Form 10-Q
period 2004-10-30
New York & Company, Inc.
filed 2004-12-13
CIK 1211351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 30, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from           to           .

COMMISSION FILE NUMBER:  1-32315

NEW YORK & COMPANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-1031445
(State of incorporation)	(I.R.S. Employer Identification No.)

450 West 33rd Street
5th Floor
New York, New York 10001	(212) 884-2000
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒

As of December 10, 2004, the registrant had 52,757,092 shares of common stock outstanding.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This quarterly report on Form 10-Q includes forward-looking statements. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict” and similar expressions, and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies.

Factors that could cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•                  the Company’s ability to open and operate new stores successfully;

•                  seasonal fluctuations in the Company’s business;

•                  the Company’s ability to anticipate and respond to fashion trends and launch new product lines successfully;

•                  the Company’s dependence on mall traffic for its sales;

•                  the susceptibility of the Company’s business to extreme and/or unseasonable weather conditions;

•                  the Company’s reliance on third parties to manage some aspects of its business;

•                  changes in the cost of raw materials, distribution services or labor;

•                  the Company’s reliance on foreign sources of production;

•                  the ability of the Company’s manufacturers to manufacture and deliver products in a timely manner while meeting the Company’s quality standards;

•                  the Company’s reliance on manufacturers to maintain ethical business practices;

•                  the Company’s ability to protect its trademarks and other intellectual property rights;

•                  the Company’s dependence on the success of its brand;

•                  competition in the Company’s market, including promotional and pricing competition;

•                  the effects of government regulation;

•                  restrictions imposed by the covenants in the amended and restated credit facilities that may limit the Company’s flexibility; and

•                  the control of the Company by its sponsors.

The Company undertakes no obligation to revise the forward-looking statements included in this quarterly report on Form 10-Q to reflect any future events or circumstances. The Company’s actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading “Risk Factors” in the Company’s prospectus dated October 6, 2004, filed with the United States Securities and Exchange Commission.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 30, 2004 (Unaudited)	January 31, 2004 (Audited)	November 1, 2003 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,285	$98,798	$63,576
Accounts receivable	16,574	10,866	13,622
Inventories, net	108,316	78,220	114,362
Prepaid expenses	21,948	14,908	13,477
Deferred income taxes	—	89	7,402
Other current assets	1,522	2,192	2,152
Total current assets	181,645	205,073	214,591

Property and equipment, net	87,318	64,052	59,879
Intangible assets	14,515	14,515	15,104
Deferred income taxes	—	1,882	2,866
Other assets	4,652	4,079	5,543
Total assets	$288,130	$289,601	$297,983

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$64,738	$47,771	$63,935
Accrued expenses	50,418	53,491	49,999
Income taxes payable	—	10,118	5,141
Deferred income taxes	1,108	—	—
Total current liabilities	116,264	111,380	119,075

Long-term debt	75,000	82,500	95,180
Deferred income taxes	6,696	—	—
Other liabilities	5,554	13,002	16,506
Total liabilities	203,514	206,882	230,761
Commitments and contingencies	—	—	—
Series A redeemable preferred stock, 12.5% cumulative, non-voting, par value $0.01; 5,000 shares authorized; No shares outstanding at October 30, 2004; 63 shares issued and outstanding (aggregate liquidation preference of $1,000 per share plus unpaid dividends) at January 31, 2004 and November 1, 2003, respectively	—	69,697	67,576
Stockholders’ equity (deficit):
Common stock, voting, par value $0.001; 300,000 shares authorized; 52,594, 45,620, and 45,620 shares issued and outstanding at October 30, 2004, January 31, 2004, and November 1, 2003, respectively	53	46	46
Additional paid-in capital	108,088	216	96
Less stock subscription receivable	—	(222)	(212)
Retained earnings (deficit)	(23,525)	12,982	(284)
Total stockholders’ equity (deficit)	84,616	13,022	(354)
Total liabilities and stockholders’ equity (deficit)	$288,130	$289,601	$297,983

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except per share amounts)	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Net sales	$242,264	$223,385	$737,183	$659,845

Costs of goods sold, buying and occupancy costs	156,759	151,577	479,715	472,674

Gross profit	85,505	71,808	257,468	187,171

Selling, general and administrative expenses	67,156	55,969	194,028	163,589

Operating income	18,349	15,839	63,440	23,582

Interest expense, net of interest income of $197, $86, $588, and $289, respectively	3,008	2,737	7,686	8,420

Accrued dividends-redeemable preferred stock	—	—	2,703	—

Loss on modification and extinguishment of debt	1,682	—	2,034	—

Loss on derivative instrument (related to LFAS, Inc. warrant)	12,630	—	29,398	—

Income before income taxes	1,029	13,102	21,619	15,162

Provision for income taxes	5,659	5,152	22,192	5,608

Net income (loss)	(4,630)	7,950	(573)	9,554

Accrued dividends-redeemable preferred stock	—	2,138	—	6,157

Net income (loss) available for common stockholders	$(4,630)	$5,812	$(573)	$3,397

Basic earnings (loss) per share:	$(0.10)	$0.13	$(0.01)	$0.08

Diluted earnings (loss) per share:	$(0.10)	$0.10	$(0.01)	$0.06

Weighted average shares outstanding:

Basic	47,488	43,761	45,505	43,761

Diluted	47,488	55,445	45,505	52,861

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Stock Subscriptions	Retained Earnings (Deficit)
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 31, 2004	45,620	$46	—	$—	$216	$(222)	$12,982	$13,022

Initial public offering, net of commissions and discounts	6,667	7	—	—	105,393	—	—	105,400
Payment of fees related to the initial public offering	—	—	—	—	(3,071)	—	—	(3,071)
Purchase of treasury stock	—	—	(54)	(173)	—	—	—	(173)
Stock options exercised	307	—	54	173	(92)	—	—	81
Excess tax benefit of exercised non-qualified stock options	—	—	—	—	281	—	—	281
Equity-based compensation expense	—	—	—	—	5,698	—	—	5,698
Payment of stock subscription receivable	—	—	—	—	—	222	—	222
Repurchase of common stock warrant	—	—	—	—	(337)	—	(35,934)	(36,271)
Net loss	—	—	—	—	—	—	(573)	(573)

Balance at October 30, 2004	52,594	$53	—	$—	$108,088	$—	$(23,525)	$84,616

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in thousands)	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Operating activities
Net income (loss)	$(573)	$9,554
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,670	9,446
Amortization / write off of deferred financing costs	3,016	960
Excess tax benefit of exercised non-qualified stock options	281	—
Equity-based compensation	5,698	98
Deferred income taxes	9,775	441
Non cash interest	—	5,809
Change in operating assets and liabilities:
Accounts receivable	(5,708)	(3,119)
Inventories, net	(30,096)	(17,622)
Prepaid expenses	(7,040)	1,722
Accounts payable	16,967	28,007
Accrued expenses	(3,073)	(1,776)
Income taxes payable	(10,118)	5,141
Change in other assets and liabilities	(6,721)	1,928
Net cash (used in) provided by operating activities	(13,922)	40,589

Investing activities
Capital expenditures	(36,536)	(17,175)
Net cash used in investing activities	(36,536)	(17,175)

Financing activities
Net proceeds from initial public offering	105,400	—
Payment of offering costs related to initial public offering	(3,071)	—
Proceeds from issuance of long-term debt	150,000	—
Repayment of long-term debt	(157,500)	—
Payment of financing costs	(4,046)	—
Redemption of Series A preferred stock	(69,696)	—
Repurchase of common stock warrant	(36,271)	—
Payment to Limited Brands, Inc.	—	(39,662)
Other financing activities	129	—
Net cash used in financing activities	(15,055)	(39,662)

Net decrease in cash and cash equivalents	(65,513)	(16,248)
Cash and cash equivalents at beginning of period	98,798	79,824

Cash and cash equivalents at end of period	$33,285	$63,576

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
October 30, 2004
(Unaudited)

1.             Basis of Presentation

                New York & Company, Inc. (together with all of its subsidiaries, the “Company”) is a specialty retailer of moderately-priced women’s apparel and accessories in the United States, serving its customers for over 86 years. The Company designs, sources and markets its proprietary New York & Company merchandise through its national network of 486 retail stores in 43 states, which are located primarily in major malls and lifestyle centers.

                The accompanying consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                The consolidated financial statements as of October 30, 2004 and November 1, 2003 and for the thirteen weeks (“three months”) and thirty-nine weeks (“nine months”) ended October 30, 2004 and November 1, 2003 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004, which were included as part of the Company’s registration statement on Form S-1 (Registration No. 333-115778), as declared effective on October 6, 2004 and filed with the United States Securities and Exchange Commission on October 7, 2004. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods.

                Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2.             Public Offering of Common Stock

                The initial public offering (the “offering”) of 11,500,000 shares of common stock, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share, was consummated on October 13, 2004. Upon consummation of the offering, net proceeds of $105.4 million and $76.4 million were distributed to the Company and selling stockholders, respectively. Immediately prior to the effectiveness of the offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled. The Company is now authorized to issue 300,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value.

                Approximately $75.2 million of the net proceeds received by the Company was used to repay the $75.0 million outstanding principal amount under its new credit facility (see Long-Term Debt and Revolving Credit Facilities), plus accrued and unpaid interest of approximately $0.2 million. The remainder of the net proceeds plus cash on hand was used to pay the $45.7 million contingent obligation due to LFAS, Inc., an affiliate of Limited Brands, Inc., incurred on March 16, 2004 in connection with the repurchase of the common stock warrant to acquire 8,050,671 shares of the Company’s common stock at $0.11 per share (the “common stock warrant”) and to pay a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC.

3.             Equity-Based Compensation

                The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which establishes a fair-value method of accounting for stock-based compensation.  The Company recorded equity-based compensation expense in the amount of $0.8 million for the three months ended October 30, 2004 and approximately thirty thousand dollars in equity-based compensation expense during the three months ended November 1, 2003.  The Company recorded equity-based compensation expense in the amount of $5.7 million and $0.1 million for the nine months ended October 30, 2004 and November 1, 2003, respectively.

                Included in equity-based compensation expense reported in the nine months ended October 30, 2004 are the following:

                Concurrently upon entering into the new credit facility on May 19, 2004, the vesting of stock options to purchase 1,854,267 shares issued pursuant to grants under the Company’s stock option plan was accelerated.  As a result, the Company recorded $0.4 million of compensation expense related to the accelerated vesting during the nine months ended October 30, 2004.

                On May 19, 2004, certain of the Company’s executive officers were granted stock options to purchase 630,663 shares of the Company’s common stock at an exercise price of $3.23 per share. Such options were immediately exercisable upon grant. In connection with these grants, the Company recorded equity-based compensation expense in the amount of $4.3 million during the nine months ended October 30, 2004.

4.             Earnings Per Share

                Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of common shares outstanding plus the dilutive effect of all stock options outstanding and the common stock warrant as if they were exercised.

                A reconciliation between basic and diluted earnings per share is as follows:

(Amounts in thousands, except per share amounts)	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Net income (loss) available for common stockholders	$(4,630)	$5,812	$(573)	$3,397
Basic EPS
Weighted average shares outstanding:
Basic common shares	47,488	43,761	45,505	43,761
Basic EPS	$(0.10)	$0.13	$(0.01)	$0.08
Diluted EPS
Weighted average shares outstanding:
Basic common shares	47,488	43,761	45,505	43,761
Plus impact of stock options	—	4,420	—	3,273
Plus impact of common stock warrant	—	7,264	—	5,827
Diluted common shares	47,488	55,445	45,505	52,861
Diluted EPS	$(0.10)	$0.10	$(0.01)	$0.06

                4,195,494 shares were excluded from the three months ended October 30, 2004 and 5,906,277 shares were excluded from the nine months ended October 30, 2004 in the above table as the impact would have been antidilutive.

                The Company’s Board of Directors approved an 8.7484-for-one stock split of the Company’s common stock effective October 6, 2004.  In connection therewith, the authorized common stock was increased from 15,000,000, $0.01 par value shares to 300,000,000, $0.001 par value shares.  All earnings per share amounts and number of shares outstanding, including all common stock equivalents, have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements.

5.             Employee Benefit Plans

                The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees. The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need to contribute to the plan during fiscal 2004.

                Net pension cost includes the following components:

(Amounts in thousands)	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Service cost	$79	$61	$237	$184
Interest cost	144	158	434	473
Expected return on plan assets	(200)	(185)	(600)	(557)
Net periodic benefit cost	$23	$34	$71	$100

                On July 1, 2004, the Company funded and distributed the assets of its terminated non-qualified deferred compensation plan that had been assumed from Limited Brands, Inc. Such distribution resulted in cash payments to executive officers of $2.1 million, out of a total $5.9 million distributed.

6.             Long-Term Debt and Revolving Credit Facilities

On March 16, 2004, certain terms of the Company’s revolving credit facility were amended. The amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility.

                The revolving loans under the amended and restated credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 2.00% and 2.50% per year, or the Prime rate plus a margin of between 0.00% and 0.50% per year, in each case depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the greater of 6.75% or the Eurodollar rate plus 5.50% per year. In addition, the Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per annum depending upon the Company’s financial performance. For so long as any default under the revolving credit facility continues, interest on the revolving loans will increase to 4.50% per year above the Eurodollar rate for Eurodollar rate loans and 2.50% per year above the Prime rate for all Prime rate loans, and interest on the term loan may, at the option of the agent or the lenders, increase to the greater of 8.75% or the Eurodollar rate plus 7.50% per year.

                Maximum availability for loans and letters of credit accommodations under the amended and restated credit facilities is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets, in addition to, restrictions on minimum earnings, liquidity, and coverage levels. The amended and restated credit facilities contain certain restrictive covenants, including limitations on (i) indebtedness, liens and guarantees, (ii) mergers, consolidations, acquisitions and asset sales, and (iii) dividends and stock repurchases. In addition, the amended and restated credit facilities contain restrictive covenants limiting the payment of dividends to New York & Company, Inc. by its subsidiaries, determined by the Company’s (i) net income, (ii) liquidity, (iii) indebtedness, and (iv) a change in ownership of the Company. The lenders have been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and certain of its subsidiaries, as collateral for the Company’s obligations under the amended and restated credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

                On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash on hand were used to: (i) repurchase from Limited Brands, Inc. a 10% subordinated note for $85.0 million, which includes $75.0 million of principal and all accrued and unpaid interest, (ii) repurchase from LFAS, Inc. the common stock warrant for $20.0 million, plus a contingent payment (see below) and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing fees included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

                In connection with the common stock warrant repurchase, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company files a public offering of its common stock, or (ii) the Company is acquired and b) the related transaction value exceeds approximately $156.8 million, the Company shall pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004, and reported $16.3 million as a reduction in stockholders’ equity (deficit) and as an obligation on the consolidated balance sheet. All subsequent changes in fair value of the obligation were reported in earnings and reported on the consolidated statement of operations as a loss on derivative instrument. During the nine months ended October 30, 2004, the Company remeasured the fair value of the obligation, which resulted in a charge to earnings of $29.4 million.  In connection with the consummation of the offering, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

                Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for the nine months ended October 30, 2004.

                On May 19, 2004, Lerner New York, Inc., a subsidiary of New York & Company, Inc., entered into a new subordinated secured term loan facility with a third party consisting of a $75.0 million, five-year term loan (“new credit facility”). On May 19, 2004, the $75.0 million term loan proceeds were used to repurchase all but one share of the Company’s $0.01 par value, non-voting, Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. The Company incurred $1.9 million of fees and expenses related to the transaction. The remaining one share of preferred stock was cancelled immediately prior to the effectiveness of the offering. On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the offering to repay the $75.0 million outstanding principal amount under its new credit facility, plus accrued and unpaid interest of approximately $0.2 million. In connection with the repayment of the term loan, $1.7 million of unamortized deferred financing costs were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for the three and nine months ended October 30, 2004.

                Prior to May 19, 2004, promissory notes made by certain members of the Company’s senior management, in the aggregated principal amount of $2.8 million, were issued in connection with these executives’ purchases of the Company’s common and preferred stock. On May 19, 2004, all of these notes were repaid in conjunction with the closing of the Company’s new credit facility and the repurchase of the Company’s preferred stock.

7.             Product Sales

                The Company operates in one business segment. Net sales by product are as follows:

(Amounts in thousands)	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Product Sales
Women’s Apparel Net Sales	$209,074	$197,249	$636,189	$582,643
Women’s Accessories Net Sales	33,190	26,136	100,994	77,202
Total Company Net Sales	$242,264	$223,385	$737,183	$659,845

	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Product Sales as Percentage of Total Net Sales
Women’s Apparel	86.3%	88.3%	86.3%	88.3%
Women’s Accessories	13.7%	11.7%	13.7%	11.7%
Total Company	100.0%	100.0%	100.0%	100.0%

8.             Income Tax Provision

                The income tax provisions for interim periods are based upon management’s estimate of the Company’s annualized effective tax rate.  Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local taxes and permanent tax differences, including accrued dividends-redeemable preferred stock and the loss on the derivative instrument.

9.             Recently Issued Accounting Pronouncements

                In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) was issued. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, the Company adopted this statement in February 2004 by recording accrued dividends-redeemable preferred stock as expense in the consolidated statement of operations and as a liability in the consolidated balance sheet.

                In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132-R”). SFAS 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the Company’s consolidated financial statements.

                In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an amendment of FASB Statement No. 123 and 95.” Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the consolidated statement of operations. This proposed statement would be effective for the first interim or annual period beginning after June 15, 2005. Since the Company currently accounts for stock options under SFAS 123, it does not expect this statement to have a material effect on the consolidated financial statements.

10.          Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of business. There are currently no material legal proceedings pending against the Company.

A case has been filed by the Center for Environmental Health against Lerner New York, Inc. and several other retailers of jewelry products in California. It alleges that lead in one of Lerner New York, Inc.’s jewelry products (a metal charm necklace suspended on a flexible cord) sold in California violates the state’s Proposition 65 statute, which precludes the sale of products in California that result in exposures to listed chemicals absent a specified warning label. The case is a companion case to two similar cases filed by the California Attorney General and an organization called As You Sow against several retail outlets selling such jewelry. The Company has not been named as a party in either of the companion cases. Violation of the statute exposes the seller to fines as well as injunctive relief. The complaint does not include a request for a specific fine amount. The case against Lerner New York, Inc. is about to commence a mediation process that is intended to resolve the case without substantial additional litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a specialty retailer of fashion-oriented, moderately-priced women’s apparel, serving its customers for over 86 years. The Company designs and sources its proprietary branded New York & Company merchandise which is sold exclusively through its national network of 486 retail stores in 43 states, as of October 30, 2004. The Company’s target customers are fashion-conscious, value-sensitive women between the ages of 25 and 45 with annual household incomes ranging from $40,000 to $75,000.

Net sales for the three and the nine months ended October 30, 2004 increased 8.5% and 11.7%, respectively, to $242.3 million and $737.2 million, respectively. Strong customer acceptance of the Company’s merchandise offerings, disciplined inventory management, managed store growth, and improvement in productivity and expense controls are evident in the Company’s results and in its increase in comparable store sales of 7.0% and 11.7% in the three and the nine months ended October 30, 2004, respectively, as compared to comparable store sales of 6.2% and 4.4% in the same periods last year. In addition, sales per selling square foot for the three and the nine months ended October 30, 2004 increased to $74 and $223, respectively, reflecting an increase of 15.6% and 19.3%,  as compared to the same periods last year.  Net sales of apparel product categories increased 6.0% and 9.2% for the three and the nine months ended October 30, 2004, respectively, as compared to the same periods last year.  Net sales of accessories product categories increased 27.0% and 30.8% for the three and the nine months ended October 30, 2004, respectively, as compared to the same periods last year.  In addition, the Company’s merchandising testing and replenishment strategies contributed to a 13.3% improvement in inventory turn in the three months ended October 30, 2004.

The Company opened 13 new stores in the three months ended October 30, 2004 and 22 new stores in the nine months ended October 30, 2004.

The Company’s business is impacted by economic conditions which affect the level of consumer spending on the merchandise it offers. These economic factors include, but are not limited to, interest rates, economic growth, unemployment levels, energy prices, consumer confidence and consumer spending. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and negatively impact its net sales and profitability. There can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing, and responsive inventory management, which the Company believes should enable it to react quickly to changes as they occur.

The Company expects to be impacted as a result of the phase out of quotas on textiles and clothing under the World Trade Organization Agreement on Textiles and Clothing as implemented on January 1, 1995. Under this agreement, import quotas are to be phased out over a period of ten years, ending January 1, 2005. This phase out would eliminate existing restrictions on the Company’s ability to import textiles. Groups representing textile manufacturers have been urging the extension of these quotas. Several requests for China safeguards have already been filed and the Committee for the Implementation of Textile Agreements has 60 days to decide if these or any additional safeguards are required.  These restrictions would only apply to China.  The Company cannot accurately assess how this issue will impact its operations, or whether the extensions or other types of restrictions will be implemented.

General

Net Sales.  Net sales consist of sales from comparable stores and non-comparable stores. A store is included in the comparable store sales calculation once it has completed 52 weeks of operation or once it has been reopened after remodeling. Non-comparable store sales include sales from new stores opened in the previous year and new stores opened in the current year which have not been opened for 52 weeks and sales from closed stores and stores closed during periods of remodeling. Net sales are recorded when the customer takes possession of the merchandise at the point of sale. Revenue from gift certificate sales and store credits is recognized at redemption. Prior to redemption, gift certificate sales and store credits are recorded as a liability. A reserve is provided for projected merchandise returns based on prior experience.

Cost of Goods Sold, Buying and Occupancy Costs.  Cost of goods sold, buying and occupancy costs are comprised of direct inventory costs for merchandise sold, distribution, payroll and related costs for design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs.

Gross Profit.  Gross profit represents net sales less cost of goods sold, buying and occupancy costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses.

Results of Operations

The following tables summarize the Company’s results of operations in the three and the nine months ended October 30, 2004 and  November 1, 2003 in dollars (except per share data) and as a percentage of net sales, as well as certain store data.

(Amounts in thousands, except per share amounts)	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Statements of operations data:
Net sales	$242,264	$223,385	$737,183	$659,845
Cost of goods sold, buying and occupancy costs (1)	156,759	151,577	479,715	472,674
Gross profit	85,505	71,808	257,468	187,171
Selling, general and administrative expenses	67,156	55,969	194,028	163,589
Operating income	18,349	15,839	63,440	23,582
Interest expense, net	3,008	2,737	7,686	8,420
Accrued dividends-redeemable preferred stock (2)	—	—	2,703	—
Loss on modification and extinguishment of debt (3)	1,682	—	2,034	—
Loss on derivative instrument (4)	12,630	—	29,398	—
Income before income taxes	1,029	13,102	21,619	15,162
Provision for income taxes	5,659	5,152	22,192	5,608
Net income (loss)	(4,630)	7,950	(573)	9,554
Accrued dividends-redeemable preferred stock (2)	—	2,138	—	6,157
Net income (loss) available for common stockholders	$(4,630)	$5,812	$(573)	$3,397

Basic earnings (loss) per share	$(0.10)	$0.13	$(0.01)	$0.08
Diluted earnings (loss) per share	$(0.10)	$0.10	$(0.01)	$0.06

(1)          In connection with the acquisition of Lerner New York Holding, Inc. from Limited Brands, Inc. on November 27, 2002 (the “acquisition”) and the application of purchase accounting, the Company recorded inventory at partial fair value, resulting in an increase of $34.5 million in the acquired cost basis of inventory. Cost of goods sold, buying and occupancy costs include $5.7 million of costs associated with the sell through of the fair value increase in the nine months ended November 1, 2003.

(2)          The Company adopted SFAS 150 in February 2004 by recording accrued dividends-redeemable preferred stock as expense in the consolidated statement of operations and as a liability in the consolidated balance sheet.

(3)          During the nine months ended October 30, 2004, the Company wrote off $2.1 million of unamortized financing fees related to the early repayment of debt. Of the $2.1 million write off, $0.4 million was associated with the repayment of the $75.0 million, 10% subordinated note in March 2004 and $1.7 million was associated with the repayment of the $75.0 million term loan under the new credit facility in October 2004.

(4)          On March 16, 2004, the Company amended and restated the credit facility to include a three-year $75.0 million term loan. The Company used $75.0 million of term loan proceeds, together with $32.2 million of cash on hand, to repay the $75.0 million principal amount, 10% subordinated note, plus $10.0 million of accrued interest, repurchase from LFAS, Inc. the common stock warrant for $20.0 million plus a contingent payment, and pay $2.2 million of fees and expenses associated with the transactions. The Company measured the fair value of the contingent payment on March 16, 2004 and reported $16.3 million as a reduction of stockholders’ equity and a liability. During the nine months ended October 30, 2004, the Company remeasured the fair value of the derivative obligation, which resulted in a charge to earnings of $29.4 million. The Company paid the obligation with proceeds from the offering.

	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	64.7%	67.9%	65.1%	71.6%
Gross profit	35.3%	32.1%	34.9%	28.4%
Selling, general and administrative expenses	27.7%	25.1%	26.3%	24.8%
Operating income	7.6%	7.0%	8.6%	3.6%
Interest expense, net	1.2%	1.2%	1.0%	1.3%
Accrued dividends-redeemable preferred stock	0.0%	0.0%	0.4%	0.0%
Loss on modification and extinguishment of debt	0.7%	0.0%	0.3%	0.0%
Loss on derivative instrument	5.2%	0.0%	4.0%	0.0%
Income before income taxes	0.5%	5.8%	2.9%	2.3%
Provision for income taxes	2.3%	2.3%	3.0%	0.9%
Net income (loss)	(1.8)%	3.5%	(0.1)%	1.4%
Accrued dividends-redeemable preferred stock	0.0%	0.9%	0.0%	0.9%
Net income (loss) available for common stockholders	(1.8)%	2.6%	(0.1)%	0.5%
Number of:
Total stores open, beginning of period	474	482	468	493
New stores	13	4	22	4
Closed stores	(1)	(3)	(4)	(14)
Total stores open, end of period	486	483	486	483

(Dollars in thousands, except square foot data)	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Selected operating data (at period end):
Total net sales growth	8.5%	4.3%	11.7%	2.4%
Comparable store sales increase	7.0%	6.2%	11.7%	4.4%
Net sales per average selling square foot (1)	$74	$64	$223	$187
Net sales per average store (2)	$505	$462	$1,545	$1,352
Total selling square footage at end of period	3,293,878	3,454,173	3,293,878	3,454,173
Average selling square footage per store (3)	6,778	7,151	6,778	7,151

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square foot per store is defined as end of period selling square feet divided by end of period number of stores.

Three Months Ended October 30, 2004 Compared to Three Months Ended November 1, 2003

                Net Sales.  Net sales for the three months ended October 30, 2004 increased 8.5% to $242.3 million, from $223.4 million for the three months ended November 1, 2003. The increase was primarily attributable to a $15.3 million, or 7.0%, increase in comparable store sales. Comparable store sales were primarily driven by a 6.1% increase in the number of sales transactions and a 0.6% increase in the average dollar sale per transaction.  Comparable store sales growth was strongest in wear-to-work apparel and accessory products. In the three months ended October 30, 2004, the Company opened 13 stores and closed one store.

                Gross Profit.  Gross profit increased $13.7 million to $85.5 million, or 35.3% of net sales, during the three months ended October 30, 2004 from $71.8 million, or 32.1% of net sales, during the three months ended November 1, 2003. The increase in gross profit reflects increased initial markup, increased volume, and improved leverage on buying and occupancy expenses.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $11.2 million to $67.2 million, or 27.7% of net sales, during the three months ended October 30, 2004 from $56.0 million, or 25.1% of net sales, during the three months ended November 1, 2003. This increase as a percentage of net sales is primarily the result of a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC; a $0.5 million increase in advisory services fees prior to the termination of the agreement, due to improved operating performance; and a $3.3 million increase in marketing expenses to support the Company’s business plan. The increase as a percentage of net sales was partially offset by the Company’s ability to improve leverage on store operating expenses, which decreased as a percentage of net sales by 0.5%.

                Operating Income (Loss).  Increases in net sales and gross profit more than offset higher selling, general and administrative expenses resulting in a $2.5 million increase in operating income to $18.3 million, or 7.6% of net sales, during the three months ended October 30, 2004 from $15.8 million, or 7.0% of net sales, in the three months ended November 1, 2003.

                Interest Expense, Net.  Net interest expense increased $0.3 million to $3.0 million for the three months ended October 30, 2004 from $2.7 million in the three months ended November 1, 2003. The increase in net interest expense is due to higher average borrowings as a result of the $75.0 million term loan entered into on May 19, 2004 under the new credit facility. This facility was repaid in full on October 13, 2004 with proceeds from the offering.

                Accrued Dividends-Redeemable Preferred Stock.  Accrued dividends-redeemable preferred stock decreased $2.1 million to zero in the three months ended October 30, 2004 from $2.1 million, or 0.9% of net sales, in the three months ended November 1, 2003.  On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled.

                Loss on Modification and Extinguishment of Debt. On October 13, 2004, the Company used proceeds from the offering to repay the $75.0 million principal amount outstanding under the new credit facility, which resulted in a $1.7 million charge, or 0.7% of net sales, associated with the write off of unamortized deferred financing costs.  The Company incurred no such charges in the same period last year.

                Loss on Derivative Instrument. In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. The offering price established the final liability to LFAS, Inc., which resulted in a charge to earnings of $12.6 million, or 5.2% of net sales, during the three months ended October 30, 2004. The obligation was repaid in full on October 13, 2004 using proceeds from the offering and cash on hand.

                Provision for Income Taxes.  The effective tax rate for the three months ended October 30, 2004 was 550.0% as compared to 39.3% for the three months ended November 1, 2003. The increase in rate for the three months ended October 30, 2004 is primarily due to the recording of a $12.6 million loss on derivative instrument, which is non-deductible for tax purposes.

                Net Income (Loss).  For the reasons discussed above, net income decreased $12.6 million to a loss of $(4.6) million for the three months ended October 30, 2004 from $8.0 million in the three months ended November 1, 2003.

Nine Months Ended October 30, 2004 Compared to Nine Months Ended November 1, 2003

                Net Sales.  Net sales for the nine months ended October 30, 2004 increased 11.7% to $737.2 million from $659.8 million for the nine months ended November 1, 2003. The increase was primarily attributable to a $75.2 million, or 11.7%, increase in comparable store sales. Comparable store sales were primarily driven by a 9.2% increase in the number of sales transactions and a 2.2% increase in the average dollar sale per transaction.  Comparable store sales growth was strongest in wear-to-work apparel and accessory products. In the nine months ended October 30, 2004, the Company opened 22 stores and closed four stores.

                Gross Profit.  Gross profit increased $70.3 million to $257.5 million, or 34.9% of net sales, during the nine months ended October 30, 2004 from $187.2 million, or 28.4% of net sales, during the nine months ended November 1, 2003. The increase in gross profit reflects increased initial markup, increased volume, decreased unit cost, and improved leverage on buying and occupancy expenses.  In addition, the acquisition of the Company in November 2002 and the related application of purchase accounting resulted in an increase of $5.7 million in cost of goods sold, buying and occupancy costs for the nine months ended November 1, 2003.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $30.4 million to $194.0 million, or 26.3% of net sales, during the nine months ended October 30, 2004 from $163.6 million, or 24.8% of net sales, during the nine months ended November 1, 2003. This increase as a percentage of net sales is primarily the result of a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC; a $1.3 million increase in advisory services fees prior to termination of the agreement due to improved operating performance; a $5.6 million increase in equity-based compensation expense primarily as a result of a one-time grant of stock options to certain key employees; and a $7.1 million increase in marketing expenses to support the Company’s business plan. The increase as a percentage of net sales was partially offset by the Company’s ability to improve leverage on store operating expenses, which decreased as a percentage of net sales by 1.0%.

                Operating Income (Loss).  Increases in net sales and gross profit more than offset higher selling, general and administrative expenses resulting in a $39.8 million increase in operating income to $63.4 million, or 8.6% of net sales, during the nine months ended October 30, 2004 from $23.6 million, or 3.6% of net sales, in the nine months ended November 1, 2003.

                Interest Expense, Net.  Net interest expense decreased $0.7 million to $7.7 million for the nine months ended October 30, 2004 from $8.4 million in the nine months ended November 1, 2003. The decrease in net interest expense is primarily due to the repayment of the $75.0 million, 10% subordinated note on March 16, 2004.

                Accrued Dividends-Redeemable Preferred Stock.  Accrued dividends-redeemable preferred stock decreased $3.5 million to $2.7 million, or 0.4% of net sales, in the nine months ended October 30, 2004 from $6.2 million, or 0.9% of net sales, in the nine months ended November 1, 2003.  In February 2004, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’’ (‘‘SFAS 150’’). In accordance with SFAS 150, the Company recorded accrued dividends-redeemable preferred stock as expense in the nine months ended October 30, 2004. In the nine months ended November 1, 2003, the Company recorded accrued dividends-redeemable preferred stock as a reduction to net income (loss) available to common stockholders. On May 19, 2004, the Company used the $75.0 million of loan proceeds from the new credit facility to redeem substantially all of its Series A redeemable preferred stock.

                Loss on Modification and Extinguishment of Debt.  Loss on modification and extinguishment of debt for the nine months ended October 30, 2004 was $2.1 million, or 0.3% of net sales. On March 16, 2004, the Company repaid the $75.0 million, 10% subordinated note with proceeds from the amended and restated credit facilities, which resulted in a $0.4 million charge associated with the write off of unamortized deferred financing costs.  In addition, on October 13, 2004, the Company used proceeds from the offering to repay the $75.0 million principal amount outstanding under the new credit facility, which resulted in a $1.7 million charge associated with the write off of unamortized deferred financing costs.  The Company incurred no such charges in the same period last year.

                Loss on Derivative Instrument.  In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that requires the Company to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. During the nine months ended October 30, 2004, the Company remeasured the fair value of the derivative instrument, which resulted in a charge to earnings of $29.4 million, or 4.0% of net sales. The obligation was repaid in full on October 13, 2004 using proceeds from the offering and cash on hand.

                Provision for Income Taxes.  The effective tax rate for the nine months ended October 30, 2004 was 102.7% as compared to 37.0% for the nine months ended November 1, 2003. The increase in rate for the nine months ended October 30, 2004 is primarily due to the recording of a $29.4 million loss on derivative instrument and $2.7 million in accrued dividends-redeemable preferred stock, both of which are non-deductible for tax purposes.

                Net Income (Loss).  For the reasons discussed above, net income decreased $10.2 million to a loss of $(0.6) million for the nine months ended October 30, 2004 from $9.6 million in the nine months ended November 1, 2003.

Quarterly Results and Seasonality

                The Company views the retail apparel market as having two principal selling seasons, spring (first and second fiscal quarters) and fall (third and fourth fiscal quarters). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during the fourth fiscal quarter. Any decrease in sales or margins during this period could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations in sales also affect the Company’s inventory levels.

Liquidity and Capital Resources

                The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores and remodeling of existing stores. Historically, the Company has financed these requirements from internally generated cash flow or investments by its former parent prior to the acquisition. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under the Company’s revolving credit facility, if needed. The Company is in compliance with all debt covenants.

                On March 16, 2004, the Company repurchased the common stock warrant from LFAS, Inc. for $20.0 million in cash and a $16.3 million contingent obligation, which was reported as a reduction to stockholders’ equity  and as a liability on the consolidated balance sheet. Subsequently, the Company remeasured the value of the contingent obligation which resulted in a charge to earnings of $29.4 million for the nine months ended October 30, 2004 and is reported as a loss on derivative instrument on the consolidated statement of operations. On the consolidated statement of cash flows and in the discussion below, the $20.0 million cash payment and the $16.3 million initial fair value of the contingent obligation on March 16, 2004 are reported as a reduction of cash flows from financing activities while the $29.4 million mark-to-market is reported as a reduction of cash flow from operating activities.

Operating Activities

                Net cash used in operating activities was $13.9 million for the nine months ended October 30, 2004, while net cash provided by operating activities was $40.6 million for the nine months ended November 1, 2003. Net income (loss) was $(0.6) million for the nine months ended October 30, 2004, as compared to $9.6 million for the nine months ended November 1, 2003. The loss for the nine months ended October 30, 2004 and the resulting decrease in net income as compared to the prior year are directly related to a $29.4 million loss on derivative instrument, which reflects the mark-to-market of the contingent obligation to LFAS, Inc. incurred on March 16, 2004 in connection with the repurchase of the common stock warrant.  The obligation to LFAS, Inc. was paid on October 13, 2004 using proceeds from the offering.  The Company’s obligations to LFAS, Inc. have been fully satisfied. In addition, the following contributed to the reduction in cash flows from operating activities: inventories increased $30.1 million in the nine months ended October 30, 2004 as compared to $17.6 million in the nine months ended November 1, 2003. The inventory build for the nine month period ended October 30, 2004 was greater than the prior year period due to lower inventory levels at the start of fiscal 2004. Inventory levels at the end of the nine months ended October 30, 2004 have decreased by $6.1 million as compared to inventory levels at November 1, 2003. Prepaid expenses increased $7.0 million in the nine months ended October 30, 2004 as compared to a decrease of $1.7 million in the nine months ended November 1, 2003; accounts payable increased $17.0 million in the nine months ended October 30, 2004 as compared to $28.0 million in the nine months ended November 1, 2003; income taxes payable decreased $10.1 million in the nine months ended October 30, 2004 as compared to an increase of $5.1 million in the nine months ended November 1, 2003; and $6.7 million net cash used in changes in other assets/liabilities in the nine months ended October 30, 2004 as compared to $1.9 million net cash provided in the nine months ended November 1, 2003.

Investing Activities

                Cash used in investing activities was $36.5 million for the nine months ended October 30, 2004 as compared to $17.2 million for the nine months ended November 1, 2003. The increase reflects capital expenditures related to the construction of new stores, remodeling of existing stores and converting stores to the New York & Company storefront signage.

                Projected capital expenditures for the fiscal year ending January 29, 2005 are approximately $44.0 million, to be used primarily to fund new store openings, the remodeling of existing stores and, to a lesser extent, information technology and related investments. Historically, the Company has financed such capital expenditures with cash from operations and borrowing under its credit facility, if needed. The Company believes that it will continue to finance ongoing capital expenditures in this manner.

Financing Activities

                Net cash used in financing activities was $15.1 million for the nine months ended October 30, 2004 as compared to $39.7 million for the nine months ended November 1, 2003. Net cash used in financing activities for the nine months ended October 30, 2004 consisted of the following: net proceeds of $105.4 million from the offering; proceeds of $75.0 million from the amended and restated credit facilities entered into on March 16, 2004; proceeds of $75.0 million from the new credit facility entered on May 19, 2004; the repayment of the $75.0 million, 10% subordinated note, plus accrued and unpaid interest; $36.3 million used to repurchase from LFAS, Inc. the common stock warrant; the redemption of substantially all of the Company’s outstanding Series A preferred stock for $72.4 million; the repayment of the $75.0 million principal amount outstanding under the new credit facility, plus accrued and unpaid interest; and the payment of $7.1 million in fees and expenses related to these transactions. Net cash used in financing activities for the nine months ended November 1, 2003 represents a $39.7 million payment to Limited Brands, Inc. relating to the acquisition.

Credit Facilities and Other Long-Term Debt

                Amended and Restated Credit Facilities.  On March 16, 2004, certain terms of the Company’s revolving credit facility were amended. The amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. As of October 30, 2004, the Company had no outstanding amounts under the revolving credit facility and had availability of $54.7 million with outstanding letters of credit of $16.8 million as compared to $39.5 million in outstanding letters of credit as of November 1, 2003. The reduction in letters of credit reflects changes in terms with vendors.

                The revolving loans under the amended and restated credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 2.00% and 2.50% per year, or the Prime rate plus a margin of between 0.00% and 0.50% per year, in each case depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the greater of 6.75% or the Eurodollar rate plus 5.50% per year. In addition, the Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per annum depending upon the Company’s financial performance. For so long as any default under the revolving credit facility continues, interest on the revolving loans will increase to 4.50% per year above the Eurodollar rate for Eurodollar rate loans and 2.50% per year above the Prime rate for all Prime rate loans, and interest on the term loan may, at the option of the agent or the lenders, increase to the greater of 8.75% or the Eurodollar rate plus 7.50% per year.

                The amended and restated credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

                The lenders have been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and certain of its subsidiaries, as collateral for the Company’s obligations under the amended and restated credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

                The terms of the amended and restated credit facilities were further amended on May 19, 2004 to allow for the consummation of the new credit facility described below.

                New Credit Facility.  On May 19, 2004, the Company entered into a new subordinated secured term loan facility with a third party consisting of a $75.0 million, five-year term loan. The Company used the $75.0 million loan proceeds to repurchase substantially all of its Series A preferred stock. On October 13, 2004, the new credit facility was repaid in full from the proceeds of the offering.

Preferred Stock

                In connection with the acquisition, the Company issued shares of $0.01 par value, non-voting, Series A redeemable preferred stock, which accrued dividends at 12.5% per annum. On May 19, 2004, all but one share of the preferred stock was repurchased and accrued and unpaid dividends were paid with proceeds from the new credit facility. The remaining one share of preferred stock was cancelled immediately prior to the effectiveness of the offering.

Cash Requirements

                As of October 30, 2004, the Company had $33.3 million in cash available to fund operations and future growth, in addition to $54.7 million available for borrowings under the revolving credit facility, net of letter of credit accommodations outstanding of $16.8 million. The Company believes that cash flows from operations, the current cash balance and funds available under the amended and restated credit facilities will be sufficient to meet the Company’s working capital needs and planned capital expenditures for at least the next twelve months.

Critical Accounting Policies

                The preparation of financial statements in conformity with generally accepted accounting principles  in the United States requires the Company to make estimates and assumptions that impact the amounts reported on its consolidated financial statements and related notes. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and the fair market value of assets acquired in the acquisition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company’s results of operations and financial position.

                Inventory Valuation.  Inventories are valued at the lower of cost or market, on a weighted average cost basis using the retail method. The Company calculates inventory costs on an individual item-class level to ensure a high degree of accuracy. The Company records a charge to cost of goods sold, buying and occupancy costs when a permanent retail price reduction is reflected in the stores. In addition, management makes estimates and judgments regarding initial markups, markdowns, future demand and market conditions. These assumptions can have a significant impact on current and future operating results and financial position. The Company’s estimates have historically been valid. At the end of each season, goods related specifically to that season are marked down and valued at the estimated current retail value. The use of the retail method and the recording of markdowns effectively values the inventory at the lower of cost or market. In addition, an inventory loss estimate is recorded each period. These estimates are adjusted based upon physical inventories performed twice each year.

                Impairment of Long-Lived Assets.  The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluations for fiscal 2004 disclosed no impaired assets.

                Goodwill and Other Intangible Assets.  SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. This Statement requires that these assets be reviewed for impairment at least annually. The intangible assets relate primarily to the New York & Company trademark. The trademark was initially valued using the “relief from royalty method” by an independent appraiser. The Company tests for impairment annually. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

                Income Taxes.  Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations. At October 30, 2004, no valuation allowance had been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

Adoption of New Accounting Standards

                In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) was issued. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, the Company adopted this statement in February 2004 by recording accrued dividends-redeemable preferred stock as expense in the consolidated statement of operations and as a liability in the consolidated balance sheet.

                In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132-R”). SFAS 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the Company’s consolidated financial statements.

                In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an amendment of FASB Statement No. 123 and 95.” Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the consolidated statement of operations. This proposed statement would be effective for the first interim or annual period beginning after June 15, 2005. Since the Company currently accounts for stock options under SFAS 123, it does not expect this statement to have a material effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Interest Rates.  The Company’s market risks relate primarily to changes in interest rates. The Company’s amended and restated credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by $0.8 million annually. The Company historically has not engaged in interest rate hedging activities.

                Currency Exchange Rates.  The Company is not exposed to currency exchange rate risks with respect to inventory purchases as such expenditures are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

                (a)           Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

                (b)           Internal Controls Over Financial Reporting. There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the ordinary course of business. There are currently no material legal proceedings pending against the Company.

A case has been filed by the Center for Environmental Health against Lerner New York, Inc. and several other retailers of jewelry products in California. It alleges that lead in one of Lerner New York, Inc.’s jewelry products (a metal charm necklace suspended on a flexible cord) sold in California violates the state’s Proposition 65 statute, which precludes the sale of products in California that result in exposures to listed chemicals absent a specified warning label. The case is a companion case to two similar cases filed by the California Attorney General and an organization called As You Sow against several retail outlets selling such jewelry. The Company has not been named as a party in either of the companion cases. Violation of the statute exposes the seller to fines as well as injunctive relief. The complaint does not include a request for a specific fine amount. The case against Lerner New York, Inc. is about to commence a mediation process that is intended to resolve the case without substantial additional litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           For the three months ended October 30, 2004, the Company (i) granted to directors, employees and management options to purchase 234,336 shares of the Company’s common stock at a weighted average exercise price of approximately $17.00 per share under its 2002 Stock Option Plan; and (ii) issued 288,863 shares of the Company’s common stock upon the exercise of outstanding options under its 2002 Stock Option Plan.  These grants and shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder in as much as they were offered and sold under written compensatory benefit plans and otherwise in compliance with the provisions of Rule 701.

(b)           On October 6, 2004, the United States Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (Registration No. 333-115778). The Registration Statement covered the offering of 11,500,000 shares of common stock, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share, for an aggregate offering price of $195.5 million through a syndicate of underwriters with Bear, Stearns & Co. Inc. and J.P. Morgan Securities Inc. as co-lead managers. Upon consummation of the offering, net proceeds of $105.4 million and $76.4 million were distributed to the Company and selling stockholders, respectively. The Company incurred approximately $13.7 million in underwriting commissions and discounts and $3.1 million in offering expenses. On October 6, 2004 the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled. The Company is now authorized to issue 300,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value.

                Approximately $75.2 million of the net proceeds received by the Company was used to repay the $75.0 million outstanding principal amount plus $0.2 million in interest under its new credit facility. The remainder of the net proceeds plus cash on hand was used to pay the $45.7 million contingent obligation due to LFAS, Inc. and to pay a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC. Bear Stearns Merchant Banking, an affiliate of Bear Stearns Merchant Manager II, LLC, is a holder of more than 10% of common stock of the Company. Bear, Stearns & Co. Inc., an affiliate of Bear Stearns Merchant Banking, served as co-lead manager of the offering and received a portion of the underwriting discounts and commissions. No other expenses incurred by the Company in connection with the offering were paid to officers or directors of the Company or their associates or to a person owning 10% or more of the Company’s common stock.

(c)           Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the offering, pursuant to Written Consents of Stockholder of New York & Company, Inc., (i) dated August 25, 2004, the Company’s stockholders consented to the expansion of the board of directors to nine members, and the election of Richard L. Perkal to fill the vacancy (the following directors’ terms of office continued as well after the date of the written consent: Richard P. Crystal, Ronald W. Ristau, Bodil M. Arlander, Philip M. Carpenter III, John D. Howard, M. Katherine Dwyer, David H. Edwab and Arthur E. Reiner); and (ii) dated September 30, 2004, the Company’s stockholders consented to taking the following actions in connection with the offering: (1) the approval and adoption of the Company’s Restated Certificate of Incorporation, and (2) the cancellation of the remaining one outstanding share of Series A redeemable preferred stock; as well as a general ratification of board and board committee action.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report and made a part hereof.

3.1           Restated Certificate of Incorporation.

3.2           Amended and Restated Bylaws.

31.1         Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2         Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32            Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.

/s/ Ronald W. Ristau
By: Ronald W. Ristau
Its: Chief Operating Officer and
Chief Financial Officer
Dated: December 13, 2004

/s/ Ronald W. Ristau
By: Ronald W. Ristau
Its: Principal Financial Officer
Dated: December 13, 2004