Form 10-K
period 2005-01-29
New York & Company, Inc.
filed 2005-04-19
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JANUARY 29, 2005.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM        TO        .

Commission file number 1-32315

NEW YORK & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1031445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
450 West 33rd Street, 5th Floor, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 884-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 31, 2004 is not applicable as the registrant was not publicly traded as of July 31, 2004. The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $255.7 million as of April 11, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.001 par value—53,439,864 shares as of April 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 24, 2005 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K INDEX

Part I

Item 1.                        Business

Overview

New York and Company, Inc. (together with it subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of 476 retail stores in 44 states, as of January 29, 2005. The Company’s target customers are fashion-conscious, value-sensitive women between the ages of 25 and 45 with annual household incomes ranging from $40,000 to $75,000. The Company believes its merchandising strategy and brand positioning differentiate the Company from its competitors. Trademarks referenced in this Annual Report on Form 10-K, including our New York & Company™, Lerner™ and Lerner New York™, City Crepe™, City Spa™, City Stretch™ and New York Jeans™ trademarks, appear in italic type and are the property of New York and Company, Inc. or its susidiaries.

The Company offers a merchandise assortment consisting of casual and wear-to-work apparel and accessories, including pants, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags and jewelry. The Company’s merchandise reflects current fashions and fulfills a broad spectrum of its customers’ lifestyle and wardrobe requirements.

The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. The Company believes its stores create an exciting shopping experience through the use of compelling window displays, creative and coordinated merchandise presentations and in-store promotional signage. The Company’s stores are typically concentrated in large population centers of the United States and are primarily located in malls which attract middle income shoppers.

New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. (“Lerner Holding”) and its subsidiaries from Limited Brands, Inc. (“Limited Brands”), an unrelated company. On November 27, 2002, several limited partnerships controlled by Bear Stearns Merchant Capital II, L.P. (together with any affiliates through which such partnerships invest, “Bear Stearns Merchant Banking”) acquired Lerner Holding and its subsidiaries from Limited Brands (the “acquisition”).

On October 6, 2004, the Company completed an initial public offering of 11,500,000 shares of common stock, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share.

Profitability Growth Strategy

The Company was founded in 1918 and operated as a subsidiary of Limited Brands from 1985 to 2002. Beginning in 1996, the Company undertook a series of significant strategic initiatives intended to improve its profitability and position it for future growth. These initiatives included:

Real Estate Portfolio Rationalization.   Starting in 1996, the Company began a thorough evaluation of its store real estate portfolio in an effort to rationalize its store base through the closing of underperforming locations. The Company concluded that a significant number of its stores were either too large or located in undesirable locations. Since 1996, the Company has closed 425 stores that were collectively only marginally profitable. These stores had an average size of approximately

8,300 gross square feet compared to approximately 5,500 gross square feet for the Company’s new store model. The Company’s real estate rationalization is substantially complete.

In-House Design and Sourcing Model Implementation.   Beginning in 1997, the Company implemented an in-house flexible, cost-effective design and sourcing model that allows it to bring a broader range of merchandise to market more rapidly and efficiently and to capitalize on current trends and fast-selling items. Concurrent with this change, all merchandise was converted to carry the New York & Company label. Previously, the Company had relied on external vendors for product design and sourcing, resulting in a variety of merchandise with multiple labels rather than a single proprietary brand.

Brand Repositioning.   During 2000, the Company completed a comprehensive brand evaluation and began a transition from the Lerner New York store name to the New York & Company brand. The Company made significant changes across the marketing and merchandising elements of its business, including storefront signage, packaging, in-store visuals and promotional materials. Currently, all of the Company’s stores operate under New York & Company storefront signage. Over the next several years, the Company intends to further modernize its brand image by remodeling a significant portion of its current store base to create an environment that reinforces a consistent brand image, including changing the interiors of these stores from the previous format to the current black-and-white New York & Company design.

Positioning for Future Growth.   In November 2002, Bear Stearns Merchant Banking acquired Lerner Holding and its subsidiaries from Limited Brands with the intention of building on its established brand strength and pursuing an accelerated growth plan. Since the acquisition, the Company has built an efficient independent operating infrastructure that supports its growth and productivity initiatives. Accelerating the Company’s new store roll-out and expanding the highly profitable accessories business are key elements of the Company’s growth strategy.

The Company’s Competitive Position

Established and Differentiated Brand

The Company believes its customers associate the proprietary New York & Company brand with fashion, quality and value. The Company believes its combination of fashion-oriented apparel and accessories and attractive price points differentiates its brand from most of its competitors. The Company consistently communicates its brand image across all aspects of its business, including its storefronts, merchandise assortments, in-store visuals, and direct marketing and advertising. The Company believes that its brand differentiation is a key part of its competitive position and expects it to increase customer loyalty and generate greater awareness with new customers.

Highly Integrated Design, Sourcing and Merchandise Management Processes

The Company is able to quickly identify and react to trends that have broad appeal to its target customer base through its in-house design team and its integrated product development, testing and sourcing processes. The Company tests its products on an ongoing basis to ensure customer demand supports order quantities prior to completing its orders. Through the Company’s long-standing vendor relationships, it has been able to source its merchandise in a manner that is cost effective, maximize its speed to market, and facilitate rapid reorder of best-selling items. This highly integrated approach allows the Company to carry a merchandise assortment that addresses customer demand while minimizing inventory risk and maximizing sales and profitability.

Profitable Store Base

The Company has developed what it believes to be an appealing retail store model that is highly profitable and operates successfully in a variety of regional malls and off-mall locations. The Company’s stores are designed to create an enjoyable and convenient shopping experience for the customer. The Company believes that its stores attract a customer demographic that is highly desirable to mall developers and landlords and can operate successfully in a wide variety of geographic locations.

Experienced Management Team

The Company’s senior management team has an average of 26 years of retail apparel industry experience and a proven track record of success. In addition, the senior members of the Company’s design and merchandising teams have an average of 24 and 21 years of retail apparel industry experience, respectively. In combination, these teams are responsible for developing and implementing the Company’s initiatives for strengthening its brand, expanding its store base, improving productivity, and building the infrastructure necessary to support its future growth.

The Company’s Growth Strategies

Expand New York & Company Store Base

The Company opened 26 stores during fiscal year 2004, adding 115,487 selling square feet. During fiscal year 2004, the Company remodeled 40 stores and closed 18 stores, resulting in a reduction of 244,183 selling square feet. The reduction in non-productive selling square feet is an integral component of the Company’s program to improve productivity and profitability. The Company ended fiscal year 2004 with 476 stores and 3,189,770 selling square feet. Net sales per average store were $2.2 million in fiscal year 2004, up 10% from fiscal year 2003 net sales per average store of $2.0 million. In support of the Company’s store expansion program, the Company plans to open 40 to 50 stores in fiscal year 2005 and plans to remodel 40 to 50 stores in fiscal year 2005.

Further Penetrate Existing Accessories Product Category

The accessories product category represented $140.3 million, or 13.5% of the Company’s fiscal year 2004 net sales, an improvement of 28% as compared to net sales of $109.2 million in fiscal year 2003. The Company believes expansion of this category represents a significant opportunity to increase the productivity of its store base and thereby increase sales and profits. The Company has successfully launched a new accessories merchandise area in several of its existing stores. The Company has been encouraged by the results and plans on incorporating accessories merchandise areas in connection with a portion of its new and remodeled stores. The Company had 22 such stores in operation at the end of fiscal year 2004.

Enhance Brand Image and Increase Customer Loyalty

The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortments, customer service, direct marketing and advertising. The Company’s brand has gained strong recognition and endorsement by its target customers. The Company believes a nationally recognized brand will further drive brand awareness, merchandise sales and customer loyalty.

Further Improve Profitability

As the Company continues to grow its business, the Company intends to maximize economies of scale and increase operational efficiencies to improve profitability. The Company believes its continued focus on merchandise testing, inventory turn and distribution efficiencies will generate improved profitability and maximize cash flow from operations.

Design and Merchandising

The Company’s product development group, led by its merchant buyers and designers, is dedicated to consistently delivering to its customers high-quality fashion apparel and accessories at competitive prices. In 1997, the Company’s product development process was reconfigured to support internal design rather than market purchase of designs. Consistent with that philosophy, the Company’s stores carry only internally designed New York & Company brand merchandise. The Company has also refined its product development cycle to reduce development time and increase consumer testing prior to the completion of major purchase orders. The Company seeks to provide its customers with key fashion items of the season, as well as a broad assortment of coordinating apparel items and accessories that will complete their wardrobe. The Company’s merchandising, marketing and promotional efforts encourage multiple unit and outfit purchases.

New product lines are introduced into the Company’s stores in six major deliveries each year (spring, summer, transition, fall, holiday and pre-spring) that are updated with selected new items every four to six weeks to keep the merchandise current. Product line development begins with the introduction of the design concepts, key styles and the initial assortment selection for the product line. The Company’s designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items that will appeal to its target customer, designing the product line and presenting it to the Company’s merchants for review. The Company’s merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces to guide the designers, as well as buying, testing and editing the line during the season on an ongoing basis.

Sourcing

The Company’s sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

Sourcing Relationships.   The Company purchases apparel and accessories both from importers and directly from manufacturers. The Company’s relationships with its direct manufacturers are supported by independent buying agents, who help coordinate its purchasing requirements with the factories. The Company’s unit volumes, long-established vendor relationships and its knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable the Company to buy high-quality, low-cost goods. The Company sources from approximately 29 countries and is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company’s broad sourcing network allows it to meet its objectives of quality, cost, speed to market, and inventory efficiency by shifting its merchandise purchases as required, and react quickly to changing market or regulatory conditions. In fiscal year 2004, the Company sourced 98% of its merchandise from: Cambodia, China, Macau, Hong Kong, Dominican Republic, Guatemala, India, Indonesia, Philippines, Republic of Korea, Saipan, Sri Lanka, Taiwan, the United States and Vietnam. China, Macau and Hong Kong are its largest country sources representing 41% of purchases in fiscal year 2004.

Quality Assurance and Compliance Monitoring.   As part of the Company’s transition services agreement with Limited Brands, the Company uses Independent Production Services (“IPS”), a unit of Limited Brands, to provide the Company with monitoring of country of origin, point of fabrication compliance, code of business conduct and labor standards compliance, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. The

Company’s quality assurance field inspectors or IPS representatives visit each apparel factory prior to its first bulk garment production to ensure that the factory quality control associates understand and comply with the Company’s requirements. The Company’s independent buying agents and importers also conduct in-line factory and final quality audits. Under the transition services agreement with Limited Brands, the Company’s inbound shipments are further audited by Limited Brands for visual appearance and measurement. Monthly audit reports are sent to all buying agents and factories and any factories not performing at expected levels are either put on IPS’s continuous improvement plan designed to improve their quality statistics or are removed from the approved factory list.

Distribution and Logistics

Limited Brands provides the Company with certain warehousing and distribution services under the transition services agreement. All of the Company’s merchandise is received, inspected, processed, warehoused and distributed through Limited Brands’ distribution center in Columbus, Ohio. Details about each receipt are supplied to the Company’s store inventory planners who determine how the product should be distributed among its stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores. The Company believes its costs related to distribution are competitive for the apparel industry. For further information regarding the transition services agreement with Limited Brands, see Item 13 “Certain Relationships and Transactions” in this Annual Report on Form 10-K.

Stores and Expansion

As of January 29, 2005, the Company operated 476 stores in 44 states with an average of 6,701 selling square feet per store as compared to 7,091 in the last fiscal year. In 2004, new stores averaged 4,442 selling square feet and remodeled stores averaged 5,742 selling square feet. This reduction in average selling square footage is an integral component of the Company’s program to improve productivity and profitability. All of its stores are leased and are located in shopping malls of different types and off-mall locations including urban street locations or in lifestyle centers.

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores remodeled during fiscal year	Number of stores closed during fiscal year	Total stores open at end of fiscal year
2000	594	5	62	(39)	560
2001	560	6	23	(44)	522
2002	522	2	9	(31)	493
2003	493	5	15	(30)	468
2004	468	26	40	(18)	476

Fiscal Year	Total selling square feet at beginning of fiscal year	Selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores remodeled during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Total selling square feet at end of fiscal year
2000	4,595,730	25,742	(147,129)	(307,574)	4,166,769
2001	4,166,769	30,567	(56,377)	(317,746)	3,823,213
2002	3,823,213	10,136	(26,370)	(212,607)	3,594,372
2003	3,594,372	21,321	(60,833)	(236,394)	3,318,466
2004	3,318,466	115,487	(112,930)	(131,253)	3,189,770

Store Count by State

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	10	Louisiana	11	North Carolina	17
Arizona	8	Maine	1	Ohio	22
Arkansas	1	Maryland	15	Oklahoma	4
California	42	Massachusetts	9	Oregon	1
Colorado	3	Michigan	14	Pennsylvania	28
Connecticut	6	Minnesota	7	Rhode Island	1
Delaware	1	Mississippi	7	South Carolina	11
Florida	29	Missouri	13	South Dakota	1
Georgia	19	Nebraska	3	Tennessee	8
Idaho	1	Nevada	3	Texas	39
Illinois	26	New Hampshire	1	Utah	3
Indiana	8	New Jersey	23	Virginia	16
Iowa	2	New Mexico	3	Washington	2
Kansas	1	New York	44	West Virginia	5
Kentucky	4			Wisconsin	3
				Grand Total	476

Site Selection.   Since the acquisition of the Company by Bear Stearns Merchant Banking from Limited Brands in 2002, the Company has established its own dedicated real estate management team. The Company’s real estate team is responsible for new store site selection. In selecting a specific location for a new store, the Company targets high-traffic, prime real estate in locations with demographics reflecting concentrations of its target customers and a complementary tenant mix. The Company’s team has currently identified a significant number of target sites in existing malls and off-mall locations with appropriate market characteristics. The Company opened 26 new stores in fiscal year 2004 and five new stores in fiscal year 2003. The Company plans to open approximately 40 to 50 stores in fiscal year 2005. The Company’s average new store requires an inventory investment of approximately $0.2 million and capital expenditures of approximately $0.7 million. The Company typically receives approximately $0.2 million in landlord allowances for each new store. The Company expects to fund its store openings with cash flow from operations and, if necessary, borrowings under its revolving credit facility.

Store Display and Merchandising.   The Company’s stores are designed to effectively display its merchandise and create an upbeat atmosphere. Expansive front windows allow potential customers to see easily into the store and are used as a vehicle to highlight major merchandising and promotional events. The open floor design allows customers to readily view the majority of the merchandise on display, while store fixtures allow for the efficient display of garments and accessories. Merchandise displays are modified on a weekly basis based on sales trends and inventory receipts. The Company’s in-store product presentation utilizes a variety of different fixtures to highlight the product line’s breadth and versatility. Complete outfits are displayed throughout the store using garments from a variety of product categories. The Company displays complete outfits to demonstrate how its customers can combine different pieces in order to increase unit sales.

Pricing and Promotional Strategy.   The Company’s in-store pricing and promotional strategy is designed to drive customer traffic and promote brand loyalty. When a line is first introduced, its fashion items are sold at full retail price, while its key items are promoted, frequently with a “2 for 1” pricing strategy to encourage multiple unit sales. Select key items are also prominently displayed in store windows at competitive prices to drive traffic into the stores.

Inventory Management.   The Company’s inventory management systems are designed to maximize merchandise profitability and increase inventory turns. The Company constantly monitors inventory turns on the selling floor and uses pricing and promotions to maximize sales and profitability and to achieve inventory turn goals. The Company holds four major sales events each year: its spring sale in March, its summer sale in June, its fall sale in October, and its holiday sale in January. The Company has a refined inventory loss prevention program that is integrated with the store operations and finance departments of its business. This program includes electronic article surveillance systems in a majority of stores as well as monitoring of merchandise returns, merchandise voids, employee sales and deposits, and educating store personnel on loss prevention.

Field Sales Organization.   Store operations are organized into five regions and 48 districts. Each region is managed by a regional sales manager and a regional operations manager. Each regional manager is typically responsible for between 65 and 107 stores. The Company staffs approximately 48 district managers, with each typically responsible for the sales and operations of between seven and 13 stores. Each store is typically staffed with a store manager, a co-sales manager and an assistant sales manager, as required, in addition to hourly sales associates. The Company has approximately 1,694 in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is based on monthly sales performance, effective labor management and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company conducts independent surveys of customer satisfaction in all major stores on a recurring basis. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company’s customers’ shopping experience.

Store Sales Associates.   The Company typically employs between 7,500 and 11,000 full- and part-time store sales associates, depending on the season. The Company has well-established store operating policies and procedures and utilizes an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with Company product offerings. The Company offers its sales associates a discount on merchandise to encourage them to wear its apparel while on the selling floor.

Brand Building and Marketing

The Company believes that its New York & Company brand is among its most important assets. The ability of the Company to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes that its combination of fashion-oriented apparel, accessories and attractive price points differentiates its brand from its competitors. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of this brand through, among other things, advertising, in-store marketing, direct mail marketing, and email communications. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

The Company believes that it is strategically important to communicate on a regular basis directly with its current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing, e-mail communications and in-store presentation. The Company uses its customer database, which includes over six million customers who have made purchases within the last twelve months, to design marketing programs to its core customers. Marketing expenditures as a percentage of sales were 2.9% in fiscal year 2004 and 2.3% in fiscal year 2003.

Customer Credit

The Company has a credit card processing agreement with a third party (the “administration company”), which provides the services of the Company’s proprietary credit card program. The Company allows payments on this credit card to be made in its stores as a service to its customers. The administration company owns the credit card account, with no recourse from the Company. All of the Company’s proprietary credit cards carry the New York & Company brand. These cards provide purchasing power to customers and additional vehicles for the Company to communicate product offerings. Sales on these cards comprised 28% of total net sales in fiscal year 2004. As a group, the Company’s active proprietary card holders are its best customers, with more store visits and higher annual spending than its non-proprietary credit card and cash customers.

Management Information Systems

Management information systems are a key component of the Company’s business strategy and it is committed to utilizing technology to enhance its competitive position. The Company’s information systems integrate data from the field sales, design, merchandising, planning and distribution, and financial reporting functions. The Company’s core business systems consist of both purchased and internally developed software, operating on UNIX and AS400 platforms. These systems are accessed over a company-wide network and provide corporate employees with access to key business applications.

Sales and cash deposit information are electronically collected from the stores’ point-of-sale terminals on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, the Company collects customer transaction data to update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company’s ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

Competition

The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company believes its competitors include Express, The Limited, Gap, Ann Taylor LOFT, Old Navy and JCPenney, among others. The Company differentiates itself from competitors on the basis of its fashion and proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

Intellectual Property

The Company believes that it has all of the registered trademarks it needs to protect its New York & Company, Lerner, Lerner New York, City Crepe, City Spa, City Stretch and New York Jeans brands and the Company vigorously enforces all of its trademark rights.

Brylane Agreement.   In 1993, Limited Brands granted Brylane, a catalog and internet sales company, a license to use various trademarks of Lerner New York in connection with the design, manufacture, distribution and sale of apparel and accessories through mail order catalogues and on the internet. The Company retains all other rights to the Lerner New York trademark. The license agreement does not provide Brylane any rights to the New York & Company brand or New York & Company-branded merchandise. The Brylane license will terminate on October 20, 2007. In addition, under the Company’s credit card agreement with the administration company, Brylane has rights to the names of the holders of its New York & Company proprietary credit cards until October 2005 pursuant to a separate letter agreement between the Company and Brylane. The Company does not foresee any adverse material business implications associated with this licensing agreement.

Employees and Labor Relations

As of January 29, 2005, the Company had 2,196 full-time employees, of which 403 worked out of its headquarters in New York and 1,793 worked in its stores, and 5,384 part-time employees, that are primarily store-based associates. As of January 29, 2005, 876 employees were subject to one of three collective bargaining agreements. The Company’s collective bargaining agreement with Local 2179 of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) AFL-CIO expires January 14, 2007 and covers approximately ten of its employees. The Company’s two collective bargaining agreements with the Local 1102 and the New England Joint Board units of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO expire in August 2005 and February 2006 and cover 816 and 50 employees, respectively. The Company anticipates the renewal of the collective bargaining agreements in the normal course of business. The Company believes that its relations with its employees are good.

Government Regulation

The Company is subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores and warehouse facilities. The Company undertakes to monitor changes in these laws and believes that it is in material compliance with applicable laws with respect to these practices.

A substantial portion of the Company’s merchandise is manufactured by factories located outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. In addition, some of the Company’s imported products are eligible for certain duty-advantaged programs; for example, the North American Free Trade Agreement, the African Growth and Opportunity Act, the U.S. Caribbean Basin Trade Partnership Act and the Caribbean Basin Initiative. While importation of goods from some countries from which the Company buys its products may be subject to embargo by U.S. Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and believes that it has the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on its business.

Risks Factors Relating to the Company’s Business

The Company’s growth strategy includes the addition of a significant number of new stores each year. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company’s growth strategy may strain its resources and cause the performance of its existing stores to suffer.

The Company’s growth will largely depend on its ability to open and operate new stores successfully. The Company intends to continue to open a significant number of new stores in future years while remodeling a portion of its existing store base annually. The Company plans to open approximately 40 to 50 stores in fiscal year 2005. In fiscal year 2004, the Company opened 26 new stores. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. The Company’s proposed expansion also will place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its existing stores. In addition, to the extent that its new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its expansion through cash flow from operations and, if necessary, by borrowings under its revolving credit facilities; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

The Company’s net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during its peak seasons could have a disproportionate effect on its overall financial condition and results of operations.

The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. In fiscal year 2004, the Company realized approximately 29.1% of its net sales, 33.1% of its operating income and 103.3% of its net income during the fourth quarter. Any decrease in sales or margins during this period could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations also affect the Company’s inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period. If the Company is not successful in selling its inventory, the Company may have to write down the value of its inventory or sell it at significantly reduced prices or the Company may not be able to sell such inventory at all, which could have a material adverse effect on its financial condition and results of operations.

Fluctuations in comparable store sales and results of operations could cause the price of the Company’s common stock to decline substantially.

The Company’s results of operations for its individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of fiscal year 2001, the Company’s quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 8.6%. In addition, the Company’s recent comparable store sales have been higher than its historical average and the Company cannot ensure that it will be able to maintain these levels of comparable store sales in the future.

The Company’s comparable store sales and results of operations are affected by a variety of factors, including:

•       fashion trends;

•       calendar shifts of holiday or seasonal periods;

•       the effectiveness of the Company’s inventory management;

•       changes in the Company’s merchandise mix;

•       the timing of promotional events;

•       weather conditions;

•       changes in general economic conditions and consumer spending patterns; and

•       actions of competitors or mall anchor tenants.

If the Company’s future comparable store sales fail to meet expectations, then the market price of its common stock could decline substantially. You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

If the Company is not able to respond to fashion trends in a timely manner or launch new product lines successfully, the Company may be left with unsold inventory, decreased profits or losses and its brand image may suffer reputational harm.

The Company’s success depends in part on management’s ability to respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully identify or react to changing styles or trends and misjudges the market for its products or any new product lines, its sales will be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its financial condition and results of operations. The Company’s brand image may also suffer if customers believe that the Company is no longer able to offer the latest fashions.

A reduction in the volume of mall traffic could significantly reduce the Company’s sales and leave it with unsold inventory, reducing its profits or creating losses.

Many of the Company’s stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. The Company’s stores benefit from the ability of the mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from internet retailers, non-mall retailers and other malls where the Company does not have stores and the closing of other stores in the malls in which the Company’s stores are located. A reduction in mall traffic as a result of these or any other factors could materially adversely affect its business.

Because of the Company’s focus on keeping its inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could have a disproportionately large effect on its business, financial conditions and results of operations because the Company would be forced to mark down inventory.

Extreme weather conditions in the areas in which the Company’s stores are located could have a material adverse effect on its business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for the Company’s customers to travel to its stores. The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company’s inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect the Company’s business, financial condition and results of operations.

If third parties who manage some aspects of the Company’s business do not adequately perform their functions, the Company might experience disruptions in its business leaving it with inadequate or excess inventories resulting in decreased profits or losses.

Limited Brands handles the distribution of the Company’s merchandise through its distribution facility in Columbus, Ohio pursuant to a transition services agreement. The efficient operation of the Company’s stores is dependent on its ability to distribute merchandise to locations throughout the United States in a timely manner. The Company depends on Limited Brands to receive, sort, pack and distribute substantially all of its merchandise. As part of the transition services agreement, Limited Brands contracts with third-party transportation companies to deliver the Company’s merchandise from foreign ports to their warehouses and to its stores. Any failure by any of these third parties to respond adequately to the Company’s warehousing and distribution needs would disrupt its operations and negatively impact the Company’s profitability.

Additional services are also provided by Limited Brands and its subsidiaries and affiliates pursuant to the transition services agreement. IPS assists the Company with its monitoring of country of origin and point of fabrication compliance for U.S. Customs. IPS also monitors compliance with the Company’s code of business conduct and labor standards and its supply chain security. Any failure of Limited Brands or IPS to fulfill their obligations under the transition services agreement would disrupt the Company’s operations and negatively impact its profitability.

Limited Brands may terminate those portions of the transition services agreement which provide for the distribution of the Company’s merchandise and the compliance monitoring provided by IPS, upon the earlier of November 2007, the occurrence of certain types of changes of control, or the Company’s failure to perform any of its material obligations under the transition services agreement. If Limited Brands terminates a portion or all of the Company’s transition services agreement, the Company may not be able to replace the services on terms acceptable to it or at all. The Company’s failure to successfully replace the services could have a material adverse effect on its business and prospects.

The raw materials used to manufacture the Company’s products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

The raw materials used to manufacture the Company’s products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, the Company’s transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on the Company’s business, financial condition and results of operations.

Since the Company relies significantly on foreign sources of production, the Company is at risk from a variety of factors that could leave it with inadequate or excess inventories, resulting in decreased profits or losses.

The Company purchases apparel and accessories in foreign markets, with a significant portion coming from China, Macau, Hong Kong, Taiwan, Indonesia, and Sri Lanka. The Company does not have any long-term merchandise supply contracts and many of its imports are subject to existing or potential duties, tariffs or quotas. The Company competes with other companies for production facilities and rights to import merchandise under quota limitations.

The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•       political or labor instability in countries where suppliers are located;

•       political or military conflict involving the United States, which could cause a delay in the transportation of the Company’s products and an increase in transportation costs;

•       heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales and damage to the reputation of the brand;

•       disease epidemics and health related concerns, such as the outbreaks of SARS and other diseases, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•       the migration and development of manufacturers, which can affect where the Company’s products are or will be produced;

•       imposition of regulations and quotas relating to imports and the Company’s ability to adjust in a timely manner to changes in trade regulations, which among other things, could limit its ability to source products from countries that have the labor and expertise needed to manufacture the Company’s products on a cost-effective basis; and

•       imposition of duties, taxes and other charges on imports.

Any of the foregoing factors, or a combination thereof, could have a material adverse effect on the Company’s business.

The Company’s manufacturers may be unable to manufacture and deliver products in a timely manner or meet its quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

The Company purchases apparel and accessories from importers and directly from third-party manufacturers. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside the Company’s control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.

The Company relies on its manufacturers to use acceptable ethical business practices, and if they fail to do so, the New York & Company brand name could suffer reputational harm and the Company’s sales could decline or its inventory supply could be interrupted.

The Company requires its manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, the Company imposes upon its business partners operating guidelines that require additional obligations in order to promote ethical business practices. The Company’s staff, the staff of IPS and the staff of the Company’s non-exclusive buying agents and importers periodically visit and monitor the operations of its manufacturers to determine compliance. However, the Company does not control its manufacturers or their labor and other business practices. If one of the Company’s manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to the Company could be interrupted, orders could be cancelled, relationships could be terminated and the Company’s reputation could be damaged. Any of these events could have a material adverse effect on the Company’s revenues and, consequently, the Company’s results of operations.

The Company may be unable to protect its trademarks, which could diminish the value of its brand.

The Company’s trademarks are important to its success and competitive position. The Company’s major trademarks are New York & Company, Lerner, Lerner New York, City Crepe, City Spa, City Stretch and New York Jeans and are protected in the United States and internationally. The Company engages in the following steps to protect its trademarks: prosecution of trademark applications in those countries where the marks are not yet registered; response to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of trademark portfolio in the United States and foreign countries; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiating and defending opposition and/or cancellation proceedings, including engaging in discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating its products and infringing on its intellectual property rights. Imitation or counterfeiting of the Company’s products or other infringement of its intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate the Company’s trademarks or block sales of the Company’s products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company’s or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company’s marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company’s trademarks could result in a material adverse effect on its business.

Because the Company’s brand is associated with all of its products in addition to its stores, the Company’s success depends heavily on the value associated with its brand. If the value associated with its brand were to diminish, its sales could decrease, causing lower profits or losses.

The Company’s success depends on its New York & Company brand and its value. The New York & Company name is integral to the Company’s existing business, as well as to the implementation of its strategy for growing and expanding its business. The New York & Company brand could be adversely affected if the Company’s public image or reputation were to be tarnished, which could result in a material adverse effect on its business.

The Company may be unable to compete favorably in the highly competitive retail industry, and if the Company loses customers to its competitors, the Company’s sales could decrease causing a decrease in profits or losses.

The sale of apparel and accessories is highly competitive. Increased competition could result in price reductions, increased marketing expenditures and loss of market share; all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores and department stores. The Company’s competitors include Express, The Limited, Gap, Ann Taylor LOFT, Old Navy and JCPenney, among others. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce.

Some of the Company’s competitors may have greater financial, marketing and other resources available to them. In many cases, the Company’s competitors sell their products in stores that are located in the same shopping malls as the Company’s stores. In addition to competing for sales, the Company competes for favorable site locations and lease terms in shopping malls.

The Company’s marketing efforts rely upon the effective use of customer information. Restrictions on the availability or use of customer information could adversely affect the Company’s marketing program, which could result in lost sales and a decrease in profits.

The Company uses its customer database to market to its customers. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on the Company’s future marketing activity. In addition, to the extent the Company’s security procedures and protection of customer information prove to be insufficient or inadequate, the Company may become subject to litigation, which could expose it to liability and cause damage to its reputation or brand.

The Company is subject to numerous regulations that could affect its operations. Changes in such regulations could impact the operation of the Company’s business through delayed shipments of its goods, fines or penalties that could affect its profitability.

The Company is subject to customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company’s proprietary credit cards and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company’s knowledge, or are violated by the Company’s employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The covenants in the Company’s amended and restated credit facilities impose restrictions that may limit its operating and financial flexibility.

The Company’s amended and restated credit facilities contain a number of significant restrictions and covenants that limit its ability to:

•       incur additional indebtedness;

•       declare dividends, make distributions or redeem or repurchase capital stock, including the Company’s common stock, or to make certain other restricted payments or investments;

•       sell assets, including capital stock of restricted subsidiaries;

•       agree to payment restrictions affecting the Company’s restricted subsidiaries;

•       consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•       incur liens;

•       alter the nature of the Company’s business;

•       enter into sale/leaseback transactions;

•       conduct transactions with affiliates; or

•       designate its subsidiaries as unrestricted subsidiaries.

In addition, the Company’s amended and restated credit facilities include other and more restrictive covenants and prohibit it from prepaying its other indebtedness while indebtedness under its amended and restated credit facilities is outstanding. The agreement governing the Company’s amended and restated credit facilities also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

The restrictions contained in the agreement governing the Company’s amended and restated credit facilities could:

•       limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and

•       adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in its interest.

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios could result in a default under the agreement governing its amended and restated credit facilities. If a default occurs, the lenders under the amended and restated credit facilities may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable.

The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If the Company is unable to repay outstanding borrowings when due, the lenders under the amended and restated credit facilities also have the right to proceed against the collateral, including the Company’s available cash, granted to them to secure the indebtedness.

Available Information

The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing to, the United States Securities and Exchange Commission. Copies of the charters of each of the Company’s Audit Committee, Ethics Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company’s Governance Guidelines, Code of Conduct for Associates, and Code of Conduct for Suppliers, are also available on the website or in print upon written request by any shareholder to the Corporate Secretary at 450 West 33rd Street, Fifth Floor, New York, New York 10001.

Item 2.                        Properties

All of the Company’s stores, encompassing approximately 4.0 million total gross square feet as of January 29, 2005, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay property taxes and utilities, as well as common area maintenance and marketing fees. The Company also leases approximately 164,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. The Company also owns a parcel of land located in Brooklyn, New York on which the Company operates one of its leased stores.

Item 3.                        Legal Proceedings

A case has been filed by the Center for Environmental Health against Lerner New York, Inc. and several other retailers of jewelry products in California. It alleges that lead in one of Lerner New York, Inc.’s jewelry products (a metal charm necklace suspended on a flexible cord) sold in California violates the state’s Proposition 65 statute, which precludes the sale of products in California that result in exposures to listed chemicals absent a specified warning label. The case is a companion case to two similar cases filed by the California Attorney General and an organization called As You Sow against several retail outlets selling such jewelry. The Company has not been named as a party in either of the companion cases. Violation of the statute exposes the seller to fines as well as injunctive relief. The complaint does not include a request for a specific fine amount. The case against Lerner New York, Inc. is in the process of mediation that is intended to resolve the case without substantial additional litigation.

There are other various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended January 29, 2005.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been listed and publicly traded on the New York Stock Exchange under the symbol “NWY” since October 7, 2004. The number of holders of record of common stock at April 11, 2005 was 135. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2004
Fourth quarter	$24.41	$14.76
Third quarter (commencing October 7, 2004)	$21.10	$18.40

The Company has not declared or paid any dividends on its common stock since the acquisition of the Company by Bear Stearns Merchant Banking in November 2002. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company’s ability to pay dividends on its common stock is limited by the covenants of its amended and restated credit facilities and may be further restricted by the terms of any of its future debt or preferred securities.

Recent Sales of Unregistered Securities.

In the past three years, the Company issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

In connection with the acquisition of the Company by Bear Stearns Merchant Banking on November 27, 2002, the Company issued 62,429 shares of preferred stock and 45,513,140 shares of common stock to Bear Stearns Merchant Banking and 11 members of the Company’s senior management. Further to the acquisition, the Company also issued $20.0 million of senior subordinated notes to a third party financing source, which the Company repaid on December 24, 2003; a $75.0 million subordinated note to LFAS, Inc., which the Company repaid on March 16, 2004; and a warrant to purchase 8,050,671 shares of its common stock to LFAS, Inc., which the Company repurchased on March 16, 2004. In addition, in April 2003, the Company issued 147 shares of its preferred stock and 107,343 shares of the Company’s common stock to two members of its senior management. All of the outstanding shares of preferred stock of the Company have been redeemed or cancelled. The Company believes that each of the parties purchasing such securities was an accredited investor at the time of such purchase.

Prior to its initial public offering, the Company also issued stock option grants under its 2002 Stock Option Plan, a written compensatory benefit plan under which the Company issued options to employees and directors. The aggregate sales price of the securities issued under the plan in reliance on Rule 701 did not exceed 15% of the Company’s total assets in any given year.

Option Grants in Past Three Years.   All of the Company’s grants of options in the past three years were for options to purchase shares of its common stock and were made under its 2002 Stock Option Plan.

Date of option grant	Exercise Price	Number of securities underlying options	Number of securities underlying options remaining outstanding at January 29, 2005(1)
11/27/2002	$0.11	7,627,669	6,548,690
4/2/2003	$0.11	1,121,737	674,644
5/29/2003	$0.11	549,531	448,192
9/3/2003	$0.11	56,838	47,370
11/19/2003	$0.11	12,633	12,633
2/1/2004	$3.23	345,947	344,486
4/2/2004	$3.23	152,660	131,961
5/3/2004	$3.23	17,497	11,662
5/14/2004	$3.23	630,663	630,663
10/6/2004	$17.00	234,335	234,335
Total		10,749,510	9,084,636

(1)          Refers to options that have not been canceled or exercised and remain outstanding.

Item 6.                        Selected Financial Data

The following table sets forth selected consolidated financial data for Lerner Holding for the periods presented prior to the acquisition of the Company by Bear Stearns Merchant Banking from Limited Brands on November 27, 2002 and consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented after such acquisition. The unaudited selected consolidated financial data for the year ended February 3, 2001, referred to as “fiscal year 2000,” has, in part, been derived from data included in the consolidated financial statements of Limited Brands for such period. The consolidated financial data for the year ended February 2, 2002, referred to as “fiscal year 2001,” and for the period from February 3, 2002 to November 26, 2002, referred to as “predecessor 2002,” have been derived from the audited consolidated financial statements for Lerner Holding. The consolidated financial data for the period from November 27, 2002 to February 1, 2003, referred to as “successor 2002, ” the year ended January 31, 2004, referred to as “fiscal year 2003, ” and the year ended January 29, 2005, referred to as “fiscal year 2004,” have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002	Fiscal Year 2001	Fiscal Year 2000
	(Successor)			(Predecessor)
	(Amounts in thousands, except per share amounts)
Statement of operations data:
Net sales	$1,040,028	$961,780	$225,321	$706,512	$940,230	$1,023,813
Cost of goods sold, buying and occupancy costs(1)	682,939	673,896	182,167	516,230	705,526	777,093
Gross profit	357,089	287,884	43,154	190,282	234,704	246,720
Selling, general and administrative expenses	262,201	232,379	42,986	191,091	230,874	242,412
Operating income (loss)	94,888	55,505	168	(809)	3,830	4,308
Interest expense (income), net	9,256	10,728	2,016	(5)	(55)	—
Accrued dividends-redeemable preferred stock(2)	2,703	—	—	—	—	—
Loss on modification and extinguishment of debt(3)	2,034	1,194	—	—	—	—
Loss on derivative instrument(4)	29,398	—	—	—	—	—
Income (loss) before income taxes	51,497	43,583	(1,848)	(804)	3,885	4,308
Provision (benefit) for income taxes	34,059	18,557	(758)	(189)	1,730	1,932
Net income (loss)	17,438	25,026	(1,090)	(615)	2,155	2,376
Accrued dividends-redeemable preferred stock(2)	—	8,363	1,419	—	—	—
Net income (loss) available for common stockholders	$17,438	$16,663	$(2,509)	$(615)	$2,155	$2,376

Net earnings (loss) per share:
Basic	$0.37	$0.38	$(0.06)	$(0.01)	$0.05	$0.05
Diluted	$0.33	$0.31	$(0.06)	$(0.01)	$0.05	$0.05

Balance sheet data (at period end):
Cash and cash equivalents	$85,161	$98,798	$79,824	$4,248	$7,488	$8,190
Working capital	$83,105	$93,693	$84,596	$89,959	$59,186	$78,044
Total assets	$330,188	$292,409	$288,571	$267,462	$235,924	$271,788
Total debt(4)	$75,000	$82,500	$95,029	$—	$—	$—
Redeemable preferred stock(4)	$—	$69,697	$61,419	$—	$—	$—
Stockholders’ equity (deficit)(4)	$103,283	$13,022	$(3,751)	$152,615	$122,026	$142,467

(1)          In connection with the acquisition of Lerner Holding from Limited Brands in November 2002 and the application of purchase accounting, the Company recorded inventory at partial fair value, resulting in an increase of $34.5 million in the acquired cost basis of inventory. Cost of goods sold, buying and occupancy costs include $5.7 million and $28.8 million of costs associated with the sell through of the fair value increase in fiscal year 2003 and successor 2002, respectively.

(2)          In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. In accordance with SFAS 150, the Company adopted this Statement in February 2004 by recording accrued dividends-redeemable preferred stock as an expense in the consolidated statements of operations and as a liability in the consolidated balance sheets.

(3)          In fiscal year 2004, unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and $1.7 million of unamortized deferred financing costs were written off in connection with the repayment of the term loan on October 13, 2004. Refer to footnote 4 below. In fiscal year 2003, $1.2 million represents an early repayment termination fee of $0.2 million and a $0.6 million write-off of unamortized deferred financing costs associated with the early repayment of the Company’s $20.0 million subordinated notes in addition to the write-off of $0.4 million of unamortized deferred financing costs associated with an amendment of the credit facility in 2003.

(4)          On March 16, 2004, the Company amended and restated the credit facility to include a three-year $75.0 million term loan. The Company used $75.0 million of term loan proceeds, together with $32.2 million of cash on hand, to repay the $75.0 million principal amount, 10% subordinated note, plus $10.0 million of accrued interest; repurchase from LFAS, Inc. the common stock warrant for $20.0 million plus a contingent obligation; and pay $2.2 million of fees and expenses associated with these transactions. The Company measured the fair value of the contingent obligation (“derivative instrument”); on March 16, 2004 and reported $16.3 million as a reduction of stockholders’ equity and a liability on the consolidated balance sheet. During fiscal year 2004, the Company remeasured the fair value of the contingent obligation, which resulted in a charge to earnings of $29.4 million. On May 19, 2004, the Company entered into a new credit facility comprised of a five-year $75.0 million junior secured term loan. The Company used the $75.0 million loan proceeds to purchase substantially all of the Company’s outstanding Series A preferred stock for $72.4 million, which included $62.5 million aggregate principal amount and $12.5 million accrued and unpaid dividends, and is presented net of $2.6 million of promissory notes receivable and $0.2 million of common stock subscription receivable. Additionally, cash on hand was used to pay $1.9 million of fees and expenses related to these transactions. On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to repay the $75.0 million outstanding principal amount under its new credit facility, plus accrued and unpaid interest of approximately $0.2 million.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the Company’s consolidated financial condition, liquidity and capital resources, and results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs, and which involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Quantitative and Qualitative Disclosures About Market Risk,” “Risk Factors Relating to the Company’s Business,” and elsewhere in this filing.

Overview

The Company experienced significant growth in sales and earnings in fiscal year 2004 and fiscal year 2003. Strong customer acceptance of its merchandise offerings, disciplined inventory management, managed store growth and improvement in productivity and expense controls are evident in the Company’s results and its increase in comparable store sales of 7.2% and 5.3% in fiscal year 2004 and fiscal year 2003, respectively. In addition, sales per selling square foot increased by 15.1% to $320 per square foot in fiscal year 2004 as compared to $278 per square foot in fiscal year 2003. Sales per average store increased 10.0% to $2.2 million in fiscal year 2004 from $2.0 million in fiscal year 2003. The Company opened 26 new stores in fiscal year 2004 and five new stores in fiscal year 2003. The conversion of all locations to the New York & Company signage was completed in June 2004. Expense control is evidenced by the increase in gross margin to $357.1 million, or 34.3% of net sales, in fiscal year 2004 as compared to $287.9 million, or 29.9% of net sales, in fiscal year 2003. Selling, general and administrative expenses (“SG&A”) increased to $262.2 million, or 25.2% of net sales, in fiscal year 2004, primarily as a result of non-recurring share-based compensation expense and increased focus on marketing initiatives, as compared to $232.4 million, or 24.2% of net sales, in fiscal year 2003. Inventory turn increased to 7.9x in fiscal year 2004 from 7.7x in fiscal year 2003, reflecting the impact of the Company’s merchandising testing and replenishment strategies. Operating income increased to $94.9 million in fiscal year 2004, or 9.1% of net sales, as compared to $55.5 million, or 5.7% of net sales, in fiscal year 2003. Since its establishment as an independent company, the Company has focused on expanding its store base, improving profitability, building its accessory merchandise offerings and enhancing its brand image.

The accessories product sales represented $140.3 million, or 13.5%, of the Company’s fiscal year 2004 net sales, an improvement of 28% as compared to net sales of $109.2 million in fiscal year 2003. The Company believes expansion of this category represents a significant opportunity to increase the productivity of its store base and thereby increase sales and profits. The Company has successfully launched a new accessories merchandise area in several of its existing stores. The Company has been encouraged by the results and plans to incorporate accessories merchandise areas in connection with a portion of its new and remodeled stores. The Company had 22 such stores in operation at the end of fiscal year 2004.

The Company’s business is impacted by economic conditions which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact its net sales and profitability. In fiscal year 2004 and fiscal year 2003, the Company had not experienced any material impact nor does the Company currently anticipate any trends which cause it material concerns. However, as these economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable the Company to react quickly to changes as they occur.

Quotas on textiles and clothing, under the World Trade Organization Agreement on Textiles and Clothing as implemented on January 1, 1995, were phased out over a period of ten years, ending January 1, 2005. This phase-out eliminated existing restrictions on the Company’s ability to import clothing. Chinese textile imports into the U.S. have increased significantly in the first quarter of 2005. The federal interagency committee CITA (Committee for Implementation of Textile Agreements) is currently considering re-imposition of safeguard limits on China. The Company cannot accurately assess how this issue will impact its operations, or whether these or other types of restrictions will be implemented. The U.S. Congress did not extend any textile quotas after January 1, 2005.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from its original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores and stores closed during periods of remodeling. Net sales are recorded when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue for gift certificate sales and store credits is recognized at redemption. Prior to redemption, gift certificate sales and store credits are recorded as a liability. A reserve is provided for projected merchandise returns based on prior experience.

Cost of Goods Sold, Buying and Occupancy Costs.   Cost of goods sold, buying and occupancy costs is comprised of direct inventory costs for merchandise sold, distribution, payroll and related costs for design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs.

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

Acquisition and Separation from Limited Brands

On November 27, 2002, Bear Stearns Merchant Banking acquired Lerner Holding and its subsidiaries from Limited Brands. In accordance with generally accepted accounting principles, the acquisition was accounted for under the purchase method of accounting. As a result, the financial information for the periods beginning on November 27, 2002 is not comparable to the information prior to that date.

Prior to November 27, 2002, the Company operated as a subsidiary of Limited Brands. As a result, the financial information related to periods prior to the acquisition does not necessarily reflect what its financial position and results of operations would have been had the Company operated as a separate, stand-alone entity during those periods. Historically, the Company had arrangements with Limited Brands for the provision of various centralized services. Prior to the acquisition, these services included human resources and benefits, information technology, logistics and distribution, store design and store construction, real estate, tax, legal, travel, treasury and cash management.

Results of Operations

The following tables summarize the Company’s results of operations in fiscal year 2004, fiscal year 2003 and combined fiscal 2002, in dollars (except per share data) and as a percentage of net sales, as well as certain store number data. Combined fiscal 2002 amounts combine predecessor 2002 with successor 2002 by mathematical addition and do not comply with generally accepted accounting principles in the United States. Such data is being presented for analysis purposes only.

	Fiscal Year 2004	Fiscal Year 2003	Combined Fiscal 2002
	(Amounts in thousands, except per share amounts)
Statement of operations data:
Net sales	$1,040,028	$961,780	$931,833
Cost of goods sold, buying and occupancy costs(1)	682,939	673,896	698,397
Gross profit	357,089	287,884	233,436
Selling, general and administrative expenses	262,201	232,379	234,077
Operating income (loss)	94,888	55,505	(641)
Interest expense, net	9,256	10,728	2,011
Accrued dividends-redeemable preferred stock(2)	2,703	—	—
Loss on modification and extinguishment of debt(3)	2,034	1,194	—
Loss on derivative instrument(4)	29,398	—	—
Income (loss) before income taxes	51,497	43,583	(2,652)
Provision (benefit) for income taxes	34,059	18,557	(947)
Net income (loss)	17,438	25,026	(1,705)
Accrued dividends-redeemable preferred stock(2)	—	8,363	1,419
Net income (loss) available for common stockholders	$17,438	$16,663	$(3,124)
Net earnings (loss) per share:
Basic	$0.37	$0.38	$(0.07)
Diluted	$0.33	$0.31	$(0.07)

(1)          In connection with the acquisition of Lerner Holding from Limited Brands in November 2002 and the application of purchase accounting, the Company recorded inventory at partial fair value, resulting in an increase of $34.5 million in the acquired cost basis of inventory. Cost of goods sold, buying and occupancy costs include $5.7 million and $28.8 million of costs associated with the sell through of the fair value increase in fiscal year 2003 and successor 2002, respectively.

(2)          In May 2003, SFAS 150 was issued. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. In accordance with SFAS 150, the Company adopted this Statement in February 2004 by recording accrued dividends-redeemable preferred stock as an expense in the consolidated statements of operations and as a liability in the consolidated balance sheets.

(3)          In fiscal year 2004, unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and $1.7 million of unamortized deferred financing costs were written off in connection with the repayment of the term loan on October 13, 2004. Refer to footnote 4 below. In fiscal year 2003, $1.2 million represents an early repayment termination fee of $0.2 million and a $0.6 million write-off of unamortized deferred financing costs associated with the early repayment of the Company’s $20.0 million subordinated notes in addition to the write-off of $0.4 million of unamortized deferred financing costs associated with an amendment of the credit facility in 2003.

(4)          On March 16, 2004, the Company amended and restated the credit facility to include a three-year $75.0 million term loan. The Company used $75.0 million of term loan proceeds, together with $32.2 million of cash on hand, to repay the $75.0 million principal amount, 10% subordinated note, plus $10.0 million of accrued interest; repurchase from LFAS, Inc. the common stock warrant for $20.0 million plus a contingent obligation; and pay $2.2 million of fees and expenses associated with these transactions. The Company measured the fair value of the contingent obligation on March 16, 2004 and reported $16.3 million as a reduction of stockholders’ equity and a liability on the consolidated balance sheet. During fiscal year 2004, the Company remeasured the fair value of the contingent obligation, which resulted in a charge to earnings of $29.4 million. On May 19, 2004, the Company entered into a new credit facility comprised of a five-year $75.0 million junior secured term loan. The Company used the $75.0 million loan proceeds to purchase substantially all of the Company’s outstanding Series A preferred stock for $72.4 million, which included $62.5 million aggregate principal amount and $12.5 million accrued and unpaid dividends, and is presented net of $2.6 million of promissory notes receivable and $0.2 million of common stock subscription receivable. Additionally, cash on hand was used to pay $1.9 million of fees and expenses related to these transactions. On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to repay the $75.0 million outstanding principal amount under its new credit facility, plus accrued and unpaid interest of approximately $0.2 million.

	Fiscal Year 2004	Fiscal Year 2003	Combined Fiscal 2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	65.7%	70.1%	74.9%
Gross profit	34.3%	29.9%	25.1%
Selling, general and administrative expenses	25.2%	24.2%	25.1%
Operating income (loss)	9.1%	5.7%	0.0%
Interest expense, net	0.9%	1.1%	0.2%
Accrued dividends-redeemable preferred stock	0.3%	0.0%	0.0%
Loss on modification and extinguishment of debt	0.2%	0.1%	0.0%
Loss on derivative instrument	2.8%	0.0%	0.0%
Income (loss) before income taxes	4.9%	4.5%	(0.2)%
Provision (benefit) for income taxes	3.2%	1.9%	(0.1)%
Net income (loss)	1.7%	2.6%	(0.1)%
Accrued dividends-redeemable preferred stock	0.0%	0.9%	0.2%
Net income (loss) available for common stockholders	1.7%	1.7%	(0.3)%
Number of:
Total stores open, beginning of period	468	493	522
New stores	26	5	2
Closed stores	(18)	(30)	(31)
Total stores open, end of period	476	468	493

	Fiscal Year 2004	Fiscal Year 2003	Combined Fiscal 2002
	(dollars in thousands, except square foot data)
Selected operating data (at period end):
Comparable store sales increase	7.2%	5.3%	1.7%
Total net sales growth (decrease)	8.1%	3.2%	(0.9)%
Net sales per average selling square foot(1)	$320	$278	$251
Net sales per average store(2)	$2,203	$2,000	$1,834
Total selling square footage at end of period	3,189,770	3,318,466	3,594,372
Average selling square footage per store(3)	6,701	7,091	7,291

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

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Sales.   Net sales for fiscal year 2004 increased 8.1% to $1,040.0 million from $961.8 million for fiscal year 2003. The increase was primarily attributable to a $67.4 million, or 7.2%, increase in comparable store sales. Comparable store sales were primarily driven by a 5.0% increase in the number of sales transactions and a 1.9% increase in the average dollar sale per transaction. Comparable store sales growth was strongest in wear-to-work apparel and accessory products. In fiscal year 2004, the Company opened 26 stores and closed 18 stores.

Gross Profit.   Gross profit increased $69.2 million to $357.1 million, or 34.3% of net sales, during fiscal year 2004 from $287.9 million, or 29.9% of net sales, during fiscal year 2003. The increase in gross profit reflects increased initial merchandise margin, increased volume, and improved leveraging on buying and occupancy costs. In addition, the acquisition of the Company in November 2002 and the related application of purchase accounting resulted in an increase of $5.7 million in cost of goods sold, buying and occupancy costs for fiscal year 2003.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $29.8 million to $262.2 million, or 25.2% of net sales, during fiscal year 2004 from $232.4 million, or 24.2% of net sales, during fiscal year 2003. This increase as a percentage of net sales is primarily the result of a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC; a $5.8 million increase in share-based compensation expense primarily as a result of a one-time grant of stock options to certain key employees; and an increase in marketing expenses to support expansion of a national magazine advertising campaign. The increase as a percentage of net sales was partially offset by the Company’s ability to improve leverage on store operating expenses, which decreased as a percentage of net sales by 0.7%.

Operating Income (Loss).   Increases in net sales and gross profit more than offset higher selling, general and administrative expenses, resulting in a $39.4 million increase in operating income to $94.9 million, or 9.1% of net sales, during fiscal year 2004 from $55.5 million, or 5.7% of net sales, in fiscal year 2003.

Interest Expense, Net.   Net interest expense decreased $1.4 million to $9.3 million for fiscal year 2004 from $10.7 million in fiscal year 2003. The decrease in net interest expense is primarily due to fluctuations in borrowings and reduction in interest rates obtained through the Company’s refinancing activities.

Accrued Dividends-Redeemable Preferred Stock.   Accrued dividends-redeemable preferred stock decreased to $2.7 million in fiscal year 2004 as compared to $8.4 million in fiscal year 2003. On May 19, 2004, the Company used the $75.0 million of loan proceeds from the new credit facility to redeem substantially all of its Series A redeemable preferred stock.

In February 2004, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). In accordance with SFAS 150, the Company recorded accrued dividends-redeemable preferred stock as an expense in fiscal year 2004. In fiscal year 2003, the Company recorded accrued dividends-redeemable preferred stock as a reduction of net income available to common stockholders.

Loss on Modification and Extinguishment of Debt.   Loss on modification and extinguishment of debt in fiscal year 2004 was $2.0 million, or 0.2% of net sales. On March 16, 2004, the Company repaid the $75.0 million, 10% subordinated note with proceeds from the amended and restated credit facilities, which resulted in a charge of approximately $0.4 million associated with the write off of unamortized deferred financing costs. In addition, on October 13, 2004, the Company used proceeds from the initial public offering to repay the $75.0 million principal amount outstanding under the new credit facility, which resulted in a $1.7 million charge associated with the write-off of unamortized deferred financing costs.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required the Company to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. During fiscal year 2004, the Company remeasured the fair value of the derivative instrument, which resulted in a charge to earnings of $29.4 million, or 2.8% of net sales. The obligation was repaid in full on October 13, 2004 using proceeds from the initial public offering and cash on hand.

Provision for Income Taxes.   The effective tax rate for fiscal year 2004 was 66.1% as compared to 42.6% for fiscal year 2003. The increase in rate for fiscal year 2004 is primarily due to the recording of a $29.4 million loss on a derivative instrument and $2.7 million in accrued dividends-redeemable preferred stock, both of which are non-deductible for tax purposes.

Net Income (Loss).   For the reasons discussed above, net income decreased $7.6 million to $17.4 million for fiscal year 2004 from $25.0 million in fiscal year 2003.

Fiscal year 2003 Compared to Combined Fiscal 2002

Net Sales.   For fiscal year 2003, net sales totaled $961.8 million for an increase of 3.2%, as compared to $931.8 million for combined fiscal 2002. Of this increase, comparable store sales contributed $48.1 million, or 5.3%, which was partially offset by a decline of $18.1 million in non-comparable store sales. The comparable store sales increase was primarily driven by a 7.6% increase in the average dollar sale per transaction offset by a 2.1% decrease in the number of sales transactions. Comparable store sales growth was strongest in wear-to-work apparel and accessory products. This increase was partially offset by lower sales in the Company’s casual assortment. The decline in non-comparable store sales was primarily attributable to the closure of unproductive older stores and new stores that operated for a partial year. In total, the Company operated 468 stores at fiscal year end 2003, as compared to 493 stores at fiscal year end 2002. During fiscal year 2003, the Company opened five new stores and closed 30 stores.

Gross Profit.   Gross profit increased $54.5 million to $287.9 million, or 29.9% of net sales, in fiscal year 2003 from $233.4 million, or 25.1% of net sales, for combined fiscal 2002. This increase was primarily the result of an increase in initial merchandise margin, due to increased merchandise pricing, unit cost improvements, and increased volume. Also contributing to the improvement was a $23.2 million decrease in the cost of inventory associated with the application of purchase accounting. These improvements were partially offset by an $8.2 million increase in the cost of markdowns.

Selling, General and Administrative Expenses.   SG&A decreased $1.7 million to $232.4 million, or 24.2% of net sales in fiscal year 2003 from $234.1 million, or 25.1% of net sales, for combined fiscal 2002. The 0.9% improvement in SG&A as a percentage of net sales was due to operating leverage generated by the 5.3% increase in comparable store sales. In total, SG&A declined by $1.7 million as the result of: a decrease in one-time corporate expenses of $2.9 million related to payments by Limited Brands to key executives made in conjunction with the sale of the Company in combined fiscal 2002; a $2.3 million decline in store selling expenses primarily due to store closures; and a $1.3 million decrease in marketing expenses, offset by an increase of $2.7 million in corporate expenses primarily due to increased headcount and compensation, increases in fees paid to Bear Stearns Merchant Banking of $1.8 million, and increases in letter of credit bank fees of $0.4 million.

Operating Income (loss).   Increased net sales, improved gross profit and lower SG&A resulted in an increase in operating income of $56.1 million to $55.5 million, or 5.7% of net sales, for fiscal year 2003 from a $0.6 million loss, or 0.0% of net sales, for combined fiscal 2002.

Interest Expense, Net.   Net interest expense increased $8.7 million to $10.7 million in fiscal year 2003 from $2.0 million in combined fiscal 2002. This increase was due to the debt incurred to finance the acquisition. Net interest expense for fiscal year 2003 represents a full year of interest expense incurred on acquisition related debt, while net interest expense for combined fiscal 2002 reflects approximately two months of interest expense.

Loss on Modification and Extinguishment of Debt.   In December 2003, the Company repurchased $20.0 million of its senior subordinated notes, resulting in a $0.8 million charge. This charge consisted of a $0.2 million early termination fee and $0.6 million associated with the write-off of unamortized deferred financing costs. Additionally, in December 2003, the Company reduced the size of its credit facility to $90.0 million from $120.0 million. As a result of the change in the credit facility terms, the Company recognized $0.4 million of unamortized deferred financing costs associated with the original facility.

Provision (Benefit) for Income Taxes.   The Company’s effective tax rate was 42.6% in fiscal year 2003 which differed from the statutory rate primarily due to state and local taxes and non-deductible expenses. In successor 2002, the effective tax rate was 41.0% which differed from the statutory rate primarily due to state and local taxes. In predecessor 2002, the Company had an effective tax rate of 23.5%, which differed from the statutory rate primarily due to state and local taxes and non-deductible expenses.

Net Income (Loss).   Due to the reasons noted above, net income increased $26.7 million to $25.0 million in fiscal year 2003, from a loss of $1.7 million in combined fiscal 2002. As a percentage of net sales, net income increased to 2.6% in fiscal year 2003 from (0.1)% in combined fiscal 2002.

Quarterly Results and Seasonality

The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. In fiscal year 2004, the Company realized approximately 29.1% of its net sales, 33.1% of its operating income and 103.3% of its net income during the fourth quarter. Any decrease in sales or margins during this period in any given year could have a disproportionate effect on its financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period.

The following tables set forth the Company’s quarterly consolidated statements of operations data for fiscal year 2004 and fiscal year 2003 and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly the financial information for the quarters presented. The quarterly data should be read in conjunction with the audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year 2004				Fiscal Year 2003
	Quarter ended				Quarter ended
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005	May 3, 2003	August 2, 2003	November 1, 2003	January 3, 2004
	(Amounts in thousands, except per share amounts)
Statement of operations data
Net sales	$252,095	$242,824	$242,264	$302,845	$223,863	$212,597	$223,385	$301,935
Gross profit	$91,836	$80,127	$85,505	$99,621	$59,226	$56,137	$71,808	$100,713
Operating income	$32,090	$13,001	$18,349	$31,448	$6,351	$1,392	$15,839	$31,923
Net income (loss)	$12,994	$(8,937)	$(4,630)	$18,011	$2,163	$(559)	$7,950	$15,472
Net income (loss) available for common stockholders	$12,994	$(8,937)	$(4,630)	$18,011	$217	$(2,632)	$5,812	$13,266
Net earnings (loss) per share:
Basic	$0.30	$(0.20)	$(0.10)	$0.34	$0.00	$(0.06)	$0.13	$0.30
Diluted	$0.25	$(0.20)	$(0.10)	$0.32	$0.00	$(0.06)	$0.10	$0.23

	Fiscal Year 2004				Fiscal Year 2003
	Quarter ended				Quarter ended
(as % of net sales)	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Statement of operations data
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	36.4%	33.0%	35.3%	32.9%	26.5%	26.4%	32.1%	33.4%
Operating income	12.7%	5.4%	7.6%	10.4%	2.9%	0.6%	7.0%	10.6%
Net income (loss)	5.1%	(3.7)%	(1.8)%	5.9%	1.0%	(0.3)%	3.5%	5.1%
Net income (loss) available for common stockholders	5.1%	(3.7)%	(1.8)%	5.9%	0.1%	(1.3)%	2.5%	4.4%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores and remodeling of existing stores. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under the Company’s revolving credit facility, if needed. The Company is in compliance with all debt covenants.

On March 16, 2004, the Company repurchased the common stock warrant from LFAS, Inc. for $20.0 million in cash and a $16.3 million contingent obligation, which was reported as a reduction to stockholders’ equity and as a liability on the consolidated balance sheet. Subsequently, the Company remeasured the value of the contingent obligation, which resulted in a charge to earnings of $29.4 million for fiscal year 2004 and is reported as a loss on derivative instrument on the consolidated statement of operations. On the consolidated statement of cash flows and in the discussion below, the $20.0 million cash payment and the $16.3 million initial fair value of the contingent obligation on March 16, 2004 are reported as a reduction of cash flow from financing activities while the $29.4 million loss on derivative instrument is reported as a reduction of cash flow from operating activities.

Cash and cash equivalents were $85.2 million at January 29, 2005 compared to $98.8 million at January 31, 2004, a decrease of $13.6 million, or 13.8%. Cash and cash equivalents were $79.8 million at February 1, 2003.

	Fiscal Year 2004	Fiscal Year 2003	Combined Fiscal 2002
	(Amounts in thousands)
Net cash provided by operating activities	$54,293	$109,157	$59,523
Net cash used in investing activities	$(54,301)	$(30,317)	$(208,875)
Net cash (used in) provided by financing activities	$(13,629)	$(59,866)	$225,936

Operating Activities

Net cash provided by operating activities was $54.3 million for fiscal year 2004, while net cash provided by operating activities was $109.2 million for fiscal year 2003, a decrease of $54.9 million. Net income was $17.4 million for fiscal year 2004 as compared to $25.0 million for fiscal year 2003. The decrease in net income in fiscal year 2004 as compared to the prior year is directly related to a $29.4 million loss on derivative instrument, which reflects the mark-to-market of the contingent obligation to LFAS, Inc. incurred on March 16, 2004 in connection with the repurchase of the common stock warrant. The obligation to LFAS, Inc. was paid on October 13, 2004 using proceeds from the initial public offering. The Company’s obligations to LFAS, Inc. have been fully satisfied.

In addition, the following also contributed to operating cash flow activities: inventories increased $15.2 million in fiscal year 2004 as compared to a decrease of $18.5 million in fiscal year 2003 due to a higher level of merchandise receipts prior to year-end 2004 as compared to year-end 2003; an increase in accounts payable of $26.3 million as compared to an increase of $11.8 million in fiscal year 2003, which partially offset the increase in fiscal year 2004 inventory; a decrease in income taxes payable of $10.1 million in fiscal year 2004 as compared to an increase of $10.1 million in fiscal year 2003; interest payments of $9.8 million in fiscal year 2004, in connection with the March 16, 2004 and May 19, 2004 refinancings, as compared to $2.5 million in fiscal year 2003; and $1.9 million provided by other assets and liabilities in fiscal year 2004 as compared to $10.4 million provided by other assets and liabilities in fiscal year 2003.

Net cash provided by operating activities was $109.2 million for fiscal year 2003, while net cash provided by operating activities was $59.5 million in combined fiscal 2002, an increase of $49.7 million. The increase was primarily attributable to net income of $25.0 million in fiscal year 2003 as compared to a net loss of $1.7 million in combined fiscal 2002; a decrease in inventory of $18.5 million in fiscal year 2003 as compared to a decrease of $43.5 million in combined fiscal 2002, primarily related to purchase accounting; an increase in accounts payable of $11.8 million in fiscal year 2003 as compared to a decrease of $7.6 million in combined fiscal 2002; non-cash interest charges of $7.6 million in fiscal year 2003 as compared to $1.4 million in combined fiscal 2002; an increase in income taxes payable of $10.1 million as compared to zero in combined fiscal 2002; a decrease in deferred income taxes of $7.7 million in fiscal year 2003 as compared to an increase of $0.8 million in combined fiscal 2002; and $10.4 million provided by changes in other assets and liabilities as compared to $9.6 million used in combined fiscal 2002.

At the time of the acquisition, the Company evaluated its business and identified 18 stores for closure and changes in its organization requiring the severance of six employees. The Company established reserves of $2.9 million for these activities. During fiscal year 2003, the Company paid $1.0 million for lease terminations and the closure of 17 stores and $0.7 million for employee severance. The Company paid $0.1 million for severance in combined fiscal 2002. The last of the 18 stores identified for closure closed in July 2004.

Investing Activities

Cash used in investing activities was $54.3 million for fiscal year 2004 as compared to $30.3 million for fiscal year 2003. The increase reflects capital expenditures related to the construction of new stores, remodeling of existing stores and converting stores to the New York & Company storefront signage. The Company opened 26 new stores in fiscal year 2004 and expects to open 40 to 50 new stores in fiscal year 2005.

The Company’s future capital requirements will depend primarily on the number of new stores the Company opens, the number of existing stores the Company remodels and the timing of these expenditures. The Company estimates total capital expenditures and construction allowances to be approximately $79.0 million and $14.2 million, respectively, in fiscal year 2005, as compared to $54.3 million and $7.8 million, respectively, in fiscal year 2004. Construction allowances are reported as cash flow from operating activities on the consolidated statement of cash flows.

The Company’s cash used in investing activities was $30.3 million in fiscal year 2003 compared to $208.9 million in combined fiscal 2002. In combined fiscal 2002, $194.6 million of cash was used to fund the acquisition. Capital expenditures, related primarily to the construction of new stores, remodeling of existing stores, other store capital and investments in technology, principally associated with its separation from Limited Brands and the establishment of stand-alone operations after the acquisition, were approximately $30.3 million and $14.3 million in fiscal year 2003 and combined fiscal 2002, respectively. The Company opened five new stores in fiscal year 2003 and two new stores in combined fiscal 2002.

Financing Activities

Net cash used in financing activities was $13.6 million for fiscal year 2004 as compared to $59.9 million used in financing activities in fiscal year 2003. Net cash used in financing activities for fiscal year 2004 consisted of the following: net proceeds of $105.4 million from the initial public offering; proceeds of $75.0 million from the amended and restated credit facilities entered into on March 16, 2004; proceeds of $75.0 million from the new credit facility entered on May 19, 2004; the repayment of the $75.0 million, 10% subordinated note, plus accrued and unpaid interest; $36.3 million used to repurchase from LFAS, Inc. the common stock warrant; the redemption of substantially all of the Company’s outstanding Series A preferred stock for $72.4 million; the repayment of the $75.0 million principal amount outstanding under the new credit facility, plus accrued and unpaid interest; and the payment of $7.1 million in fees and expenses related to these transactions.

Net cash used in financing activities in fiscal year 2003 consisted of the early repayment of $20.0 million principal amount of senior subordinated notes, plus $0.2 million accrued interest, as the Company directed its available cash flow toward repaying debt, and a $39.7 million payment related to the acquisition.

Net cash used in financing activities was $59.9 million in fiscal year 2003 compared to net cash provided by financing activities of $225.9 million in combined fiscal 2002. Combined fiscal 2002 net cash provided by financing activities primarily relates to the acquisition and includes (i) proceeds of $64.0 million from the issuance of preferred stock and common stock, (ii) proceeds of $75.0 million from issuance of a 10% senior subordinated note to LFAS, Inc. due 2009, (iii) proceeds of $20.0 million from the issuance of senior subordinated notes, and (iv) $39.7 million payable to Limited Brands associated with a net working capital adjustment in connection with the acquisition. In addition, combined fiscal 2002 includes $31.2 million of net investment by Limited Brands associated with cash funding of operations and capital expenditures.

Credit Facilities and Other Long-Term Debt

Amended and Restated Credit Facilities.   On March 16, 2004, certain terms of the Company’s revolving credit facility were amended. The Company’s amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. As of January 29, 2005, the Company had availability under its revolving credit facility of $40.3 million, net of letter of credit accomodations outstanding of $13.0 million, as compared to availability of $25.5 million, net of letter of credit accomodations outstanding of $25.5 million, as of January 31, 2004. The reduction in its letters of credit reflects changes in the Company’s terms with vendors.

The terms of the amended and restated credit facilities were further amended on May 19, 2004 to allow for the consummation of the new credit facility described below. On December 17, 2004, the amended and restated credit facilities were further amended to reduce certain interest rates under the revolving credit facility and the term loan facility by as much as 50 basis points, depending upon the Company’s financial performance.

The revolving loans under the amended and restated credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.50% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50%, depending upon the Company’s financial performance. The Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per annum, depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the greater of 6.75% or the Eurodollar rate plus 5.00% per year. For so long as any default under the revolving credit facility continues, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the greater of 8.75% or the Eurodollar rate plus 7.00% per year.

The Company’s amended and restated credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. The terms of its amended and restated credit facilities also subject the Company to certain maintenance covenants in the event its borrowing availability under its revolving credit facility, plus cash on hand, falls below $40.0 million. These covenants include maintaining a minimum trailing twelve-month EBITDA (as defined in its amended and restated credit agreement) and a maximum leverage ratio. This ratio and the calculation of EBITDA under the Company’s amended and restated credit agreement are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. The Company is currently in compliance with the financial covenants referred to above.

The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and certain of its subsidiaries, as collateral for the Company’s obligations under the amended and restated credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

New Credit Facility.   On May 19, 2004, the Company entered into a new subordinated secured term loan facility with a third party consisting of a $75.0 million, five-year term loan. The Company used the $75.0 million loan proceeds to repurchase substantially all of its Series A preferred stock. On October 13, 2004, the new credit facility was repaid in full with proceeds from the initial public offering.

Preferred Stock

In connection with the acquisition, the Company issued shares of $0.01 par value, non-voting, Series A redeemable preferred stock, which accrued dividends at 12.5% per annum. On May 19, 2004, all but one share of the preferred stock was repurchased and accrued and unpaid dividends were paid with proceeds from the new credit facility. The remaining one share of preferred stock was cancelled immediately prior to the consummation of the Company’s initial public offering.

Cash Requirements

As of January 29, 2005, the Company had approximately $85.2 million in cash available to fund operations and future growth, in addition to approximately $40.3 million available for borrowings under its revolving credit facility, net of letter of credit accommodations outstanding of $13.0 million. The Company believes that cash flow from operations, its current cash balance and funds available under its amended and restated credit facilities will be sufficient to meet its working capital needs and planned capital expenditures for fiscal year 2005.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of January 29, 2005:

		Payments Due by Period
	Total obligation	Within one year	Two to three years	Four to five years	After five years
	(Amounts in thousands)
Purchase obligations	$93,309	$93,309	$—	$—	$—
Long-term debt(1)	75,000	—	75,000	—	—
Operating leases(2)	437,641	72,948	119,982	90,946	153,765
Total contractual obligations	$605,950	$166,257	$194,982	$90,946	$153,765

(1)          Does not include any scheduled interest payments.

(2)          Represents future minimum lease payments under non-cancelable leases as of January 29, 2005.

Commercial Commitments

The following table summarizes the Company’s commercial commitments as of January 29, 2005:

		Amount of Commitment Per Period(1)
	Total obligations	Within one year	Two to three years	Four to five years	After five years
	(Amounts in thousands)
Trade letters of credit outstanding(2)	$1,666	$1,666	$—	$—	$—
Standby letters of credit(2)	11,360	11,360	—	—	—
Total commercial commitments	$13,026	$13,026	$—	$—	$—

(1)          Excludes purchase orders for merchandise and supplies in the normal course of business.

(2)          Issued under its revolving credit facility. At January 29, 2005, there were no outstanding borrowings under this facility.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company’s consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and the fair market value of assets acquired in the acquisition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company’s results of operations and financial position.

Inventory Valuation.   Inventories are valued at the lower of cost or market, on a weighted average cost basis using the retail method. The Company calculates inventory costs on an individual item-class level. The Company records a charge to cost of goods sold, buying and occupancy costs when a permanent retail price reduction is reflected in the stores. In addition, management makes estimates and judgments regarding initial markups, markdowns, future demand and market conditions. These assumptions can have a significant impact on current and future operating results and financial position. The Company’s estimates have been historically valid. At the end of each season, goods related specifically to that season are marked down and valued at the estimated current retail value. The use of the retail method and the recording of markdowns effectively values the inventory at the lower of cost or market. In addition, an inventory loss estimate is recorded each period. These estimates are adjusted based upon physical inventories performed twice per fiscal year.

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for fiscal year 2004 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. This Statement requires that these assets be reviewed for impairment at least annually. The Company’s intangible assets relate primarily to the New York & Company trademark. The trademark was initially valued using the “relief from royalty method” by an independent appraiser. The Company tests for impairment annually. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “ Quantitative and Qualitative Disclosures About Market Risks” and “Risk Factors Relating to the Company’s Business.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s fiscal year 2004 tests did not result in any impairment charge.

Income Taxes.   Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations. At January 29, 2005, no valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

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

In December 2004, the FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain of the requirements of the original SFAS 123 and requires all forms of share-based payment to employees, including employee stock options, to be treated as compensation and recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

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

Certain matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) the Company’s ability to open and operate new stores successfully; (ii) seasonal fluctuations in its business; (iii) its ability to anticipate and respond to fashion trends and launch new product lines successfully; (iv) general economic conditions, consumer confidence and spending patterns;

(v) its dependence on mall traffic for its sales; (vi) the susceptibility of its business to extreme and/or unseasonable weather conditions; (vii) its ability to retain and recruit key personnel; (viii) its reliance on third parties to manage some aspects of its business; (ix) changes in the cost of raw materials and labor; (x) its reliance on foreign sources of production; (xi) the ability of its manufacturers to manufacture and deliver products in a timely manner while meeting its quality standards; (xii) its reliance on manufacturers to maintain ethical business practices; (xiii) its ability to protect its trademarks and other intellectual property rights; (xiv) its dependence on the success of its brand; (xv) competition in its market, including promotional and pricing competition; (xvi) the effects of government regulation; (xvii) the control of the Company by its sponsors; and (xviii) other risks and uncertainties as described in its documents filed with the Securities and Exchange Commission. The Company undertakes no obligation to revise the forward-looking statements included in this Annual Report on Form 10-K to reflect any future events or circumstances.

Item 8.                        Financial Statements and Supplementary Data

The financial statements and schedule included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)    Evaluation of disclosure controls and procedures

The Company carried out an evaluation, as of January 29, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

In performing this evaluation, the Company evaluated its accounting for operating leases and leasehold improvements in light of the February 7, 2005 staff letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the industry regarding certain operating lease and leasehold improvement accounting issues. As discussed in Note 2 to the Consolidated Financial Statements, the Company, in consultation with the audit committee of its board of directors and its independent registered public accounting firm, determined that it should change its accounting practices associated with the recognition of straight line rent expense, the capitalization and depreciation lives of certain leasehold improvements, and the classification of construction allowances. The Company determined the impact of these lease accounting changes to be immaterial for prior years and recognized a one-time adjustment in fiscal year 2004 to reflect these lease accounting changes.

(b)   Changes in internal controls over financial reporting.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that could significantly affect the Company’s disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the annual Meeting of Shareholders to be held June 24, 2005.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the annual Meeting of Shareholders to be held June 24, 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the annual Meeting of Shareholders to be held June 24, 2005.

Item 13.                 Certain Relationships and Related Transactions

Transition Services Agreement

The Company continues to use the services of Limited Brands and its business units, Limited Logistics Services and Independent Production Services, under the transition services agreement for the Company’s distribution, transportation and delivery and compliance support services needs.

Under the agreement, these services will terminate upon the earliest of the following: (i) 15 months after the date on which Limited Brands gives notice that it would like to terminate the services (such notice can be given no earlier than August 26, 2006); (ii) 15 months from the date that the Company notifies Limited Brands that it wishes to terminate the services; (iii) 60 days after the Company has given notice to Limited Brands that it had failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that it had failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed change to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control, at the option of Limited Brands (the Company’s initial public offering did not constitute a change of control); or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time.

The Company believes that these services are provided at a competitive price and it anticipates continuing to use Limited Brands for these services. If termination of these logistics and related services under the transition services agreement results in excess logistics and related service labor for Limited Brands, the Company will be liable for 50% of severance-related costs of such labor up to a maximum of $0.5 million.

Additional information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the annual Meeting of Shareholders to be held June 24, 2005.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the annual Meeting of Shareholders to be held June 24, 2005.

Part IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Annual Report:

1. The following consolidated financial statements of the Company are filed as part of this Annual Report:

•   Reports of Independent Registered Public Accounting Firm;

•   Consolidated Statements of Operations;

•   Consolidated Balance Sheets;

•   Consolidated Statements of Cash Flows;

•   Consolidated Statements of Stockholders’ Equity (Deficit);

•   Notes to Consolidated Financial Statements.

2. Financial Statement Schedule II Valuation and Qualifying Accounts

Period	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
Predecessor 2002	Sales Return Reserve	$1,803	$26,913	$26,032	$2,684
Successor 2002	Sales Return Reserve	$2,684	$8,411	$9,368	$1,727
Fiscal Year 2003	Sales Return Reserve	$1,727	$37,257	$36,909	$2,075
Fiscal Year 2004	Sales Return Reserve	$2,075	$45,359	$45,364	$2,070

3. Exhibits.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.3	Employment Letter, dated as of June 28, 2004, between New York & Company, Inc. and Robert J. Luzzi.*
10.4	Employment Letter, dated as of July 1, 2004, between New York & Company, Inc. and Charlotte L. Neuville.*
10.5	Employment Letter, dated as of June 29, 2004, between New York & Company, Inc. and Steven M. Newman.*
10.6	Transition Services Agreement by and between Lerner New York Holdings, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*

10.7

Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, Wachovia Bank, N.A., the CIT Group/Business Credit, Inc. and the other Lenders named therein, dated March 16, 2004.*

10.8

First Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of May 19, 2004.**

10.9

Second Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of December 17, 2004.†

10.10	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company’s initial public offering.**
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Registered Public Accounting Firm.†
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 18, 2005.†
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 18, 2005.†
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 18, 2005.†

†                    Filed herewith.

*                    Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**             Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

(b)	The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2005.

NEW YORK & COMPANY, INC.
(Registrant)
/s/ RONALD W. RISTAU
Ronald W. Ristau
Chief Operating Officer and
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ RICHARD P. CRYSTAL	Chairman, President and Chief Executive Officer	April 18, 2005
Richard P. Crystal	(Principal executive officer)
/s/ RONALD W. RISTAU	Chief Operating Officer and Chief Financial Officer	April 18, 2005
Ronald W. Ristau	(Principal financial officer)
/s/ SHEAMUS G. TOAL	Vice President, Controller & Treasurer	April 18, 2005
Sheamus G. Toal	(Principal accounting officer)
/s/ BODIL M. ARLANDER	Director	April 18, 2005
Bodil M. Arlander
/s/ PHILIP M. CARPENTER III	Director	April 18, 2005
Philip M. Carpenter III
/s/ JOHN D. HOWARD	Director	April 18, 2005
John D. Howard
/s/ RICHARD L. PERKAL	Director	April 18, 2005
Richard L. Perkal
/s/ M. KATHERINE DWYER	Director	April 18, 2005
M. Katherine Dwyer
/s/ DAVID H. EDWAB	Director	April 18, 2005
David H. Edwab
/s/ ARTHUR E. REINER	Director	April 18, 2005
Arthur E. Reiner

New York & Company, Inc. and Subsidiaries
Consolidated Financial Statements
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	43
Consolidated Statements of Operations for the year ended January 29, 2005 (successor), the year ended January 31, 2004 (successor), the period from November 27, 2002 (date of acquisition) to February 1, 2003 (successor), and the period from February 3, 2002 to November 26, 2002 (predecessor)	45
Consolidated Balance Sheets as of January 29, 2005 (successor) and January 31, 2004 (successor)	46
Consolidated Statements of Cash Flows for the year ended January 29, 2005 (successor), the year ended January 31, 2004 (successor), the period from November 27, 2002 (date of acquisition) to February 1, 2003 (successor), and the period from February 3, 2002 to November 26, 2002 (predecessor)	47
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 27, 2002 (date of acquisition) to February 1, 2003 (successor), the year ended January 31, 2004 (successor), and the year ended January 29, 2005 (successor)	48
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

The Stockholders and Directors of

New York & Company, Inc.

We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and Subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from November 27, 2002 (date of acquisition) to February 1, 2003 and for each of the two years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and Subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for the period from November 27, 2002 (date of acquisition) to February 1, 2003 and for each of the two years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
New York, New York
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Directors of

Lerner New York Holding, Inc.

We have audited the accompanying consolidated statements of operations and cash flows of Lerner New York Holding, Inc. and Subsidiaries (the “Company”) for the period from February 3, 2002 to November 26, 2002. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the period from February 3, 2002 to November 26, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
New York, New York
July 19, 2004, except as to Note 2, as to
which the date is October 6, 2004

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal year ended January 29, 2005	Fiscal year ended January 31, 2004	Period from November 27, 2002 to February1, 2003	Period from February 3, 2002 to November 26, 2002
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(Amounts in thousands, except per share amounts)
Net sales	$1,040,028	$961,780	$225,321	$706,512
Cost of goods sold, buying and occupancy costs	682,939	673,896	182,167	516,230
Gross profit	357,089	287,884	43,154	190,282
Selling, general and administrative expenses	262,201	232,379	42,986	191,091
Operating income (loss)	94,888	55,505	168	(809)
Interest expense, net of interest income of $832, $544, $39, and $5, respectively	9,256	10,728	2,016	(5)
Accrued dividends-redeemable preferred stock	2,703	—	—	—
Loss on modification and extinguishment of debt	2,034	1,194	—	—
Loss on derivative instrument (related to LFAS, Inc. warrant)	29,398	—	—	—
Income (loss) before income taxes	51,497	43,583	(1,848)	(804)
Provision (benefit) for income taxes	34,059	18,557	(758)	(189)
Net income (loss)	17,438	25,026	(1,090)	(615)
Accrued dividends-redeemable preferred stock	—	8,363	1,419	—
Net income (loss) available for common stockholders	$17,438	$16,663	$(2,509)	$(615)
Basic earnings (loss) per share:	$0.37	$0.38	$(0.06)	$(0.01)
Diluted earnings (loss) per share:	$0.33	$0.31	$(0.06)	$(0.01)
Weighted average shares outstanding:
Basic	47,323	43,761	43,760	43,760
Diluted	52,726	53,792	43,760	43,760

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 29, 2005	January 31, 2004
	(Successor)	(Successor)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$85,161	$98,798
Accounts receivable	13,069	10,866
Inventories, net	93,379	78,220
Prepaid expenses	17,875	14,908
Deferred income taxes	—	89
Other current assets	1,256	2,192
Total current assets	210,740	205,073
Property and equipment, net	100,681	66,860
Intangible assets	14,843	14,515
Deferred income taxes	—	1,882
Other assets	3,924	4,079
Total assets	$330,188	$292,409
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,045	$47,771
Accrued expenses	51,802	53,491
Income taxes payable	—	10,118
Deferred income taxes	1,788	—
Total current liabilities	127,635	111,380
Long-term debt	75,000	82,500
Deferred income taxes	6,698	—
Other liabilities	17,572	15,810
Total liabilities	226,905	209,690
Commitments and contingencies	—	—
Series A redeemable preferred stock, 12.5% cumulative, non-voting, par value $0.01; No Series A shares authorized or outstanding at January 29, 2005; 63 shares issued and outstanding at January 31, 2004	—	69,697
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 53,283 and 45,620 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	53	46
Additional paid-in capital	109,448	216
Less stock subscription receivable	—	(222)
Retained (deficit) earnings	(5,514)	12,982
Accumulated other comprehensive loss	(704)	—
Total stockholders’ equity	103,283	13,022
Total liabilities and stockholders’ equity	$330,188	$292,409

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal year ended January 29, 2005	Fiscal year ended January 31, 2004	Period from November 27, 2002 to February1, 2003	Period from February 3, 2002 to November 26, 2002
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(Amounts in thousands)
Operating activities
Net income (loss)	$17,438	$25,026	$(1,090)	$(615)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,683	13,999	2,299	21,419
Amortization of deferred financing costs	1,270	1,209	105	—
Write-off of unamortized deferred financing costs	2,034	994	—	—
Share-based compensation	5,914	120	84	—
Deferred income taxes	10,930	7,701	(758)	—
Non cash interest	—	7,586	1,432	—
Change in operating assets and liabilities:
Accounts receivable	(2,203)	(363)	4,451	(2,484)
Inventories, net	(15,159)	18,520	83,365	(39,852)
Prepaid expenses	(2,967)	291	4,771	(1,703)
Accounts payable	26,274	11,843	(19,893)	12,329
Accrued expenses	(1,689)	1,716	11,342	(6,049)
Income taxes payable	(10,118)	10,118	—	—
Change in other assets and liabilities	1,886	10,397	(4,587)	(5,043)
Net cash provided by (used in) operating activities	54,293	109,157	81,521	(21,998)
Investing activities
Capital expenditures	(54,301)	(30,317)	(1,782)	(12,446)
Acquisition of Lerner New York Holding, Inc., net of cash acquired	—	—	(194,647)	—
Net cash used in investing activities	(54,301)	(30,317)	(196,429)	(12,446)
Financing activities
Net change in investment by Parent	—	—	—	31,204
Net proceeds from initial public offering	105,400	—	—	—
Payment of offering costs related to initial public offering	(3,071)	—	—	—
Proceeds from issuance of long-term debt	150,000	—	95,000	—
Repayment of long-term debt	(157,500)	(20,180)	—	—
Payment of financing costs	(4,046)	(24)	(3,942)	—
Proceeds from issuance of common and preferred stock	—	—	64,012	—
Redemption of Series A preferred stock	(69,696)	—	—	—
Repurchase of common stock warrant	(36,271)	—	—	—
Proceeds from exercise of stock options	196	—	—	—
Tax benefit from exercise of stock options	1,310	—	—	—
Proceeds from stock subscription receivable	222	—	—	—
Purchase of treasury stock	(173)	—	—	—
(Payment) due to Limited Brands, Inc.	—	(39,662)	39,662	—
Net cash provided by (used in) financing activities	(13,629)	(59,866)	194,732	31,204
Net increase (decrease) in cash and cash equivalents	(13,637)	18,974	79,824	(3,240)
Cash and cash equivalents at beginning of period	98,798	79,824	—	7,488
Cash and cash equivalents at end of period	$85,161	$98,798	$79,824	$4,248
Cash paid during the period for interest	$9,827	$2,529	$396	$—
Cash paid during the period for taxes	$35,672	$38	$—	$—

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Treasury Stock		Additional Paid-in	Stock	Retained (Deficit)	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Earnings	Loss	Total
	(Amounts in thousands)
Balance at November 27, 2002	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	45,513	46	—	—	5,157	—	—	—	5,203
Share-based compensation expense	—	—	—	—	84	—	—	—	84
Issuance of common stock warrant	—	—	—	—	377	—	—	—	377
Stock subscription receivable, plus accrued interest receivable	—	—	—	—	—	(200)	—	—	(200)
Deemed dividend to Limited Brands, Inc. in excess of the predecessor’s basis	—	—	—	—	(5,534)	—	(1,172)	—	(6,706)
Accrued dividends—redeemable preferred stock	—	—	—	—	—	—	(1,419)	—	(1,419)
Net loss	—	—	—	—	—	—	(1,090)	—	(1,090)
Balance at February 1, 2003	45,513	46	—	—	84	(200)	(3,681)	—	(3,751)
Issuance of common stock	107	—	—	—	12	—	—	—	12
Share-based compensation expense	—	—	—	—	120	—	—	—	120
Stock subscription receivable, plus accrued interest receivable	—	—	—	—	—	(22)	—	—	(22)
Accrued dividends—redeemable preferred stock	—	—	—	—	—	—	(8,363)	—	(8,363)
Net income	—	—	—	—	—	—	25,026	—	25,026
Balance at January 31, 2004	45,620	46	—	—	216	(222)	12,982	—	13,022
Initial public offering, net of commissions and discounts	6,667	7	—	—	105,393	—	—	—	105,400
Payment of fees related to the initial public offering	—	—	—	—	(3,071)	—	—	—	(3,071)
Purchase of treasury stock	—	—	(54)	(173)	—	—	—	—	(173)
Stock options exercised	996	—	54	173	23	—	—	—	196
Tax benefit from exercise of stock options	—	—	—	—	1,310	—	—	—	1,310
Share-based compensation expense	—	—	—	—	5,914	—	—	—	5,914
Payment of stock subscription receivable	—	—	—	—	—	222	—	—	222
Repurchase of common stock warrant	—	—	—	—	(337)	—	(35,934)	—	(36,271)
Net income	—	—	—	—	—	—	17,438	—	17,438
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(704)	(704)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	16,734
Balance at January 29, 2005	53,283	$53	—	$—	$109,448	$—	$(5,514)	$(704)	$103,283

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
January 29, 2005

1.   Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

New York & Company, Inc. (together with its subsidiaries) is a specialty retailer of moderately-priced women’s apparel and accessories in the United States, serving its customers for over 86 years. The Company designs, sources and markets its proprietary New York & Company merchandise through its national network of 476 retail stores in 44 states as of January 29, 2005, which are located primarily in major malls and lifestyle centers.

New York & Company, Inc. formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. (“Lerner Holding”) and its subsidiaries from Limited Brands, Inc. (“Limited Brands”), an unrelated company. Lerner Holding’s wholly-owned subsidiaries consist of Lerner New York, Inc., Lernco, Inc., and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. New York & Company, Inc. and its subsidiaries are referred to herein as the “Company.” The several limited partnerships controlled by Bear Stearns Merchant Capital II, L.P. (together with any affiliates through which such partnerships invest) are referred to herein as “Bear Stearns Merchant Banking.”

On November 27, 2002, New York & Company, Inc. completed the acquisition of Lerner Holding for $193.5 million plus expenses (the “acquisition”). The acquisition was accounted for under the purchase method of accounting with a partial basis adjustment. New York & Company, Inc. funded the acquisition by: (i) issuing 62,429 shares of Series A preferred stock and 45,513,140 shares of common stock to Bear Stearns Merchant Banking and members of management for $64.0 million, (ii) issuing a $75.0 million, 10% subordinated note to Limited Brands, (iii) issuing $20.0 million of senior subordinated notes, (iv) entering into a $120.0 million senior credit facility of which $4.5 million was borrowed at closing, (v) issuing a common stock warrant to LFAS, Inc., an affiliate of Limited Brands, to acquire 8,050,671 shares of common stock of the Company at a price of $0.11 per share (the “common stock warrant”), valued at $0.4 million, and (vi) a net working capital payment of $39.7 million to Limited Brands. Fees and expenses, including debt issuance costs associated with the acquisition, totaling approximately $10.0 million were paid with the equity and debt proceeds.

The term “successor” refers to New York & Company, Inc. and all its subsidiaries following the acquisition on November 27, 2002. The term “predecessor” refers to Lerner Holding and its subsidiaries prior to being acquired by New York & Company, Inc. on November 27, 2002. Due to the effects of the acquisition on the recorded basis of assets and liabilities, the financial statements prior to and subsequent to the acquisition are not comparable.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The consolidated financial statements include the accounts of the successor for the 52-weeks ended January 29, 2005 (“fiscal year 2004”), the 52-weeks ended January 31, 2004 (“fiscal year 2003”), and the period from November 27, 2002 (date of acquisition) to February 1, 2003 (“successor 2002”) and the accounts of the predecessor for the period from February 3, 2002 to November 26, 2002 (“predecessor 2002”). The financial statements of the predecessor have in part been derived from the data included in the consolidated financial statements of Limited Brands for such period. All significant intercompany transactions have been eliminated in consolidation.

2.   Summary of Significant Accounting Policies

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

Revenue is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue for gift certificate sales and store credits is recognized at redemption. Prior to their redemption, the gift certificates and store credits are recorded as a liability.

Reserve for Returns

The Company reserves for sales returns through reductions in sales and gross margin based upon historical merchandise returns experience and current sales levels.

Cash and Cash Equivalents

Cash and cash equivalents include all cash in banks, cash on hand, and all short-term investments with an original maturity of three months or less when purchased.

Inventories

Inventories are valued at the lower of cost or market on a weighted average cost basis using the retail method. The Company calculates inventory costs on an individual item-class level. The Company records a charge to cost of goods sold, buying and occupancy costs when a permanent retail price reduction is reflected in the stores. In addition, management makes estimates and judgments regarding initial markups, markdowns, future demand and market conditions. These assumptions can have a significant impact on current and future operating results and financial position. The Company’s estimates have been historically valid. At the end of each season, goods related specifically to that season are marked down and valued at the estimated current retail value. The use of the retail method and the recording of markdowns effectively values the inventory at the lower of cost or market. In addition, an inventory loss estimate is recorded each period. These estimates are adjusted based upon physical inventories performed twice per fiscal year.

Lease Accounting

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a staff letter to the industry regarding certain operating lease and leasehold improvement accounting issues. The Company, in consultation with the audit committee of its board of directors and its independent registered public accounting firm, determined that it should change its accounting practices associated with the recognition of straight-line rent expense, the capitalization and depreciation lives of certain leasehold improvements, and the classification of construction allowances.

Historically, the Company had recognized the straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period (or rent holiday) of its stores from the calculation of the period over which it expenses rent. The Company determined that it should include the build-out period in its calculation of straight-line rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3,

“Accounting for Operating Leases with Scheduled Rent Increases” and changed its straight-line rent calculation and deferred lease liability accordingly. This impacted cost of goods sold, buying and occupancy costs in gross margin on the consolidated statement of operations.

In addition to the above, the Company had historically depreciated leasehold improvements over a period of up to 10 years, which in a limited number of cases, largely due to remodeling activity, extended beyond the contractual lease term. The Company changed the estimated useful lives of leasehold improvements to conform to the lesser of the useful life or the contractual term of the lease, which resulted in additional depreciation expense for leasehold improvements whose useful life extends beyond their lease term. The change also impacted cost of goods sold, buying and occupancy expense in gross margin on the consolidated statement of operations.

The Company had historically classified the unamortized portion of construction allowance received from landlord as a reduction of property and equipment on the consolidated balance sheet and as a reduction of capital expenditures on the consolidated statement of cash flows. The Company adjusted its accounting for construction allowances, to report unamortized construction allowances as a deferred lease liability on the consolidated balance sheet and as an operating activity on the consolidated statement of cash flows. In addition, construction allowances will be amortized over the related lease term as a reduction of rent expense, rather than as a reduction of depreciation expense. This change did not impact the Company’s consolidated statement of operations as both depreciation and rent expense are recorded in cost of goods sold, buying and occupancy and are amortized over an identical period.

The Company reported these lease accounting changes in the accompanying consolidated financial statements and notes to the consolidated financial statements. The Company recorded a $1.1 million one-time non-cash charge in January 2005, related to the change in straight-line rent expense to include the build-out period for stores and the change in estimated useful lives of leasehold improvements to conform to the lesser of the useful life or the contractual term of the lease. The effect of these lease accounting changes on prior years is immaterial and is  included in the amount charged to January 2005.

Deferred Rent

The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes unamortized construction allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense beginning in the period they are deemed to be earned. The Company capitalizes straight-line rent expense related to the build-out period as property and equipment on the consolidated balance sheet and amortizes it as depreciation expense over the lease term commencing on the store’s opening date. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 29, 2005 and January 31, 2004, deferred rent was $16.7 million and $6.9 million, respectively, and is reported in other liabilities on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for new properties and improvements are capitalized, while the cost of repair and maintenance is charged to expense. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

The estimated useful lives for financial statement purposes are as follows:

Depreciable Fixed Assets	Useful Life
Land	—
Building	20 years
Store fixtures and equipment	3-10 years
Office furniture, fixtures, and equipment	3-10 years
Leasehold improvements	Lesser of the useful life or the contractual term of the lease

Cost of Goods Sold, Buying and Occupancy Costs

Cost of goods sold, buying and occupancy costs is comprised of direct inventory costs for merchandise sold, distribution, payroll and related costs for the Company’s design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs.

Share-Based Compensation

In December 2004, the FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain of the requirements of the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires all forms of share-based payment to employees, including employee stock options, to be treated as compensation and recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the consolidated financial statements.

As allowed by SFAS 123, the predecessor elected to recognize compensation expense associated with share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, the predecessor did not recognize compensation expense for stock option grants when the exercise price of the option equaled or exceeded the market price of Limited Brands’ common stock on the date of the grant.

The following table illustrates the effect on net loss if the predecessor had applied the fair value recognition provisions of SFAS 123-R:

Predecessor 2002
(Amounts in thousands)
Net loss, as reported	$(615)
Add: Share-based compensation cost recorded under APB No. 25	—
Deduct: Share-based compensation cost, net of income tax calculated under SFAS 123-R	1,753
Pro forma net loss	$(2,368)
Basic loss per share:	$(0.05)
Diluted loss per share:	$(0.05)
Weighted average shares outstanding:
Basic	43,760
Diluted	43,760

For purposes of computing the pro forma net loss, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $5.31 for grants made during predecessor 2002. The following assumptions were used for options granted during predecessor 2002:

Predecessor 2002
Expected Volatility	42%
Expected Life	4.4 years
Risk-free interest rate	3.0%
Expected Dividend Yield	2.8%

Marketing

Marketing costs, which consist primarily of direct mail and point-of-sale advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of operations were as follows:

Fiscal Period	(Amounts in thousands)
2004	$30,571
2003	$22,415
Successor 2002	$5,051
Predecessor 2002	$18,652

As of January 29, 2005 and January 31, 2004, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $0.7 million at each year-end.

Pre-Opening Expenses

Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and point-of-sale supplies, are expensed as incurred by the successor.

Prior to the acquisition, the initial shipment of selling-related supplies, including, but not limited to, hangers, signage, security tags and packaging, was capitalized at the store opening date by the predecessor. Subsequent shipments were expensed, except for new merchandise presentation programs which were capitalized. Store supplies were periodically adjusted for changes in actual quantities or costs.

Deferred Financing Costs

Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized over the terms of the related debt. At January 29, 2005 and January 31, 2004, deferred financing costs were $2.4 million and $1.7 million, net of accumulated amortization of $2.2 million and $1.3 million, respectively.

Interest Expense

Interest expense, net of interest income, includes primarily interest related to the Company’s revolving credit facility, long-term debt and amortization of deferred financing costs.

Impairment of Long-lived Assets

The Company evaluates the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which prohibits the amortization of goodwill and intangible assets with indefinite lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. Intangible assets with finite lives are amortized over their estimated useful lives.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values of cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair value due to the short-term maturities of such items.

At January 29, 2005, the carrying amount of long-term debt approximates its fair value due to the variable interest rate it carries. At January 31, 2004, the fair value of long-term debt was the value determined by the note repurchase agreement entered into on March 16, 2004.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations.

Comprehensive Income(Loss)

Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). At January 29, 2005, other comprehensive income (loss) consisted of a minimum pension liability adjustment of $0.7 million, net of taxes of $0.5 million. Accumulated comprehensive income is reported separately in the consolidated statement of stockholders’ equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and the common stock warrant as if they were exercised. A reconciliation between basic and diluted income per share is as follows:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands, except per share amounts)
Net income (loss) available for common stockholders	$17,438	$16,663	$(2,509)	$(615)
Basic EPS
Weighted-average shares outstanding:
Basic common shares	47,323	43,761	43,760	43,760
Basic EPS	$0.37	$0.38	$(0.06)	$(0.01)
Diluted EPS
Weighted-average shares outstanding:
Basic common shares	47,323	43,761	43,760	43,760
Plus impact of stock options	4,439	3,738	—	—
Plus impact of common stock warrant	964	6,293	—	—
Diluted common shares	52,726	53,792	43,760	43,760
Diluted EPS	$0.33	$0.31	$(0.06)	$(0.01)

There were 12,346,416 shares excluded from successor 2002 in the above table as the impact would have been antidilutive. There were no outstanding common stock equivalents during predecessor 2002.

The Company’s Board of Directors approved an 8.7484-for-one stock split of the Company’s common stock that was effective October 6, 2004. In connection therewith, the authorized common stock was increased from 15,000,000, $0.01 par value to 300,000,000, $0.001 par value. All earnings per share amounts and number of shares outstanding, including all common stock equivalents, have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements.

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

In December 2004, the FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain of the requirements of the original SFAS 123 and requires all forms of share-based payment to employees, including employee stock options, to be treated as compensation and recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the consolidated financial statements.

3.   Significant Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accounts requiring the use of significant estimates include inventory, income tax, sales return reserve, intangible assets, impairment of long-lived assets, and accrued expenses.

Concentration of Risk

The Company is subject to concentration of credit risk relating to cash, primarily store depository accounts, which are maintained with major financial institutions. The Company monitors the relative credit standing of these financial institutions and other entities and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of the entities to which it grants credit terms in the normal course of business.

The Company utilizes two major apparel suppliers, which together represented 53% of the Company’s merchandise purchases during fiscal year 2004. China, Macau and Hong Kong are the Company’s largest country sources representing 41% of purchases in fiscal year 2004. No individual factory represented more than 6% of the Company’s merchandise purchases during fiscal year 2004. The Company believes that the loss of any one of these suppliers, which it does not anticipate, would not adversely affect the Company’s operations.

4.   Acquisition

On November 27, 2002, New York & Company, Inc. acquired all of the outstanding shares of Lerner Holding for $78.5 million in cash; a $75.0 million, 10% subordinated note to Limited Brands; a warrant to Limited Brands to acquire 8,050,671 shares of the common stock of the Company, at a price of $0.11 per share, valued at $0.4 million; and a net working capital payment due to Limited Brands in the amount of $39.7 million.

The purchase price allocation included acquired intangible assets related to trademarks with indefinite lives. In accordance with SFAS 142, these intangible assets will not be amortized. The remaining purchase price allocation included the partial allocation of fair market value adjustments related to property and equipment, leases, and merchandise inventory. The partial allocation of fair market value to merchandise inventory resulted in an increase to the acquired cost basis of inventory of $34.5 million. Approximately $28.8 million of the $34.5 million was reported in cost of goods sold, buying and occupancy costs in successor 2002, since the related inventory was sold in that period. In the first quarter of fiscal year 2003, $5.7 million of the inventory valuation write-up was reported in cost of goods sold, buying and occupancy costs, as the remaining inventory was sold. After reflecting the Company’s recent lease accounting changes, the acquisition resulted in an excess over cost of $28.6 million, which was allocated on a pro-rata basis between the Company’s intellectual property and property and equipment.

The following table summarizes the allocation of the aggregate consideration paid to the fair value of the assets acquired and liabilities assumed by the Company in connection with the acquisition:

(Amounts in thousands)
Total consideration:
Cash	$78,500
Due to Limited Brands	39,662
$75.0 million, 10% subordinated note	75,000
Warrant	377
Transaction costs	5,733
Deemed dividend to Limited Brands in excess of predecessor basis	(6,706)
$192,566
Allocation of purchase price:
Current assets	$214,541
Property and equipment	49,988
Other assets	2,637
Intellectual property	14,843
Current liabilities	(84,089)
Other liabilities	(5,354)
$192,566

In accordance with EITF 88-16, a dividend to Limited Brands was deemed to have been paid and such amount was $6.7 million over Limited Brands’ residual interest of 14.86% which was valued at the predecessor basis.

The results of operations of Lerner Holding are included in the consolidated results of the Company from November 27, 2002.

At February 1, 2003 and November 27, 2002, the Company’s preliminary estimate for severance and lease termination costs associated with the acquisition, all of which represent cash expenditures, was approximately $5.7 million. Lease termination and other related costs of $5.0 million related to the closure of 46 retail locations that did not meet financial and strategic objectives. Employee termination costs of $0.7 million related to six staff member reductions.

During fiscal year 2003, $1.0 million was paid for lease termination and related costs in connection with the closing of 17 stores. As management implemented its plans, the lease reserves were re-evaluated based on actual costs associated with lease terminations and the execution of the store closure plan. As a result of the re-evaluation, 28 stores included in the initial reserve will remain open until lease expiration, at which point the store will be closed. This resulted in a reduction in the lease termination cost reserve of $2.9 million, which was reflected in the finalization of the partial purchase price allocation. As of January 31, 2004, the reserve for lease termination and related costs was $1.1 million, representing one store closed in 2004. During fiscal year 2003, all employee termination plans were completed. Total cash paid for employee terminations in fiscal year 2003 and successor 2002 was $0.7 million and $0.1 million, respectively.

The following table sets forth financial data for fiscal year 2004, fiscal year 2003, and the period February 3, 2002 to February 1, 2003 (“pro forma fiscal 2002”) to give effect to the acquisition as if the acquisition was consummated on February 3, 2002:

	Fiscal Year 2004	Fiscal Year 2003	Pro forma Fiscal 2002
	(Amounts in thousands, except per share amounts)
Sales	$1,040,028	$961,780	$931,833
Net income (loss)	$17,438	$25,026	$(8,402)
Net income (loss) available for common stockholders	$17,438	$16,663	$(16,764)
Basic earnings (loss) per share	$0.37	$0.38	$(0.38)
Diluted earnings (loss) per share	$0.33	$0.31	$(0.38)
Weighted average shares outstanding:
Basic	47,323	43,761	43,760
Diluted	52,726	53,792	43,760

There were 12,346,416 shares excluded from pro forma fiscal 2002 in the above table as the impact would have been antidilutive.

Letters of Credit

In connection with the acquisition, the Company assumed $39.8 million of letter of credit accommodations outstanding at the closing date under Limited Brands’ credit facility with a bank. All such letters of credit are no longer outstanding.

5.   Public Offering of Common Stock

On October 6, 2004, the Company completed the initial public offering of 11,500,000 shares of common stock, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share. Upon consummation of the initial public offering, net proceeds of $105.4 million and $76.4 million were distributed to the Company and selling stockholders, respectively.

Approximately $75.2 million of the net proceeds received by the Company was used to repay the $75.0 million outstanding principal amount plus accrued and unpaid interest under its new credit facility entered into on May 19, 2004 (see Long-Term Debt and Revolving Credit Facilities). The remainder of the net proceeds plus cash on hand was used to pay the $45.7 million contingent obligation due to LFAS, Inc. incurred on March 16, 2004 in connection with the repurchase of the common stock warrant and to pay a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC.

6.   Proprietary Credit Card

The Company has a credit card processing agreement with a third party (the “administration company”), which provides the services of the Company’s proprietary credit card program. The Company allows payments on this credit card to be made in its stores as a service to its customers. The administration company owns the credit card account, with no recourse from the Company. The Company’s receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due on January 29, 2005 and January 31, 2004 was $1.6 million and $1.5 million, respectively. The Company does not have any off-balance sheet arrangements.

7.   Property and Equipment

Property and equipment at January 29, 2005 and January 31, 2004 consist of the following:

	January 29, 2005	January 31, 2004
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	54,586	29,740
Office furniture, fixtures, and equipment	15,987	11,177
Leasehold improvements	60,370	37,404
Construction in progress	2,587	2,623
Total	133,647	81,061
Less accumulated depreciation	32,966	14,201
Property and equipment, net	$100,681	$66,860

Depreciation expense amounted to approximately $20.1 million, $13.4 million, $2.2 million and $21.4 million for fiscal year 2004, fiscal year 2003, successor 2002, and predecessor 2002, respectively.

8.   Commitments and Contingencies

A summary of rent expense is as follows:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands)
Fixed minimum rentals	$77,406	$79,228	$14,405	$57,760
Contingent rentals	5,782	4,653	1,230	3,121
Total store rentals	83,188	83,881	15,635	60,881
Office space rentals	4,332	4,314	745	3,632
Equipment rentals	739	680	151	773
Total rental expense	$88,259	$88,875	$16,531	$65,286
Sublease rental income	$1,869	$2,145	$366	$2,103

As of January 29, 2005, the aggregate minimum rent commitments under non-cancelable leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2005	$72,948	$933
2006	64,401	797
2007	55,581	635
2008	47,589	578
2009	43,357	441
Thereafter	153,765	415
Total	$437,641	$3,799

As of January 29, 2005, the Company had open purchase commitments totaling approximately $93.3 million, of which $90.3 million and $3.0 million represented merchandise orders and store construction commitments, respectively.

Legal Proceedings

A case has been filed by the Center for Environmental Health against Lerner New York, Inc. and several other retailers of jewelry products in California. It alleges that lead in one of Lerner New York, Inc.’s jewelry products (a metal charm necklace suspended on a flexible cord) sold in California violates the state’s Proposition 65 statute, which precludes the sale of products in California that result in exposures to listed chemicals absent a specified warning label. The case is a companion case to two similar cases filed by the California Attorney General and an organization called As You Sow against several retail outlets selling such jewelry. The Company has not been named as a party in either of the companion cases. Violation of the statute exposes the seller to fines as well as injunctive relief. The complaint does not include a request for a specific fine amount. The case against Lerner New York, Inc. is in the process of mediation that is intended to resolve the case without substantial additional litigation.

There are other various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

9.   Employee Benefit Plans

Savings and Retirement Plan

The Company contributes to a defined contribution savings and retirement plan (“the SARP”) qualifying under section 401(k) of the Internal Revenue Code. Participation in the SARP is available to all associates who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of 21. Participants may contribute to the SARP an aggregate of up to 15% of their pay. The Company matches 100% of the employee’s contribution up to a maximum of 4% of the employee’s annual salary. The Company match is 100% vested at the date earned. In addition, the Company makes a discretionary retirement contribution ranging from 3% to 8% of each participant’s pay, based on pay levels. The Company’s retirement contribution vests 20% per year, beginning in the third year of service.

The Company’s costs under these plans were as follows:

Fiscal Period	(Amounts in thousands)
2004	$4,337
2003	$3,803
Successor 2002	$657
Predecessor 2002	$4,711

In connection with the acquisition, the Company terminated participation in a non-qualified supplemental retirement plan sponsored by Limited Brands. The Company assumed the liabilities of the plan, including contributions made by employees and the predecessor. The liability for the non-qualified plan amounted to $6.1 million at January 31, 2004 and is reported in other liabilities on the consolidated balance sheet. In July 2004, the Company funded and distributed the assets of the plan.

Pension Plan

The Company sponsors a single-employer defined benefit pension plan (“plan”) covering substantially all union employees, representing approximately 11% of the Company’s workforce at January 29, 2005. The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company did not contribute to the plan during fiscal year 2004 and does not anticipate the need to contribute to the plan during the twelve months ending January 28, 2006. The Company’s pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2004	Fiscal Year 2003
Equity securities	54%	55%
Fixed income	45%	42%
Cash and cash equivalents	1%	3%

The Company’s investment policy generally targets 45% to 55% in equity securities and fixed income and up to 10% in cash and cash equivalents.

In consideration of the fund’s investment goals, demographics, time horizon available for investment and the overall risk tolerance of the board of trustees (consisting of two union trustees and two employer trustees), a long-term investment objective of long-term income and growth has been adopted for the fund’s assets. This is a risk-averse balanced approach that seeks long-term growth in capital along with significant current income.

The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2004	Fiscal Year 2003
Discount rate	5.40%	5.75%

The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
Discount rate	5.75%	6.65%	6.72%	7.00%
Long-term rate of return on assets	8.00%	8.00%	7.50%	7.50%

The plan measurement date is January 31 for the determination of benefit obligations (with predecessor 2002 using a date of November 27, 2002) and February 1 through January 31 for the determination of periodic benefit costs (with predecessor 2002 using February 1, 2002 through November 26, 2002 and successor 2002 using November 27, 2002 through January 31, 2003).

On the acquisition date, the Company re-measured the acquired accumulated benefit obligation and fair value of plan assets and recorded a prepaid pension asset for the excess of the fair value of plan assets over the accumulated benefit obligation, in accordance with SFAS No. 87, “Employers’ Accounting for Pension Plans” (“SFAS 87”).

The following table provides information for the pension plan:

	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$10,452	$9,702
Service cost	316	246
Interest	579	630
Actuarial loss	248	750
Benefits paid	(873)	(876)
Benefit obligation, end of period	$10,722	$10,452
Change in plan assets:
Fair value of plan assets, beginning of period	$10,478	$9,726
Actual return on plan assets	240	1,628
Benefits paid	(873)	(876)
Fair value of plan assets, end of period	$9,845	$10,478
Funded status	$(877)	$26
Unrecognized net actuarial loss	1,177	369
Net amount recognized	$300	$395
Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$395
Accrued pension liability	(877)	—
Accumulated other comprehensive loss	1,177	—
Net amount recognized	$300	$395

At January 29, 2005, the Company reported a minimum pension liability of $0.9 million due to the unfunded status of the plan. The minimum pension liability is reported in other liabilities on the consolidated balance sheet.

Net periodic benefit cost includes the following components:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands)
Components of net periodic benefit cost:
Service cost	$316	$246	$53	$259
Interest cost	579	630	103	534
Expected return on plan assets	(800)	(743)	(123)	(687)
Amortization of prior service cost	—	—	—	58
Recognized net actuarial gain	—	—	—	(98)
Net periodic benefit cost	$95	$133	$33	$66

The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2005	$941
2006	927
2007	913
2008	893
2009	884
2010-2014	4,015
Total	$8,573

10.   Share-Based Compensation

On November 27, 2002, the Company adopted a stock option plan under which it may grant non-qualified and incentive stock options to purchase up to 12,725,484 shares of the Company’s common stock to executives, consultants, directors, or other key employees. Options have a maximum term of up to ten years. Upon grant, the Compensation Committee of the Board of Directors will determine the exercise price and term of any option at its discretion. The exercise price of an incentive stock option, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Vesting provisions for both non-qualified and incentive stock options are determined by the Compensation Committee of the Board of Directors at the date of option grants; however, subject to certain restrictions, all outstanding options may vest upon a sale of the Company.

There were 9,084,636 options outstanding as of January 29, 2005. These options vest according to three methods: (i) 3,334,704 options vest subject to the passage of time through 2009, of which 3,164,669 were vested on January 29, 2005; (ii) 2,853,127 options vest on the basis of achieving minimum EBITDA levels of $57.2 million, $62.7 million, $69.2 million, $75.1 million, and $82.4 million on January 31, 2004, January 29, 2005, January 28, 2006, February 3, 2007, and February 2, 2008, respectively, of which 1,374,714 options were vested on January 29, 2005; and (iii) 2,896,805 options vest 100% on the date Bear Stearns Merchant Banking receives a minimum cash return on its original investment of 2.5 times if realized before November 27, 2005, with the hurdle increasing to 5.0 times if realized by November 27, 2008.

A summary of the status of the Company’s stock option plan as of January 29, 2005, January 31, 2004, and February 1, 2003 and changes during the periods ending on those dates is presented below:

	January 29, 2005		January 31, 2004		February 1, 2003
	Number of Shares	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding at beginning of period	9,094	$0.11	7,596	$0.11	—	$—
Granted	1,381	5.56	1,741	0.11	7,628	0.11
Exercised	(1,050)	0.19	—	—	—	—
Forfeited	(340)	0.15	(243)	0.11	(32)	0.11
Outstanding at end of period	9,085	$0.93	9,094	$0.11	7,596	$0.11
Exercisable at end of period	4,539	$0.98	1,795	$0.11	501	$0.11

The following table summarizes information concerning outstanding options at January 29, 2005:

Exercise Price	Number of Shares Outstanding (Amounts in thousands)	Number of Shares Exercisable (Amounts in thousands)	Weighted-average Remaining Contractual Life (years)
$ 0.11	7,732	3,563	7.9
$ 3.23	1,119	912	9.2
$17.00	234	64	9.7

Shares reserved under the plan at January 29, 2005 amounted to 2,591,026.

In accordance with the adoption provisions of SFAS 123-R, for compensation expense purposes, the fair value of each option granted, during the period the Company was a non-public entity, was estimated on the date granted using the Minimum-value option-pricing model for all employees and non-employee board members. In accordance with SFAS 123-R, for compensation expense purposes, the fair value of each option granted, as a public entity, is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted-average fair value for options granted during fiscal year 2004, fiscal year 2003, and successor 2002 was $5.69, $0.13, and $0.04 , respectively.

The following assumptions were used:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002
Expected Volatility	70.0%	—	—
Expected Life	5.2 years	5.0 years	10.0 years
Risk-free interest rate	3.47%	3.00%	4.32%
Expected Dividend Yield	0%	0%	0%

During fiscal year 2003 and successor 2002, the Company issued 107,343 and 1,771,140 shares, respectively, of its common stock to employees in exchange for cash and promissory notes, subject to partial-recourse. The shares issued for promissory notes were held as collateral against the repayment of such notes, which occurred on May 19, 2004. The fair value of the compensation expense was estimated on the date the common stock was issued using the Black-Scholes option-pricing model, which resulted in a compensation charge of approximately ten thousand dollars and seventy thousand dollars during fiscal year 2003 and successor 2002, respectively.

The total share-based compensation expense, including amounts in the preceding paragraph and share-based compensation expense attributable to the 1,381,102, 1,740,739, and 7,627,669 options granted in fiscal year 2004, fiscal year 2003, and successor 2002, respectively, was $5.9 million, $0.1 million, and $0.1 million, respectively. The Company recognized a tax benefit in the consolidated statement of operations related to share-based compensation of  $2.0 million in fiscal year 2004. The Company recognized no such tax benefit in the preceding years. Unamortized share-based compensation expense at January 29, 2005 was $2.3 million and will be amortized on a straight-line basis over the remaining vesting period of the outstanding options. The weighted average remaining vesting period for options outstanding at January 29, 2005 is 2 years.

Included in share-based compensation expense reported in fiscal year 2004 are the following:

Concurrently upon entering into the new credit facility on May 19, 2004, the vesting of stock options to purchase 1,854,267 shares issued pursuant to grants under the Company’s stock option plan was accelerated. As a result, the Company recorded $0.4 million of compensation expense related to the accelerated vesting during fiscal year 2004.

On May 19, 2004, certain of the Company’s executive officers were granted stock options to purchase 630,663 shares of the Company’s common stock at an exercise price of $3.23 per share. Such options were immediately exercisable upon grant. In connection with these grants, the Company recorded share-based compensation expense in the amount of $4.3 million during fiscal year 2004.

The predecessor granted options to officers and key employees to participate in Limited Brands’ stock option and restricted stock plans. Options have a maximum term of ten years and generally vest over periods from four to six years. The predecessor adopted the disclosure-only portions of SFAS 123.

Restricted shares generally vest over a period from three to six years. The market value of restricted stock granted to employees is amortized ratably as compensation expense over the vesting period. Compensation expense for restricted stock granted to the employees amounted to $0.4 million in predecessor 2002.

A summary of the status of the predecessor’s share of Limited Brands’ stock option plan as of November 26, 2002, and changes during the period ended on such date are presented below:

	Predecessor 2002
	Number of Shares	Weighted-Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding beginning of period	1,909	$13.43
Granted	229	16.93
Exercised	(172)	12.44
Forfeited	(208)	15.55
Outstanding at end of period	1,758	$13.73
Exercisable at end of period	1,296	$12.56

In accordance with APB No. 25, no compensation expense was recorded during predecessor 2002.

All unvested stock options and restricted shares at the date of the acquisition were canceled. All vested stock options and restricted shares at the date of the acquisition are the liability of Limited Brands.

11.   Accrued Expenses

Accrued expenses consist of the following:

	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands)
Compensation and benefits	$12,513	$16,064
Gift cards and certificates	12,567	9,589
Insurance	5,134	6,814
Occupancy and related	3,464	2,581
Transition services	3,089	3,073
Reserves for exit costs	—	1,063
Construction in progress	2,139	155
Other taxes	5,326	5,064
Other accrued expenses	7,570	9,088
Total accrued expenses	$51,802	$53,491

12.   Long-Term Debt and Revolving Credit Facilities

Successor 2002

In connection with the acquisition, on November 27, 2002, the Company issued: (i) a $75.0 million, 10% subordinated note (the “10% subordinated note”) and (ii) $20.0 million of senior subordinated notes bearing interest at a rate equal to the prime rate plus 6.25% (the “$20.0 million subordinated notes”). The 10% subordinated note was issued to Limited Brands as part of the purchase price for Lerner Holding and the $20.0 million subordinated notes were issued to a lender and the proceeds were used to affect the acquisition on the closing date.

In addition, on November 27, 2002, the Company entered into a $120.0 million senior secured revolving credit facility with a syndicate of lenders, which contains a $75.0 million letter of credit accommodation sub-limit and matures on November 27, 2005.

Fiscal Year 2003

In December 2003, the $120.0 million revolving credit facility was amended to reduce the credit facility to $90.0 million and to modify the monthly borrowing base calculation and availability. The Company recognized a charge of $0.4 million for the write-off of unamortized deferred financing costs in connection with the modification and amendment of the credit facility, which is reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2003.

The Company repurchased the $20.0 million subordinated notes in December 2003 for $20.0 million of principal plus $0.2 million of accrued interest. This resulted in the recognition of a $0.8 million charge, consisting of a $0.2 million early termination fee and the write-off of $0.6 million in unamortized deferred financing costs associated with the $20.0 million subordinated notes. These amounts are reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2003.

Fiscal Year 2004

On March 16, 2004, certain terms of the Company’s revolving credit facility were amended. The amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. On December 17, 2004, the amended and restated credit facilities were further amended to reduce certain interest rates by as much as 50 basis points (“amended and restated credit facilities”), depending upon the Company’s financial performance.

The revolving loans under the amended and restated credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.50% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50%, depending upon the Company’s financial performance. In addition, the Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per annum, depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the greater of 6.75% or the Eurodollar rate plus 5.00% per year. For so long as any default under the revolving credit facility continues, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the greater of 8.75% or the Eurodollar rate plus 7.00% per year.

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

On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash on hand were used to: (i) repurchase from Limited Brands the 10% subordinated note for $85.0 million, which included $75.0 million of principal and all accrued and unpaid interest; (ii) repurchase from LFAS, Inc. the common stock warrant for $20.0 million, plus a contingent payment (see below); and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan. Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2004.

In connection with the common stock warrant repurchase, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company files a public offering of its common stock, or (ii) the Company is acquired and b) the related transaction value exceeds $156.8 million, the Company shall pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004, and reported $16.3 million as a reduction in stockholders’ equity (deficit) and as an obligation on the consolidated balance sheet. Subsequent changes in fair value of the obligation resulted in a $29.4 million charge to earnings, which were reported on the consolidated statement of operations as a loss on derivative instrument. In connection with the consummation of the initial public offering, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

On May 19, 2004, Lerner New York, Inc., a subsidiary of New York & Company, Inc., entered into a new credit facility consisting of a $75.0 million term loan (“new credit facility”). The term loan proceeds were used to repurchase all but one share of the Company’s $0.01 par value, non-voting, Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. The Company incurred $1.9 million of fees and expenses related to the transaction, which were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to repay the $75.0 million outstanding principal amount plus accrued and unpaid interest under its new credit facility . In connection with the repayment of the term loan, $1.7 million of unamortized deferred financing costs were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2004.

Commercial and standby letters of credit outstanding under the revolving credit facility at January 29, 2005 and January 31, 2004 were approximately $13.0 million and $25.5 million, respectively. As of January 29, 2005 and January 31, 2004, there were no loans outstanding under the revolving credit facility. Borrowings under the revolving credit facility are due March 16, 2007, and may be borrowed, repaid and reborrowed prior to maturity.

The carrying amounts and fair values of debt as of January 29, 2005 and January 31, 2004, are as follows:

	January 29, 2005		January 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
$75.0 million 10% subordinated note due 2009	$—	$—	$82,500	$82,500
$75.0 million term loan (amended and restated credit facilities)	75,000	75,000	—	—
	$75,000	$75,000	$82,500	$82,500

At January 29, 2005 and January 31, 2004, accrued interest payable on long-term debt was $0.5 million and $1.5 million, respectively, and is reported in other liabilities on the consolidated balance sheets.

13.   Income Taxes

Income taxes consist of:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands)
Federal:
Current	$18,519	$8,363	$—	$(149)
Deferred	8,762	5,582	(647)	—
State and Local:
Current	4,610	2,493	—	(40)
Deferred	2,168	2,119	(111)	—
	$34,059	$18,557	$(758)	$(189)

The approximate tax effect of items giving rise to the net deferred income tax liabilities and assets recognized in the Company’s consolidated balance sheets is as follows:

	January 29, 2005	January 31, 2004
	(Amounts in thousands)
Accrued expenses	$10,784	$3,290
Fixed assets and intangible assets	(14,840)	1,519
Inventory	804	1,586
Other assets	716	676
Prepaid costs	(5,950)	(5,100)
Total deferred tax (liabilities) assets	(8,486)	1,971
Valuation allowance	—	—
Net deferred tax (liabilities) assets	$(8,486)	$1,971

The predecessor’s income tax obligations are treated as being settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. In addition, the predecessor included its deferred tax assets in its intercompany accounting with Limited Brands.

During fiscal year 2003, the Company utilized its $19.9 million of net operating loss carryforwards which originated during successor 2002, realizing an income tax benefit of $6.5 million. As of January 29, 2005, the Company had no federal net operating loss carryforwards.

A reconciliation of the statutory federal income tax expense is as follows:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands)
Statutory 35% federal tax	$18,024	$15,254	$(647)	$(281)
State and local income taxes, net of federal income tax benefit	4,406	2,777	(111)	(47)
Loss on derivative instrument (related to LFAS, Inc. warrant)	10,289	—	—	—
Other, net	1,340	526	—	139
Income tax expense (benefit)	$34,059	$18,557	$(758)	$(189)

14.   Related Party Transactions

On October 13, 2004, the Company used proceeds from its initial public offering to repay its obligation to Limited Brands in full. Limited Brands is no longer a related party to the Company.

Subsequent to the Acquisition

Transition Service Agreements

In conjunction with the acquisition, the Company entered a service agreement whereby Limited Brands provides services including transitional logistics and related tax, information technology, real estate, treasury and cash management, and store design and construction services as the Company establishes stand-alone operations. These agreements are for terms from 4 up to 45 months. Service costs are determined based on various methods, including customary, pass-through, percent of sales, and fixed fee billings, as required by the agreement. During fiscal year 2003, the transition service agreements, with the exception of the Technical Services and Distribution Services Agreements, terminated by contract or voluntarily by the Company. During fiscal year 2004, the Company voluntarily terminated the Technical Services Agreement.

Lease Guarantees and Subleases

Limited Brands guarantees approximately 109 store leases and the corporate office lease as of January 29, 2005. Limited Brands is not obligated to extend guarantees past the original lease terms and it is the Company’s obligation to remove Limited Brands as guarantor on any lease extension or renewal.

As of January 29, 2005, six stores are subject to sublease agreements (“the Store Leases Agreement”) with Limited Brands for stores where the Company occupies space that Limited Brands leases from third-party landlords. Under the terms of the Store Leases Agreement, the Company is responsible for its proportionate share, based on the size of its selling space, and all costs, which consist primarily of rent; excess rent, if applicable; maintenance; taxes; and utilities.

In connection with the acquisition, the Company entered into a covenant agreement with respect to Limited Brands’ guaranteed leases, the sublease agreements, and the guarantee reimbursement obligation of the Company. The agreement contains certain restrictive covenants, including limitations on indebtedness, dividends and stock repurchases. The covenant agreement terminates upon the earliest of: (i) the date which projected guaranteed rental payments is less than $40.0 million, (ii) December 31, 2005, (iii) a letter of credit is issued to Limited Brands in an amount equal to the present value of the guaranteed leases minimum rental payments or, (iv) in connection with the acquisition or merger of the Company with another party who assumes the guarantee reimbursement obligation. The Company has not issued any letters of credit related to the guaranteed leases, the sublease agreement or the guarantee reimbursement obligation.

The following table summarizes the related party transactions between the Company and Limited Brands and its wholly-owned subsidiaries:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands)
Mast Industries Inc. purchases	$128,197	$109,610	$13,739	$98,810
Store leasing, construction and management	2,268	74,848	27,559	141,567
Capital expenditures	—	280	787	5,165
IT and corporate transaction	17,470	21,618	6,151	33,458
Inbound and outbound freight	20,073	23,739	3,709	20,561
Compensation and benefits	—	—	711	14,183
	$168,008	$230,095	$52,656	$313,744

Significant purchases are made from Mast Industries, Inc. (“Mast”), a wholly-owned subsidiary of Limited Brands. Mast is a contract manufacturer and apparel importer. Prices are negotiated on a competitive basis by merchants of the Company with Mast.

Included in current liabilities are amounts due to Limited Brands at January 29, 2005 and January 31, 2004, of $18.3 million and $8.1 million, respectively.

The following table summarizes activity in the net investment by Limited Brands account for predecessor 2002:

Predecessor 2002
(Amounts in thousands)
Balance, beginning of period	$122,026
Transactions with related parties	313,744
Centralized cash management and transfers	(282,540)
Net loss	(615)
Balance, end of period	$152,615

Advisory Services

The Company had an advisory services agreement with Bear Stearns Merchant Manager II, LLC. The services consisted of formulating and implementing business strategies, including identifying and assisting the Company in evaluating corporate opportunities, such as marketing opportunities and financial strategies. Under the terms of the advisory services agreement, at the closing of the acquisition, the Company paid a transaction fee equal to $4.0 million in connection with services rendered in connection with the acquisition.

The advisory services agreement called for an annual advisory fee, payable in advance in quarterly installments, equal to the greater of $0.8 million or 2.5% of EBITDA. The Company recorded $2.4 million,

$1.9 million and $0.1 million of advisory fees in selling, general and administrative expenses in fiscal year 2004, fiscal year 2003, and successor 2002, respectively. As of January 31, 2004, $0.7 million of advisory fees were included in accrued expenses. The Company paid Bear Stearns Merchant Manager II, LLC such fees in the amounts of $3.1 million, $1.0 million and $0.3 million in fiscal year 2004, fiscal year 2003 and successor 2002, respectively. Upon consummation of the initial public offering on October 13, 2004, the Company paid a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC. Bear, Stearns & Co. Inc., an affiliate of Bear Stearns Merchant Banking, served as co-lead manager of the initial public offering and received a portion of the underwriting discounts and commissions.

Prior to the Acquisition

Transactions between the predecessor and Limited Brands and its wholly-owned subsidiaries commonly occurred in the normal course of business. Limited Brands performed various centralized services including, but not limited to human resources and benefits, information technology, logistics and distribution, store design and store construction, real estate, tax, legal, travel, treasury and cash management. The predecessor was charged by Limited Brands for corporate costs relating to these transactions and other services, using the following methodologies:

Direct Costs—cost incurred by Limited Brands on behalf of the predecessor or a group of Limited Brands’ subsidiaries that are charged directly to the predecessor. These costs are included within cost of goods sold, buying and occupancy costs and selling, general and administrative expenses in the consolidated statement of operations, as appropriate.

Corporate overhead allocations—overhead costs not charged specifically to the predecessor are generally allocated based on the predecessor’s sales and selling square feet in relation to totals for Limited Brands. These costs are included in the consolidated statement of operations as selling, general and administrative expenses. Management believes that the basis of overhead allocation utilized by Limited Brands is reasonable and consistent.

Information with regard to other significant related party transactions is as follows:

In predecessor 2002, the predecessor recorded an expense of $2.9 million related to payments to be made by Limited Brands to key executives for completing the sale and their retention. These payments were made between May 2003 and May 2004 and the cash funding was provided by Limited Brands. These expenses were one time payments and are included in selling, general and administrative expenses in the consolidated statement of operations.

The predecessor participated in Limited Brands’ centralized cash management system. Cash received from the predecessor’s operations was transferred to Limited Brands’ centralized cash accounts and cash disbursements were funded from the centralized cash accounts on a daily basis. No interest had been charged or earned on the cash management account. Under this system, the predecessor has had no external sources of financing, such as available lines of credit, as may be necessary to operate independently.

15.   Redeemable Preferred Stock

In connection with the acquisition, the Company issued 58,257 shares of its non-voting, Series A redeemable preferred stock, $0.01 par value (“Series A preferred stock”) to an investor for $58.3 million. On November 27, 2002, the Company issued 4,172 shares of Series A preferred stock to employees for $0.8 million in cash and promissory notes totaling $3.3 million. In fiscal year 2003, the Company issued 147 shares of its Series A preferred stock to employees for promissory notes totaling $0.1 million. At January 31, 2004, promissory notes, plus accrued interest income, in the amount of $2.7 million were outstanding and reported as a reduction to Series A redeemable preferred stock on the consolidated balance sheet.

On May 19, 2004, the proceeds from the new credit facility were used to repurchase all but one share of the Company’s Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. All outstanding promissory notes were repaid to the Company in conjunction with the closing of the new credit facility and the repurchase of the Series A preferred stock. The remaining one share of Series A preferred stock was cancelled immediately prior to the effectiveness of the initial public offering. Subsequently, the Company revised its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $0.001 par value. At January 29, 2005 no shares of preferred stock were outstanding.

16.   Common Stock

In connection with the acquisition, the Company issued 42,470,131 shares of its voting common stock, $0.001 par value, to an investor for $4.9 million. Additionally, the Company issued a common stock warrant to LFAS, Inc. to acquire 8,050,671 shares of the Company’s common stock at a price of $0.11 per share. The fair value of the common stock warrant on the date of issuance was estimated to be $0.4 million. On November 27, 2002, the Company issued 3,043,009 shares of common stock to employees for approximately $0.1 million in cash and promissory notes totaling $0.3 million. In fiscal year 2003, the Company issued 107,343 shares of its common stock to employees for promissory notes totaling twelve thousand dollars. On May 19, 2004, all outstanding promissory notes were repaid to the Company.

On October 6, 2004, the Company completed the initial public offering of 11,500,000 shares of common stock, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share. Upon consummation of the initial public offering, net proceeds of $105.4 million and $76.4 million were distributed to the Company and selling stockholders, respectively. The Company is now authorized to issue 300,000,000 shares of common stock, $0.001 par value.

17.   Product Sales

The Company operates in one business segment. Sales by product are as follows:

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
	(Amounts in thousands)
Product Sales
Women’s Apparel Net Sales	$899,717	$852,569	$199,830	$637,898
Women’s Accessories Net Sales	140,311	109,211	25,491	68,614
Total Company Net Sales	$1,040,028	$961,780	$225,321	$706,512

	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
Product Sales Percentage of Total Net Sales
Women’s Apparel	86.5%	88.6%	88.7%	90.3%
Women’s Accessories	13.5%	11.4%	11.3%	9.7%
Total Company	100.0%	100.0%	100.0%	100.0%

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.3	Employment Letter, dated as of June 28, 2004, between New York & Company, Inc. and Robert J. Luzzi.*
10.4	Employment Letter, dated as of July 1, 2004, between New York & Company, Inc. and Charlotte L. Neuville.*
10.5	Employment Letter, dated as of June 29, 2004, between New York & Company, Inc. and Steven M. Newman.*
10.6	Transition Services Agreement by and between Lerner New York Holdings, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.7

Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, Wachovia Bank, N.A., the CIT Group/Business Credit, Inc. and the other Lenders named therein, dated March 16, 2004.*

10.8

First Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of May 19, 2004.**

10.9

Second Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of December 17, 2004.†

10.10	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company’s initial public offering.**
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Registered Public Accounting Firm.†
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 18, 2005.†
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 18, 2005.†
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 18, 2005.†

†                    Filed herewith.

*                    Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**             Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.