Form 10-Q
period 2005-04-30
New York & Company, Inc.
filed 2005-06-14
CIK 1211351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2005

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

As of May 27, 2005, the registrant had 53,513,261 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

•       general economic conditions, consumer confidence and spending patterns;

•       the Company’s dependence on mall traffic for its sales;

•       the susceptibility of the Company’s business to extreme and/or unseasonable weather conditions;

•       the Company’s ability to retain and recruit key personnel;

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

•       the Company’s reliance on the effective use of customer information;

•       the effects of government regulation;

•       the control of the Company by its sponsors; and

•       risks and uncertainties as described in the Company’s documents filed with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K, as filed on April 19, 2005.

The Company undertakes no obligation to revise the forward-looking statements included in this quarterly report on Form 10-Q to reflect any future events or circumstances. The Company’s actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30, 2005	Three months ended May 1, 2004
	(Amounts in thousands, except per share amounts)
Net sales	$269,975	$252,095
Cost of goods sold, buying and occupancy costs	171,665	160,259
Gross profit	98,310	91,836
Selling, general and administrative expenses	60,926	59,746
Operating income	37,384	32,090
Interest expense, net of interest income of $365 and $203, respectively	1,409	1,754
Accrued dividends—redeemable preferred stock	—	2,230
Loss on modification and extinguishment of debt	—	352
Loss on derivative instrument (related to LFAS, Inc. warrant)	—	2,466
Income before income taxes	35,975	25,288
Provision for income taxes	14,495	12,294
Net income	$21,480	$12,994
Basic earnings per share:	$0.40	$0.30
Diluted earnings per share:	$0.38	$0.25
Weighted average shares outstanding:
Basic	53,340	43,761
Diluted	56,673	52,909

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2005	January 29, 2005	May 1, 2004
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$85,134	$85,161	$78,757
Accounts receivable	23,312	13,069	15,882
Inventories, net	99,508	93,379	85,794
Prepaid expenses	15,778	17,875	14,795
Deferred income taxes	—	—	89
Other current assets	1,997	1,256	1,879
Total current assets	225,729	210,740	197,196
Property and equipment, net	110,746	100,681	72,250
Intangible assets	14,843	14,843	14,515
Deferred income taxes	—	—	1,882
Other assets	3,545	3,924	5,579
Total assets	$354,863	$330,188	$291,422
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$64,982	$74,045	$55,702
Accrued expenses	45,741	51,802	52,766
Income taxes payable	9,908	—	11,072
Deferred income taxes	1,684	1,788	—
Other current liabilities	—	—	18,737
Total current liabilities	122,315	127,635	138,277
Long-term debt	75,000	75,000	75,000
Deferred income taxes	6,966	6,698	—
Series A redeemable preferred stock, 12.5% cumulative, non-voting, par value $0.01; No shares authorized and outstanding at April 30, 2005 and January 29, 2005; 63 shares issued and outstanding at May 1, 2004	—	—	71,903
Other liabilities	24,658	17,572	16,379
Total liabilities	228,939	226,905	301,559
Commitments and contingencies	—	—	—
Stockholders’ equity (deficit):
Common stock, voting, par value $0.001; 300,000 shares authorized; 53,476, 53,283, and 45,620 shares issued and outstanding at April 30, 2005, January 29, 2005, and May 1, 2004, respectively	53	53	46
Additional paid-in capital	110,611	109,448	—
Less stock subscription receivable	—	—	(225)
Retained earnings (deficit)	15,964	(5,514)	(9,958)
Accumulated other comprehensive loss	(704)	(704)	—
Total stockholders’ equity (deficit)	125,924	103,283	(10,137)
Total liabilities and stockholders’ equity	$354,863	$330,188	$291,422

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30, 2005	Three Months Ended May 1, 2004
	(Amounts in thousands)
Operating activities
Net income	$21,480	$12,994
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,446	4,749
Amortization / write off of deferred financing costs	289	586
Share-based compensation	212	121
Deferred income taxes	164	—
Accrued dividends—redeemable preferred stock	—	2,230
Loss on derivative instrument	—	2,466
Change in operating assets and liabilities:
Accounts receivable	(10,243)	(5,016)
Inventories, net	(6,129)	(7,574)
Prepaid expenses	2,097	113
Accounts payable	(9,063)	7,931
Accrued expenses	(6,061)	(725)
Income taxes payable	9,908	954
Other assets and liabilities	6,332	844
Net cash provided by operating activities	14,432	19,673
Investing activities
Capital expenditures	(15,411)	(10,009)
Net cash used in investing activities	(15,411)	(10,009)
Financing activities
Proceeds from exercise of stock options	51	—
Tax benefit from exercise of stock options	901	—
Proceeds from issuance of long-term debt	—	75,000
Repayment of long-term debt	—	(82,500)
Payment of financing costs	—	(2,205)
Repurchase of common stock warrant	—	(20,000)
Net cash provided by (used in) financing activities	952	(29,705)
Net decrease in cash and cash equivalents	(27)	(20,041)
Cash and cash equivalents at beginning of period	85,161	98,798
Cash and cash equivalents at end of period	$85,134	$78,757
Supplemental disclosure of non-cash financing activities
Issuance of derivative instrument for common stock warrant	$—	$16,271

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
April 30, 2005
(Unaudited)

1.   Organization and Basis of Presentation

New York and Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & CompanyTM merchandise sold exclusively through its national network of retail stores. As of April 30, 2005, the Company operated 482 retail stores in 45 states. The Company’s target customers are fashion-conscious, value-sensitive women between the ages of 25 and 45 with annual household incomes ranging from $40,000 to $75,000. Trademarks referenced in this quarterly report on Form 10-Q appear in italic type and are the property of New York and Company, Inc. or its subsidiaries.

The accompanying consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”), Lerner New York, Inc., Lernco, Inc., and Nevada Receivable Factoring, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The consolidated financial statements as of April 30, 2005 and May 1, 2004 and for the thirteen weeks (“three months”) ended April 30, 2005 (“first quarter 2005”) and May 1, 2004 (“first quarter 2004”) are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005, which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 19, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2.   Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and the common stock warrant as if they were exercised. A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30, 2005	Three Months Ended May 1, 2004
	(Amounts in thousands, except per share amounts)
Net income	$21,480	$12,994
Basic EPS
Weighted-average shares outstanding:
Basic common shares	53,340	43,761
Basic EPS	$0.40	$0.30
Diluted EPS
Weighted-average shares outstanding:
Basic common shares	53,340	43,761
Plus impact of stock options	3,333	5,292
Plus impact of common stock warrant	—	3,856
Diluted common shares	56,673	52,909
Diluted EPS	$0.38	$0.25

3.   Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain requirements of the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires all forms of share-based payment to employees, including employee stock options, to be treated as compensation and recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the Company’s consolidated financial statements.

The Company recorded share-based compensation expense in the amount of $0.2 million for the three months ended April 30, 2005 and $0.1 million for the three months ended May 1, 2004.

4.   Pension Plan

The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees. The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need to contribute to the plan for the remainder of the current fiscal year. Net pension cost includes the following components:

	Three Months Ended April 30, 2005	Three Months Ended May 1, 2004
	(Amounts in thousands)
Service cost	$73	$79
Interest cost	143	145
Expected return on plan assets	(188)	(200)
Net periodic benefit cost	$28	$24

5.   Income Tax Provision

The income tax provisions for interim periods are based upon management’s estimate of the Company’s annualized effective tax rate. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local taxes and permanent tax differences, including accrued dividends—redeemable preferred stock and the loss on derivative instrument which impacted the first quarter of 2004.

6.   Long-Term Debt and Credit Facilities

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

On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash on hand were used to: (i) repurchase from Limited Brands, Inc. the 10% subordinated note for $85.0 million, which included $75.0 million of principal and all accrued and unpaid interest; (ii) repurchase from LFAS, Inc., an affiliate of Limited Brands, Inc.,  a common stock warrant to acquire 8,050,671 shares of the Company’s common stock at $0.11 per share (the “common stock warrant”) for $20.0 million, plus a contingent payment (see below); and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for the three months ended May 1, 2004.

In connection with the common stock warrant repurchase, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company filed a public offering of its common stock, or (ii) the Company was acquired and b) the related transaction value exceeded $156.8 million, the Company was obligated to pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004, and reported $16.3 million as a reduction in stockholders’ equity (deficit) and as an obligation on the consolidated balance sheet. Subsequent changes in fair value of the obligation resulted in a $29.4 million charge to earnings, which were reported on the consolidated statement of operations as a loss on derivative instrument. In connection with the consummation of the initial public offering on October 13, 2004, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

On May 19, 2004, Lerner New York, Inc., a subsidiary of New York & Company, Inc., entered into a new credit facility consisting of a $75.0 million term loan. The term loan proceeds were used to repurchase all but one share of the Company’s $0.01 par value, non-voting, Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. The Company incurred $1.9 million of fees and expenses related to the transaction, which were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to repay the $75.0 million outstanding principal amount plus accrued and unpaid interest under the term loan facility entered into on May 19, 2004. In connection with the repayment of the term loan, $1.7 million of unamortized deferred financing costs were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations during the third fiscal quarter of last year.

7.   Preferred Stock

On May 19, 2004, the Company repurchased all but one share of the Company’s Series A redeemable preferred stock. All outstanding promissory notes were repaid to the Company in conjunction with the closing of the credit facility on May 19, 2004 and the repurchase of the Series A preferred stock. The remaining one share of Series A preferred stock was cancelled immediately prior to the effectiveness of the initial public offering. Subsequently, the Company revised its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $0.001 par value. At April 30, 2005 and January 29, 2005, no shares of preferred stock were outstanding.

8.   Common Stock

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

9.   Legal Proceedings

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

There are other various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during this period in any given year could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations also affect inventory levels: the Company must carry a significant amount of inventory before the holiday season selling period.

Net sales for the three months ended April 30, 2005 increased 7.1% to $270.0 million, as compared to $252.1 million for the same period last year. Comparable store sales increased 3.9% in the three months ended April 30, 2005, as compared to a comparable store sales increase of 14.1% in the same period last year. Sales per selling square foot for the three months ended April 30, 2005 increased 11.8% to $85, as compared to $76 during the same period last year. Sales per average store for the three months ended April 30, 2005 increased 5.2% to $0.6 million, as compared to $0.5 million for the same period last year. Net sales of apparel product categories increased 5.9% to $236.2 million for the three months ended April 30, 2005, as compared to $223.1 million for the same period last year. Net sales of accessories product categories for the three months ended April 30, 2005 increased 16.6% to $33.8 million, as compared to $29.0 million for the same period last year.

The Company’s ability to control buying and occupancy costs, corporate overhead and store operating expenses is evident by its first quarter results. Gross profit for the three months ended April 30, 2005 increased 7.1% to $98.3 million, or 36.4% of net sales, as compared to $91.8 million, or 36.4% of net sales, for the same period last year, as favorability in buying and occupancy costs was offset by increased markdowns. Selling, general and administrative expenses for the three months ended April 30, 2005 increased to $60.9 million, or 22.5% of net sales, as compared to $59.7 million, or 23.7% of net sales, for the same period last year. Operating income for the three months ended April 30, 2005 increased 16.5% to $37.4 million, or 13.9% of net sales, as compared to $32.1 million, or 12.7% of net sales, for the same period last year.

As of April 30, 2005, the Company owned $99.5 million of inventory, as compared to $85.8 million of inventory as of May 1, 2004. This planned increase is attributed primarily to supporting new store openings, changes in inventory lead time planning, product cost and mix. The Company opened eight new stores, remodeled eight stores, and closed two stores during the three months ended April 30, 2005, ending the quarter operating 482 stores in 45 states.

The Company’s business is impacted by economic conditions, which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact its net sales and profitability. The Company currently does not anticipate any trends that cause it material concerns. However, as economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable the Company to react quickly to changes as they occur.

Quotas on textiles and clothing, under the World Trade Organization Agreement on Textiles and Clothing as implemented on January 1, 1995, were phased out over a period of ten years, ending

January 1, 2005. This phase-out eliminated existing restrictions on the Company’s ability to import clothing. Chinese textile imports into the U.S. have increased significantly in the first quarter of 2005. The U.S. federal interagency committee CITA (Committee for Implementation of Textile Agreements) has imposed safeguard limitations on China, and the Company believes CITA will continue to impose restrictions on China. The Company is adjusting its inventory receipt planning and supply chain accordingly and continues to rely on its diversified manufacturing base to mitigate risks associated with these restrictions. At this time, the Company cannot assess how potential future restrictions will impact its operations.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three months ended April 30, 2005 and May 1, 2004:

	Three months ended April 30, 2005	Three months ended May 1, 2004
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	63.6%	63.6%
Gross profit	36.4%	36.4%
Selling, general and administrative expenses	22.5%	23.7%
Operating income	13.9%	12.7%
Interest expense, net	0.5%	0.7%
Accrued dividends—redeemable preferred stock	—%	0.9%
Loss on modification and extinguishment of debt	—%	0.1%
Loss on derivative instrument	—%	1.0%
Income before income taxes	13.4%	10.0%
Provision for income taxes	5.4%	4.8%
Net income	8.0%	5.2%

	Three months ended April 30, 2005	Three months ended May 1, 2004
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	7.1%	12.6%
Comparable store sales increase	3.9%	14.1%
Net sales per average selling square foot(1)	$85	$76
Net sales per average store(2)	$564	$536
Average selling square footage per store(3)	6,631	7,018

	Three months ended April 30, 2005		Three months ended May 1, 2004
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	476	3,189,770	468	3,318,466
New stores	8	32,908	5	24,837
Closed stores	(2)	(10,644)	(1)	(6,677)
Net impact of remodeled stores on selling square feet	—	(15,823)	—	(23,983)
Stores open, end of period	482	3,196,211	472	3,312,643

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

Three Months Ended April 30, 2005 Compared to Three Months Ended May 1, 2004

Net Sales.   Net sales for the three months ended April 30, 2005 increased 7.1% to $270.0 million, as compared to $252.1 million for the three months ended May 1, 2004. The increase is attributable to a $9.6 million, or 3.9%, increase in comparable store sales and an $8.3 million, or 116.8%, increase in non-comparable store sales. In the comparable store base, average dollar sales per transaction increased 7.9%, while the number of transactions declined 3.5%, as compared to the same period last year. Comparable store sales growth was strongest in casual apparel and accessory products for the three months ended April 30, 2005. The increase in non-comparable store sales was primarily driven by new stores that had not been open for 13 full fiscal months as of April 30, 2005 and therefore were not included in the comparable store base, offset by closed stores.

Gross Profit.   Gross profit increased $6.5 million to $98.3 million, or 36.4% of net sales, for the three months ended April 30, 2005, as compared to $91.8 million, or 36.4% of net sales, for the three months ended May 1, 2004. The increase in gross profit is primarily attributable to the increase in net sales during the three months ended April 30, 2005, as compared to the same period last year. Buying and occupancy costs improved as a percentage of net sales for the three months ended April 30, 2005, but was offset by a decrease in merchandise margin, as compared to the same period last year. The decrease in merchandise margin was the result of higher markdowns this year as compared to the same period last year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $1.2 million to $60.9 million, or 22.5% of net sales, for the three months ended April 30, 2005 from $59.7 million, or 23.7% of net sales, for the three months ended May 1, 2004. As a percentage of net sales, selling, general and administrative expenses decreased for the three months ended April 30, 2005, as compared to the same period last year, due to the Company’s ability to control corporate overhead and store operating expenses. The $1.2 million increase was primarily the result of a $2.3 million increase in marketing expenses to support the Company’s business plan, partially offset by a $1.0 million decrease in expenses due to the termination of certain advisory services in connection with the Company’s initial public offering.

Operating Income.   The increase in gross profit more than offset higher selling, general and administrative expenses, resulting in a $5.3 million increase in operating income to $37.4 million, or 13.9% of net sales, for the three months ended April 30, 2005, as compared to $32.1 million, or 12.7% of net sales, for the three months ended May 1, 2004.

Interest Expense, Net.   Net interest expense decreased $0.4 million to $1.4 million for the three months ended April 30, 2005 from $1.8 million in the three months ended May 1, 2004. The decrease in net interest expense is due to fluctuations in borrowings and reduction in interest rates obtained through the Company’s refinancing activities on March 16, 2004 and May 19, 2004.

Accrued Dividends—Redeemable Preferred Stock.   Accrued dividends—redeemable preferred stock was zero for the three months ended April 30, 2005, as compared to $2.2 million for the three months ended May 1, 2004. On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the Company’s initial public offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled.

Loss on Modification and Extinguishment of Debt.   On March 16, 2004, the Company repaid its $75.0 million, 10% subordinated note due 2009 with proceeds from the Company’s amended and restated credit facility, which resulted in a $0.4 million charge associated with the write-off of unamortized deferred financing costs. The Company had no such charges during the three months ended April 30, 2005.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the

Company or the consummation of a public offering. The Company measured the fair value of the contingent payment (“derivative instrument”) on March 16, 2004 and reported $16.3 million as a reduction to stockholders’ equity and as a current liability. During the three months ended May 1, 2004, the Company remeasured the fair value of the derivative instrument, which resulted in a charge to earnings of $2.5 million. The Company remeasured the fair value of the derivative instrument during the second and third quarters of fiscal year 2004, which resulted in additional charges to earnings of $14.3 million and $12.6 million, respectively. In connection with the consummation of the initial public offering, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million and, as such, did not incur any such charges during the three months ended April 30, 2005.

Provision for Income Taxes.   The effective tax rate for the three months ended April 30, 2005 was 40.3% as compared to 48.6% for the three months ended May 1, 2004. The higher rate incurred in the first quarter of the prior year was a direct result of non-deductible amounts relating to the loss on derivative instrument of $2.5 million and accrued dividends—redeemable preferred stock of $2.2 million. The Company incurred no such non-deductible expenses during the three months ended April 30, 2005, which resulted in a lower effective rate.

Net Income.   For the reasons discussed above, net income increased $8.5 million to $21.5 million, or 8.0% of net sales, for the three months ended April 30, 2005, from $13.0 million, or 5.2% of net sales, for the three months ended May 1, 2004.

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores and remodeling of existing stores. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under the Company’s revolving credit facility, if needed. The Company is in compliance with all debt covenants as of April 30, 2005.

The following tables contain information regarding the Company’s liquidity and capital resources:

	April 30, 2005	January 29, 2005	May 1, 2004
	(Amounts in thousands)
Cash and cash equivalents	$85,134	$85,161	$78,757
Working capital	$103,414	$83,105	$58,919

	Three months ended April 30, 2005	Three months ended May 1, 2004
	(Amounts in thousands)
Net cash provided by operating activities	$14,432	$19,673
Net cash used in investing activities	$(15,411)	$(10,009)
Net cash provided by (used in) financing activities	$952	$(29,705)

As of May 1, 2004, the fair value of the derivative instrument entered into in connection with the repurchase of the common stock warrant on March 16, 2004 was $18.7 million and is reported in current liabilities on the consolidated balance sheet. On the consolidated statement of cash flows for the three months ended May 1, 2004, the $16.3 million initial fair value of the derivative instrument is reported as a non-cash financing activity and the $2.5 million loss on derivative instrument is reported as an adjustment to reconcile net income to net cash provided by operating activities. The $20.0 million cash payment related to the repurchase of the common stock warrant on March 16, 2004 is reported as cash used in financing activities, as described below.

Operating Activities

Net cash provided by operating activities was $14.4 million for the three months ended April 30, 2005, as compared to net cash provided by operating activities of $19.7 million for the three months ended May 1, 2004. The decrease in cash flow provided by operating activities for the three months ended April 30, 2005, as compared to the same period last year, is primarily related to changes in accounts receivable, accounts payable, accrued expenses and inventory, partially offset by an $8.5 million increase in net income.

Investing Activities

Cash used in investing activities was $15.4 million for the three months ended April 30, 2005, as compared to $10.0 million of cash used in investing activities for the three months ended May 1, 2004. These amounts include the capitalization of rent related to build-out periods (or rent holidays) for the Company’s stores and exclude construction allowances, which are reported in operating activities on the consolidated statement of cash flows. The increase primarily reflects capital expenditures related to the construction of new stores and the remodeling of existing stores.

The Company opened eight new stores and completed eight remodels in the three months ended April 30, 2005. The Company plans to open 45 to 50 new stores and remodel 40 to 50 stores during fiscal year 2005, ending the year operating 515 stores.

The Company projects total capital expenditures, including capitalized rent related to build-out periods (or rent holidays) for its stores, to be approximately $79.0 million in fiscal year 2005, as compared to $54.3 million in fiscal year 2004. These amounts exclude construction allowances. Historically, the Company has financed such capital expenditures with cash from operations and borrowings under its credit facility, if needed. The Company believes that it will continue to finance ongoing capital expenditures in this manner.

Financing Activities

Net cash provided by financing activities was $1.0 million for the three months ended April 30, 2005, as compared to net cash used in financing activities of $29.7 million for the three months ended May 1, 2004. Net cash provided by financing activities for the three months ended April 30, 2005 resulted from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities for the three months ended May 1, 2004 represents proceeds of $75.0 million from the amended and restated credit facilities entered into on March 16, 2004; the repayment of the $75.0 million, 10% subordinated note, plus accrued and unpaid interest; $20.0 million used to repurchase the common stock warrant from LFAS, Inc.; and the payment of $2.2 million in fees and expenses related to these transactions.

Long-Term Debt and Credit Facilities

The Company’s amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. As of April 30, 2005, the Company had availability under its revolving credit facility of $43.6 million, net of letter of credit accommodations outstanding of $12.1 million, as compared to availability of $34.7 million, net of letter of credit accommodations outstanding of $21.9 million, as of May 1, 2004. The reduction in its letters of credit reflects changes in the Company’s terms with vendors.

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

The Company’s amended and restated credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions, and for other purposes.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company’s consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and the fair market value of assets acquired. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company’s financial condition and results of operations. These estimates and assumptions are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2005.

Inventory Valuation.   Inventories are valued at the lower of cost or market, on a weighted average cost basis using the retail method. The Company calculates inventory costs on an individual item-class level. The Company records a charge to cost of goods sold, buying and occupancy costs when a permanent retail price reduction is reflected in the stores. In addition, management makes estimates and judgments regarding initial markups, markdowns, future demand and market conditions. These assumptions can have a significant impact on financial condition and current and future operating results. The Company’s estimates have been historically valid. At the end of each season, goods related specifically to that season are marked down and valued at the estimated current retail value. The use of the retail method and the recording of markdowns effectively values the inventory at the lower of cost or market. In addition, an inventory loss estimate is recorded each period. These estimates are adjusted based upon physical inventories performed twice per fiscal year.

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the three months ended April 30, 2005 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. This Statement requires that these assets be reviewed for impairment at least annually. The Company’s intangible assets relate primarily to the New York & Company trademark. The trademark was initially valued using the “relief from royalty method” by an independent appraiser. The Company tests for impairment annually. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s fiscal year 2004 tests did not result in any impairment charge and the Company has no reason to believe any impairment occurred during the three months ended April 30, 2005.

Income Taxes.   Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations. Deferred tax assets are believed to be fully realizable as management expects future taxable income will be sufficient to recover the asset values and, as such, no related valuation allowance has been provided for.

Adoption of New Accounting Standards

In December 2004, the FASB published SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain requirements of the original SFAS 123 and requires all forms of share based payment to employees, including employee stock options, to be treated as compensation and recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   The Company’s market risks relate primarily to changes in interest rates. The Company’s amended and restated credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore the consolidated financial statements will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by approximately $0.8 million annually. The Company historically has not engaged in interest rate hedging activities.

Currency Exchange Rates.   The Company has historically not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been and continue to be denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which it pays U.S. Dollars. Currently, the Chinese Yuan has a fixed exchange rate against the U.S. Dollar. In the event that China were to adjust the exchange rate of the Chinese Yuan against the U.S. Dollar or allow it to float, the Company could experience fluctuations in the cost of inventory purchased from China.

ITEM 4.   CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.   The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)   Internal Controls Over Financial Reporting.   There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings from what was reported in its Annual Report on Form 10K filed with the SEC on April 19, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)
Dated:	June 13, 2005