Form 10-Q
period 2005-07-30
New York & Company, Inc.
filed 2005-09-13
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

As of August 26, 2005, the registrant had 54,301,271 shares of common stock outstanding.

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

•       the Company’s ability to open and operate stores successfully;

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

•       the potential impact of natural disasters and health concerns relating to outbreaks of widespread diseases, particularly on manufacturing operations of the Company’s vendors;

•       the ability of the Company’s manufacturers to manufacture and deliver products in a timely manner while meeting the Company’s quality standards;

•       the Company’s ability to successfully integrate the newly acquired Jasmine Company, Inc. business into the Company’s existing business;

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

PART I.
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 30, 2005	Three Months Ended July 31, 2004	Six Months Ended July 30, 2005	Six Months Ended July 31, 2004
	(Amounts in thousands, except per share amounts)
Net sales	$254,581	$242,824	$524,556	$494,919
Cost of goods sold, buying and occupancy costs	172,563	162,697	344,228	322,956
Gross profit	82,018	80,127	180,328	171,963
Selling, general and administrative expenses	60,278	67,126	121,204	126,872
Operating income	21,740	13,001	59,124	45,091
Interest expense, net of interest income of $611, $188, $976, and $391, respectively	1,301	2,924	2,710	4,678
Accrued dividends-redeemable preferred stock	—	473	—	2,703
Loss on modification and extinguishment of debt	—	—	—	352
Loss on derivative instrument (related to LFAS, Inc. warrant)	—	14,302	—	16,768
Income (loss) before income taxes	20,439	(4,698)	56,414	20,590
Provision for income taxes	8,189	4,239	22,684	16,533
Net income (loss)	$12,250	$(8,937)	$33,730	$4,057
Basic earnings (loss) per share:	$0.23	$(0.20)	$0.63	$0.09
Diluted earnings (loss) per share:	$0.21	$(0.20)	$0.59	$0.08
Weighted average shares outstanding:
Basic	53,654	45,266	53,497	44,514
Diluted	57,197	45,266	56,935	51,275

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 30, 2005	January 29, 2005	July 31, 2004
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$57,239	$85,161	$65,881
Accounts receivable	19,566	13,069	15,516
Inventories, net	100,977	93,379	80,078
Prepaid expenses	18,498	17,875	16,506
Deferred income taxes	—	—	1,587
Other current assets	2,437	1,256	1,401
Total current assets	198,717	210,740	180,969
Property and equipment, net	135,351	100,681	80,387
Goodwill and intangible assets	40,857	14,843	14,515
Deferred income taxes	—	—	2,876
Other assets	3,282	3,924	8,148
Total assets	$378,207	$330,188	$286,895
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$66,572	$74,045	$49,012
Accrued expenses	52,285	51,802	53,500
Income taxes payable	—	—	1,964
Deferred income taxes	1,636	1,788	—
Other current liabilities	—	—	33,038
Total current liabilities	120,493	127,635	137,514
Long-term debt	75,000	75,000	150,000
Deferred income taxes	3,017	6,698	—
Series A redeemable preferred stock, 12.5% cumulative, non-voting, par value $0.01; No shares authorized and outstanding at July 30, 2005 and January 29, 2005; 1 share issued and outstanding at July 31, 2004	—	—	1
Other liabilities	30,370	17,572	13,600
Total liabilities	228,880	226,905	301,115
Commitments and contingencies	—	—	—
Stockholders’ equity (deficit):
Common stock, voting, par value $0.001; 300,000 shares authorized; 54,179, 53,283, and 45,638 shares issued and outstanding at July 30, 2005, January 29, 2005, and July 31, 2004, respectively	54	53	46
Additional paid-in capital	121,763	109,448	4,629
Retained earnings (deficit)	28,214	(5,514)	(18,895)
Accumulated other comprehensive loss	(704)	(704)	—
Total stockholders’ equity (deficit)	149,327	103,283	(14,220)
Total liabilities and stockholders’ equity	$378,207	$330,188	$286,895

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 30, 2005	Six Months Ended July 31, 2004
	(Amounts in thousands)
Operating activities
Net income	$33,730	$4,057
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,041	9,161
Amortization / write off of deferred financing costs	578	964
Share-based compensation	486	4,915
Deferred income taxes	(3,833)	(2,492)
Loss on derivative instrument	—	16,768
Change in operating assets and liabilities:
Accounts receivable	(6,497)	(4,650)
Inventories, net	(3,811)	(1,858)
Prepaid expenses	(602)	(1,598)
Accounts payable	(9,487)	1,241
Accrued expenses	423	9
Income taxes payable	—	(8,154)
Other assets and liabilities	11,616	(1,432)
Net cash provided by operating activities	33,644	16,931
Investing activities
Acquisition of Jasmine Company, Inc., net of cash acquired	(21,246)	—
Capital expenditures	(42,772)	(22,422)
Net cash used in investing activities	(64,018)	(22,422)
Financing activities
Proceeds from issuance of debt	—	150,000
Repayment of debt	(1,327)	(82,500)
Repurchase common stock warrant	—	(20,000)
Payment of financing costs	—	(4,046)
Redemption of Series A preferred stock	—	(69,696)
Proceeds from stock subscription receivable	—	222
Payment of offering costs related to initial public offering	—	(1,241)
Purchase of treasury stock	—	(173)
Proceeds from exercise of stock options	221	8
Tax benefit from exercise of stock options	3,558	—
Net cash provided by (used in) financing activities	2,452	(27,426)
Net decrease in cash and cash equivalents	(27,922)	(32,917)
Cash and cash equivalents at beginning of period	85,161	98,798
Cash and cash equivalents at end of period	$57,239	$65,881
Supplemental disclosure of non-cash financing activities
Issuance of derivative instrument for common stock warrant	$—	$16,271
Issuance of common stock for the acquisition of Jasmine Company, Inc.	$8,050	$—

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
July 30, 2005
(Unaudited)

1.   Organization and Basis of Presentation

New York and Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores. As of July 30, 2005, the Company operated 506 retail stores in 45 states, including 14 stores from the acquisition of Jasmine Company, Inc. on July 19, 2005 (refer to Footnote 2). The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45 with annual household incomes ranging from $40,000 to $75,000. Trademarks referenced in this quarterly report on Form 10-Q appear in italic type and are the property of New York and Company, Inc. or its subsidiaries.

The accompanying consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”), Lerner New York, Inc., Lernco, Inc., Nevada Receivable Factoring, Inc., and Jasmine Company, Inc. (“JasmineSola”). The Company’s consolidated financial statements include JasmineSola’s results of operations and cash flows from July 19, 2005 (date of acquisition) to July 30, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The consolidated financial statements as of July 30, 2005 and July 31, 2004 and for the thirteen-weeks (“three months”) and twenty-six weeks (“six months”) ended July 30, 2005 and July 31, 2004 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005, which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 19, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. The terms “fiscal 2005” and “fiscal 2004” included herein refer to the Company’s fiscal years ended January 29, 2005 and January 31, 2004, respectively.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2.   Acquisition

On July 19, 2005, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding shares of JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories under the “JasmineSola” brand name, for $22.5 million of cash on-hand and 350,000 shares of New York & Company, Inc. common stock, $0.001 par value, valued at $8.1 million based upon the closing stock price of New York & Company, Inc. on July 19, 2005. The purchase price is subject to a post-closing adjustment based on JasmineSola’s working capital, long term indebtedness and certain other liabilities as of the acquisition date, and acquisition fees and expenses. This post-closing adjustment, if any, has not yet been determined. In addition, the Company will issue up to

200,000 shares of its common stock as additional consideration for the acquisition of JasmineSola contingent upon the achievement of certain earnings targets over the three full fiscal years following the acquisition.

The purchase price allocation has been prepared on a preliminary basis and changes to this preliminary allocation are expected as additional information concerning asset and liability valuations are finalized. The preliminary allocation resulted in goodwill of $26.0 million. The following table sets forth financial data for the three months and six months ended July 30, 2005 and July 31, 2004 to give effect to the acquisition as if it had been consummated as of February 1, 2004:

	Three Months Ended July 30, 2005	Three Months Ended July 31, 2004	Six Months Ended July 30, 2005	Six Months Ended July 31, 2004
	(Amounts in thousands, except per share amounts)
Net sales	$261,299	$247,843	$536,310	$503,439
Net income (loss)	$13,801	$(8,075)	$35,653	$5,389
Basic earnings (loss) per share:	$0.26	$(0.18)	$0.66	$0.12
Diluted earnings (loss) per share:	$0.24	$(0.18)	$0.62	$0.10
Weighted average shares outstanding:
Basic	53,961	45,616	53,826	44,864
Diluted	57,504	45,616	57,264	51,625

3.   Earnings Per Share

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

	Three Months Ended July 30, 2005	Three Months Ended July 31, 2004	Six Months Ended July 30, 2005	Six Months Ended July 31, 2004
	(Amounts in thousands, except per share amounts)
Net income (loss)	$12,250	$(8,937)	$33,730	$4,057
Basic Earnings (Loss) Per Share
Weighted-average shares outstanding:
Basic common shares	53,654	45,266	53,497	44,514
Basic earnings (loss) per share	$0.23	$(0.20)	$0.63	$0.09
Diluted Earnings (Loss) Per Share
Weighted-average shares outstanding:
Basic common shares	53,654	45,266	53,497	44,514
Plus impact of stock options	3,543	—	3,438	4,833
Plus impact of common stock warrant	—	—	—	1,928
Diluted common shares	57,197	45,266	56,935	51,275
Diluted earnings (loss) per share	$0.21	$(0.20)	$0.59	$0.08

The calculation of diluted loss per share for the three months ended July 31, 2004 excludes 4,375,020 shares due to their antidilutive affect.

4.   Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain requirements of the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires all forms of share-based payment to employees to be treated as compensation expense recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payment as compensation expense recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the Company’s consolidated financial statements.

The Company recorded share-based compensation expense in the amount of $0.3 million and $4.8 million for the three months ended July 30, 2005 and July 31, 2004, respectively, and $0.5 million and $4.9 million for the six months ended July 30, 2005 and July 31, 2004, respectively.

Included in share-based compensation expense for the three and six months ended July 31, 2004 are the following:

Concurrently upon entering into a new credit facility on May 19, 2004, the vesting of stock options to purchase 1,854,267 shares issued pursuant to grants under the Company’s stock option plan was accelerated. As a result, the Company recorded $0.4 million of compensation expense related to the accelerated vesting during the three and six months ended July 31, 2004.

On May 19, 2004, certain of the Company’s executive officers were granted stock options to purchase 630,663 shares of the Company’s common stock at an exercise price of $3.23 per share. Such options were immediately exercisable upon grant. In connection with these grants, the Company recorded $4.3 million of compensation expense during the three and six months ended July 31, 2004.

5.   Pension Plan

The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees. The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need to contribute to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three Months Ended July 30, 2005	Three Months Ended July 31, 2004	Six Months Ended July 30, 2005	Six Months Ended July 31, 2004
	(Amounts in thousands)
Service cost	$73	$79	$146	$158
Interest cost	130	145	273	290
Expected return on plan assets	(187)	(200)	(375)	(400)
Net periodic benefit cost	$16	$24	$44	$48

6.   Income Tax Provision

The income tax provision for interim periods are based upon management’s estimate of the Company’s annualized effective tax rate. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local taxes and permanent tax differences, including accrued dividends—redeemable preferred stock and the loss on derivative instrument which impacted the three and six months ended July 31, 2004.

7.   Long-Term Debt and Credit Facilities

On March 16, 2004, certain terms of the Company’s revolving credit facility were amended. The Amended and Restated Loan and Security Agreement, dated March 16, 2004, currently consists of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. On December 17, 2004, the Loan and Security Agreement was further amended to reduce certain interest rates by as much as 50 basis points (“amended and restated credit facilities”), depending upon the Company’s financial performance.

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

On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash on-hand were used to: (i) repurchase from Limited Brands, Inc. the 10% subordinated note for $85.0 million, which included $75.0 million of principal and all accrued and unpaid interest; (ii) repurchase from LFAS, Inc., an affiliate of Limited Brands, Inc., a common stock warrant to acquire 8,050,671 shares of the Company’s common stock at $0.11 per share (the “common stock warrant”) for $20.0 million, plus a contingent payment (see below); and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for the six months ended July 31, 2004.

In connection with the common stock warrant repurchase on March 16, 2004, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company consummated a public offering of its common stock, or (ii) the Company was acquired and b) the related transaction value exceeded $156.8 million, the Company was obligated to pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004 and reported $16.3 million as a reduction in stockholders’ equity (deficit) and as an obligation on the consolidated balance sheet. Subsequent changes in fair value of the obligation resulted in a $29.4 million charge to earnings during fiscal 2004, which was reported on the consolidated statement of operations as a loss on derivative instrument. In connection with the consummation of the Company’s initial public offering on October 13, 2004, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

On May 19, 2004, Lerner New York, Inc. entered into a new credit facility consisting of a $75.0 million term loan. The term loan proceeds were used to repurchase all but one share of the Company’s $0.01 par value, non-voting, Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. The Company incurred $1.9 million of fees and expenses related to the transaction, which were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

On October 13, 2004, the Company used approximately $75.2 million of the proceeds received from the initial public offering to repay the $75.0 million outstanding principal amount plus accrued and unpaid interest under the term loan facility entered into on May 19, 2004. In connection with the repayment of the term loan, $1.7 million of unamortized deferred financing costs were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations during the third fiscal quarter of last year.

On July 19, 2005, JasmineSola executed and delivered a Guaranty for itself and the ratable benefit of the syndicate of lenders under the Amended and Restated Loan and Security Agreement, guaranteeing payment of the obligations under such agreement. Immediately subsequent to the execution of the Stock Purchase Agreement with JasmineSola, the Company repaid $1.3 million of debt owed by JasmineSola under its credit facility and terminated such facility.

8.   Preferred Stock

On May 19, 2004, the Company repurchased all but one share of the Company’s Series A redeemable preferred stock. All outstanding promissory notes were repaid to the Company in conjunction with the closing of the credit facility on May 19, 2004 and the repurchase of the Series A preferred stock. The remaining one share of Series A preferred stock was cancelled immediately prior to the effectiveness of the initial public offering. Subsequently, the Company revised its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $0.001 par value. At July 30, 2005 and January 29, 2005, no shares of preferred stock were outstanding.

9.   Common Stock

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

In connection with the acquisition of JasmineSola on July 19, 2005, the Company issued 350,000 shares of common stock, $0.001 par value to the previous owner of JasmineSola.

During the six months ended July 30, 2005, the Company issued 545,519 shares of common stock upon exercise of stock options.

10.   Legal Proceedings

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

The Company was not named as a party in either of the companion cases, but the matters have been consolidated for pre-trial purposes. Violation of the statute exposes the seller to fines as well as injunctive relief. The complaint does not include a request for a specific fine amount. The case against Lerner New York, Inc. is in the process of mediation that is intended to resolve the case without substantial additional litigation.

There are other various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

11.   Recent Accounting Pronouncements

In July 2005, the FASB issued proposed FSP No. FAS 13-b, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP proposes that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed for reporting periods beginning after September 15, 2005. The proposed FSP would permit, but not require, retrospective application. If issued as proposed, the Company would adopt the provisions of the FSP and apply them going forward.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain requirements of the original SFAS 123 and requires all forms of share-based payment to employees to be treated as compensation expense recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payment as compensation expense recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the Company’s consolidated financial statements.

12.   Subsequent Events

As a result of Hurricane Katrina in August 2005, the Company temporarily closed ten stores and indefinitely closed five stores. The Company is insured, subject to deductibles, against damages for all 15 stores, and at the present time does not anticipate that these store closures will have a significant impact on its financial condition.

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

Net sales for the three months ended July 30, 2005 increased 4.9% to $254.6 million, as compared to $242.8 million for the same period last year. Net sales for the six months ended July 30, 2005 increased 6.0% to $524.6 million, as compared to $494.9 million for the same period last year. Comparable store sales increased 0.4% for the three months ended July 30, 2005, as compared to a comparable store sales increase of 14.1% for the same period last year. Comparable store sales increased 2.3% for the six months ended July 30, 2005, as compared to a comparable store sales increase of 14.1% for the same period last year. Sales per selling square foot for the three months ended July 30, 2005 increased 6.8% to $79, as compared to $74 for the same period last year. Sales per selling square foot for the six months ended July 30, 2005 increased 8.7% to $163, as compared to $150 for the same period last year.

Capital spending for the six months ended July 31, 2005 was $42.8 million, compared to $22.4 million for the same period last year. The $42.8 million of capital spending represents $40.2 million related to the construction of new stores and the remodeling of existing stores and $2.6 million related to non-store capital projects, which principally represent information technology enhancements. During the first six months of fiscal 2005, the Company successfully opened 21 new stores, acquired 14 stores in the JasmineSola acquisition, closed five stores, and completed 29 remodels, ending the period operating 506 stores in 45 states, as compared to 474 stores at July 31, 2004. Total selling square footage at July 30, 2005 was 3.237 million, compared to 3.293 million at July 31, 2004.

The Company’s balance sheet included $57.2 million in cash and working capital of $78.2 million at July 30, 2005.  At July 30, 2005, inventory was $101.0 million, including $3.4 million of inventory acquired in the acquisition of JasmineSola, as compared to $80.1 million of inventory at July 31, 2004. The increase in inventory compared to last year is due to new store openings and the acceleration of fall inventory receipts due to an expectation of import restrictions on goods from China and changes in FOB vendor terms.

At July 30, 2005, non-current assets totaled $179.5 million, representing a $73.6 million increase, as compared to $105.9 million at July 31, 2004. The increase is primarily due to $26.0 million in goodwill recorded in connection with the acquisition of JasmineSola and $42.8 million of capital spending. At July 30, 2005, non-current liabilities amounted to $108.4 million, representing a $55.2 million decrease, as compared to $163.6 million at July 31, 2004. The decrease is primarily due to the repayment of the $75.0 million term loan entered into on May 19, 2004 offset by a $14.4 million increase in construction allowances.

The Company’s business is impacted by economic conditions, which affect the level of consumer spending as well as the cost of merchandise the Company offers. These economic factors include interest rates, economic growth, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact its net sales and profitability. As economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable the Company to react quickly to changes as they occur.

Quotas on textiles and clothing, under the World Trade Organization Agreement on Textiles and Clothing as implemented on January 1, 1995, were phased out over a period of ten years, ending January 1, 2005. This phase-out eliminated existing restrictions on the Company’s ability to import clothing. Chinese textile imports into the U.S. increased significantly in the first six months of 2005. In the past, the U.S. federal interagency committee CITA (Committee for Implementation of Textile Agreements) has imposed safeguard limitations on China, and the Company believes CITA will impose restrictions on China in the future. The Company has been adjusting its inventory receipt planning and supply chain accordingly and continues to rely on its diversified manufacturing base to mitigate risks associated with these expected restrictions. At this time, the Company cannot assess how potential future restrictions will impact its operations.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate-level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses.

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data, including store count and selling square feet, for the three and six months ended July 30, 2005 and July 31, 2004:

	Three months ended July 30, 2005	Three months ended July 31, 2004	Six months ended July 30, 2005	Six months ended July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	67.8%	67.0%	65.6%	65.3%
Gross profit	32.2%	33.0%	34.4%	34.7%
Selling, general and administrative expenses	23.7%	27.6%	23.1%	25.6%
Operating income	8.5%	5.4%	11.3%	9.1%
Interest expense, net	0.5%	1.2%	0.5%	0.9%
Accrued dividends—redeemable preferred stock	—%	0.2%	—%	0.5%
Loss on modification and extinguishment of debt	—%	—%	—%	0.1%
Loss on derivative instrument	—%	5.9%	—%	3.4%
Income (loss) before income taxes	8.0%	(1.9)%	10.8%	4.2%
Provision for income taxes	3.2%	1.8%	4.4%	3.4%
Net income (loss)	4.8%	(3.7)%	6.4%	0.8%

	Three months ended July 30, 2005	Three months ended July 31, 2004	Six months ended July 30, 2005	Six months ended July 31, 2004
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	4.9%	14.2%	6.0%	13.4%
Comparable store sales increase	0.4%	14.1%	2.3%	14.1%
Net sales per average selling square foot(1)	$79	$74	$163	$150
Net sales per average store(2)	$515	$513	$1,068	$1,051
Average selling square footage per store(3)	6,398	6,946	6,398	6,946

(1)    Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)    Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)    Average selling square foot per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended July 30, 2005		Three months ended July 31, 2004		Six months ended July 30, 2005		Six months ended July 31, 2004
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	482	3,196,211	472	3,312,643	476	3,189,770	468	3,318,466
New stores	13	59,508	4	14,854	21	92,416	9	39,691
Acquired stores	14	38,760	—	—	14	38,760	—	—
Closed stores	(3)	(16,404)	(2)	(14,352)	(5)	(27,048)	(3)	(21,029)
Net impact of remodeled stores on selling square feet	—	(40,604)	—	(20,515)	—	(56,427)	—	(44,498)
Stores open, end of period	506	3,237,471	474	3,292,630	506	3,237,471	474	3,292,630

Three Months Ended July 30, 2005 Compared to Three Months Ended July 31, 2004

Net Sales.   Net sales for the three months ended July 30, 2005 increased 4.9% to $254.6 million, as compared to $242.8 million for the three months ended July 31, 2004. The increase is attributable to a $1.0 million, or 0.4%, increase in comparable store sales and a $10.8 million, or 136.1%, increase in non-comparable store sales. Driving non-comparable store sales for the three months ended July 30, 2005 was the opening of 13 new stores and the acquisition of 14 JasmineSola stores, as compared to opening four new stores during the same period last year.

Gross Profit.   Gross profit increased $1.9 million to $82.0 million, or 32.2% of net sales, for the three months ended July 30, 2005, as compared to $80.1 million, or 33.0% of net sales, for the three months ended July 31, 2004. The decrease as a percentage of net sales is primarily due to a decrease in merchandise margin resulting from higher markdowns for the three months ended July 30, 2005 as compared to the same period last year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased $6.8 million to $60.3 million, or 23.7% of net sales, for the three months ended July 30, 2005, as compared to $67.1 million, or 27.6% of net sales, for the three months ended July 31, 2004. The three months ended July 31, 2004 included non recurring charges of $0.4 million related to the terminated advisory services agreement with Bear Stearns Merchant Manager II, LLC and $4.3 million related to a one-time grant of stock options to certain key executives. In addition to the absence of these one time expenses in fiscal 2005, the Company experienced a 2.0% improvement in selling, general and administrative expenses as a percentage of net sales, which reflects effective expense management and reductions in marketing expenses due to a shift in spending towards the first three months of fiscal 2005.

Operating Income.   Operating income increased $8.7 million to $21.7 million, or 8.5% of net sales, for the three months ended July 30, 2005, as compared to $13.0 million, or 5.4% of net sales, for the three months ended July 31, 2004.

Interest Expense, Net.   Net interest expense decreased $1.6 million to $1.3 million for the three months ended July 30, 2005, as compared to $2.9 million for the three months ended July 31, 2004. The decrease in net interest expense is due to fluctuations in borrowings and reduction in interest rates obtained through the Company’s refinancing activities on March 16, 2004 and May 19, 2004.

Accrued Dividends—Redeemable Preferred Stock.   On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the Company’s initial public offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. The Company measured the fair value of the contingent payment (“derivative instrument”) on March 16, 2004 and reported $16.3 million as a reduction to stockholders’ equity and as a current liability. During the three months ended May 1, 2004, July 31, 2004, and October 30, 2004, the Company remeasured the fair value of the derivative instrument, which resulted in charges to earnings of $2.5 million, $14.3 million, and $12.6 million, respectively. In connection with the consummation of the initial public offering, the Company paid off its obligation to LFAS, Inc. in the amount of $45.7 million and, therefore, will not have incurred any such charges in fiscal year 2005.

Provision for Income Taxes.   The effective tax rate for the three months ended July 30, 2005 was 40.1%, as compared to 90.2% for the three months ended July 31, 2004. The higher rate incurred in the prior year period was a direct result of non-deductible amounts primarily relating to the loss on derivative instrument of $14.3 million and accrued dividends—redeemable preferred stock of $0.5 million. The Company incurred no such non-deductible expenses during the three months ended July 30, 2005, which resulted in a lower effective tax rate.

Net Income (loss).   For the reasons discussed above, net income increased $21.2 million to $12.3 million, or 4.8% of net sales, for the three months ended July 30, 2005, from a loss of  $(8.9) million, or (3.7)% of net sales, for the three months ended July 31, 2004.

Six Months Ended July 30, 2005 Compared to Six Months Ended July 31, 2004

Net Sales.   Net sales for the six months ended July 30, 2005 increased 6.0% to $524.6 million, as compared to $494.9 million for the six months ended July 31, 2004. The increase is attributable to a $10.8 million, or 2.3%, increase in comparable store sales and an $18.9 million, or 125.9%, increase in non-comparable store sales. Driving non-comparable store sales for the six months ended July 30, 2005 was the opening of 21 new stores and the acquisition of 14 JasmineSola stores, as compared to opening nine new stores in the same period last year.

Gross Profit.   Gross profit increased $8.3 million to $180.3 million, or 34.4% of net sales, for the six months ended July 30, 2005, as compared to $172.0 million, or 34.7% of net sales, for the six months ended July 31, 2004. The increase in gross profit is primarily attributable to the increase in net sales during the six months ended July 30, 2005, as compared to the same period last year. Improvements in buying and occupancy costs as a percentage of net sales for the six months ended July 30, 2005 were offset by a decrease in merchandise margin resulting from increased markdowns as compared to the same period last year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased $5.7 million to $121.2 million, or 23.1% of net sales, for the six months ended July 30, 2005, as compared to $126.9 million, or 25.6% of net sales, for the six months ended July 31, 2004. The first six months of fiscal 2004 included non recurring charges of $1.4 million related to the terminated advisory services agreement with Bear Stearns Merchant Manager II, LLC and $4.3 million related to a one-time grant of stock options to certain key executives. In addition to the absence of these one time expenses in fiscal 2005, the Company experienced a 1.4% improvement in selling, general and administrative expenses as a percentage of net sales, which reflects effective expense management and leverage in the Company’s expense structure.

Operating Income.   Operating income increased $14.0 million to $59.1 million, or 11.3% of net sales, for the six months ended July 30, 2005, as compared to $45.1 million, or 9.1% of net sales, for the six months ended July 31, 2004.

Interest Expense, Net.   Net interest expense decreased $2.0 million to $2.7 million for the six months ended July 30, 2005, as compared to $4.7 million for the six months ended July 31, 2004. The decrease in net interest expense is due to fluctuations in borrowings and reduction in interest rates obtained through the Company’s refinancing activities on March 16, 2004 and May 19, 2004.

Accrued Dividends—Redeemable Preferred Stock.   On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the Company’s initial public offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled.

Loss on Modification and Extinguishment of Debt.   On March 16, 2004, the Company repaid its $75.0 million, 10% subordinated note due 2009 with proceeds from the Company’s amended and restated credit facility, which resulted in a $0.4 million charge associated with the write-off of unamortized deferred financing costs. The Company had no such charges during the six months ended July 30, 2005.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. The Company measured the fair value of the contingent payment (“derivative instrument”) on March 16, 2004 and reported $16.3 million as a reduction to stockholders’ equity and as a current liability. During the three months ended May 1, 2004, July 31, 2004, and October 30, 2004, the Company remeasured the fair value of the derivative instrument, which resulted in charges to earnings of $2.5 million, $14.3 million, and $12.6 million, respectively. In connection with the consummation of the initial public offering, the Company paid off its obligation to LFAS, Inc. in the amount of $45.7 million and, therefore, will not have incurred any such charges in fiscal year 2005.

Provision for Income Taxes.   The effective tax rate for the six months ended July 30, 2005 was 40.2%, as compared to 80.3% for the six months ended July 31, 2004. The higher rate incurred in the prior year period was a direct result of non-deductible amounts primarily relating to the loss on derivative instrument of $16.8 million and accrued dividends—redeemable preferred stock of $2.7 million. The Company incurred no such non-deductible expenses during the six months ended July 30, 2005, which resulted in a lower effective tax rate.

Net Income.   For the reasons discussed above, net income increased $29.6 million to $33.7 million, or 6.4% of net sales, for the six months ended July 30, 2005, from $4.1 million, or 0.8% of net sales, for the six months ended July 31, 2004.

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores and remodeling of existing stores. Historically, the Company has financed these requirements from internally generated cash flow. The Company believes cash flows from operations, supplemented by borrowings under its revolving credit facility, if needed, will be sufficient to fund its capital and working capital requirements, as well as debt service obligations, for the next 12 months. The Company is in compliance with all debt covenants as of July 30, 2005.

The following tables contain information regarding the Company’s liquidity and capital resources:

	July 30, 2005	January 29, 2005	July 31, 2004
	(Amounts in thousands)
Cash and cash equivalents	$57,239	$85,161	$65,881
Working capital(1)	$78,224	$83,105	$43,455

(1)    Included as a reduction to working capital at July 31, 2004 is the $33.0 million fair value of the derivative instrument entered into in connection with the repurchase of the common stock warrant on March 16, 2004.

	Six months ended July 30, 2005	Six months ended July 31, 2004
	(Amounts in thousands)
Net cash provided by operating activities	$33,644	$16,931
Net cash used in investing activities	$(64,018)	$(22,422)
Net cash provided by (used in) financing activities	$2,452	$(27,426)

Operating Activities

Net cash provided by operating activities was $33.6 million for the six months ended July 30, 2005, as compared to net cash provided by operating activities of $16.9 million for the six months ended July 31, 2004. The increase in cash flow provided by operating activities for the six months ended July 30,

2005, as compared to the same period last year, is primarily related to an increase in net income plus changes in income taxes payable and other liabilities, partially offset by changes in accounts receivable, inventory and accounts payable.

Investing Activities

Cash used in investing activities was $64.0 million for the six months ended July 30, 2005, as compared to $22.4 million of cash used in investing activities for the six months ended July 31, 2004. These amounts include the capitalization of rent related to build-out periods (or rent holidays) for the Company’s stores and exclude construction allowances, which are reported in operating activities on the consolidated statement of cash flows. The increase in cash used in investing activities is due to the acquisition of JasmineSola and increased capital expenditures related to the construction of 21 new stores and the remodeling of 29 existing stores in the six months ended July 30, 2005, as compared to nine new stores and 18 remodeled stores in the six months ended July 31, 2004.

The Company plans to have opened 45 to 50 new stores and remodeled 40 to 50 stores during fiscal year 2005, ending the year operating approximately 526 stores, including the 14 stores acquired in the JasmineSola acquisition.

The Company projects total capital expenditures, including capitalized rent related to build-out periods (or rent holidays) for its stores, to be approximately $80.0 million in fiscal year 2005, as compared to $54.3 million in fiscal year 2004. These amounts exclude construction allowances. Historically, the Company has financed such capital expenditures with cash from operations and borrowings under its credit facility, if needed. The Company believes that it will continue to finance ongoing capital expenditures in this manner.

Financing Activities

Net cash provided by financing activities was $2.5 million for the six months ended July 30, 2005, as compared to net cash used in financing activities of $27.4 million for the six months ended July 31, 2004. Net cash provided by financing activities for the six months ended July 30, 2005 resulted primarily from the tax benefit related to the exercise of stock options offset by the repayment of debt outstanding under the terminated JasmineSola credit facility. Net cash used in financing activities for the six months ended July 31, 2004 represents proceeds of $75.0 million from the amended and restated credit facilities entered into on March 16, 2004; proceeds of $75.0 million from the credit facility entered into on May 19, 2004; the repayment of a $75.0 million, 10% subordinated note, plus accrued and unpaid interest; $20.0 million used to repurchase the common stock warrant from LFAS, Inc.; the payment of $72.4 million in connection with the redemption of the Company’s outstanding Series A redeemable preferred stock; the payment of $4.1 million in fees and expenses related to the March 16, 2004 and May 19, 2004 refinancings; and the payment of $1.2 million of offering costs related to the Company’s initial public offering.

Long-Term Debt and Credit Facilities

The Company’s amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. As of July 30, 2005, the Company had availability under its revolving credit facility of $40.5 million, net of letter of credit accommodations outstanding of $14.5 million, as compared to availability of $29.9 million, net of letter of credit accommodations outstanding of $18.5 million, as of July 31, 2004. The reduction in its letters of credit reflects changes in the Company’s terms with vendors.

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

Inventory Valuation.   Inventories are valued at the lower of cost or market, on a weighted average cost basis using the retail method. The Company calculates inventory costs on an individual item-class level. The Company records a charge to cost of goods sold, buying and occupancy costs when a permanent retail price reduction is reflected in the stores. In addition, management makes estimates and judgments regarding initial markups, markdowns, future demand and market conditions. These assumptions can have a significant impact on financial condition and current and future operating results. The Company’s estimates have been historically valid. At the end of each season, goods related specifically to that season are marked down and valued at the estimated current retail value. The use of the retail method and the recording of markdowns effectively value the inventory at the lower of cost or market. In addition, an inventory loss estimate is recorded each period. These estimates are adjusted based upon physical inventories performed twice per fiscal year.

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the six months ended July 30, 2005 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company tests for impairment of intangible assets annually as required by this Statement. The Company’s intangible assets relate primarily to the New York & Company trademark and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademark was initially valued using the “relief from royalty method” and determined to have an indefinite life by an independent appraiser. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s fiscal year 2004 tests did not result in any impairment charge and the Company has no reason to believe any impairment occurred during the six months ended July 30, 2005. The amount of goodwill associated with the acquisition of JasmineSola is preliminary and is expected to be adjusted as additional information concerning asset and liability valuations are finalized.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   The Company’s market risks relate primarily to changes in interest rates. The Company’s amended and restated credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore the consolidated financial statements are exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by approximately $0.8 million annually. The Company historically has not engaged in interest rate hedging activities.

Currency Exchange Rates.   The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been and continue to be denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which it pays U.S. Dollars. In July 2005, China announced that it would increase the value of the Chinese Yuan and abandon its fixed exchange rate against the U.S. Dollar to now link to a basket of world-currencies. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, the Company issued 350,000 shares of its common stock to Luciano Manganella, the previous owner of JasmineSola, as part of the purchase price to acquire 100 percent of the outstanding common stock of JasmineSola. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with the Company’s notice and proxy statement dated May 20, 2005, the Company held its Annual Meeting of Stockholders on June 24, 2005. Holders of 51,222,891 shares of the Company’s common stock were present in person or by proxy, representing approximately 95.8% of the Company’s 53,484,741 shares outstanding on the record date. The matters set forth below were submitted to a vote of the Company’s stockholders:

(a) The election of nine directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The following persons were elected as members of the Board of Directors:

Name of Nominee	Votes For	Votes Withheld
Bodil M. Arlander	46,791,063	4,431,828
Philip M. Carpenter III	46,595,423	4,627,468
Richard P. Crystal	46,636,082	4,586,809
M. Katherine Dwyer	50,773,457	449,434
David H. Edwab	50,110,311	1,112,580
John D. Howard	46,781,260	4,441,631
Richard L. Perkal	46,798,364	4,424,527
Arthur E. Reiner	50,773,443	449,448
Ronald W. Ristau	46,452,427	4,770,464

(b) The proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2006:

Votes For	Votes Against	Abstentions
50,794,004	427,887	1,000

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed with this report and made a part hereof:

10.1	Stock Purchase Agreement, dated July 19, 2005, between Lerner New York, Inc. and Luciano Manganella.
10.2	Registration Rights Agreement, dated July 19, 2005, between New York & Company, Inc. and Luciano Manganella.
10.3	Third Amendment to the Company’s Amended and Restated Loan and Security Agreement, dated July 19, 2005.
10.4	Guaranty, dated July 19, 2005, by Jasmine Company, Inc. for the Obligations under the Amended and Restated Loan and Security Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)
Dated:	September 13, 2005