Form 10-Q
period 2005-10-29
New York & Company, Inc.
filed 2005-12-13
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 29, 2005

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

As of November 25, 2005, the registrant had 54,343,861 shares of common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 29, 2005	Three Months Ended October 30, 2004	Nine Months Ended October 29, 2005	Nine Months Ended October 30, 2004
	(Amounts in thousands, except per share amounts)
Net sales	$254,388	$242,264	$778,944	$737,183
Cost of goods sold, buying and occupancy costs	179,896	156,759	524,124	479,715
Gross profit	74,492	85,505	254,820	257,468
Selling, general and administrative expenses	65,830	67,156	187,034	194,028
Operating income	8,662	18,349	67,786	63,440
Interest expense, net of interest income of $337, $197, $1,313, and $588, respectively	1,675	3,008	4,385	7,686
Accrued dividends-redeemable preferred stock	—	—	—	2,703
Loss on modification and extinguishment of debt	—	1,682	—	2,034
Loss on derivative instrument (related to LFAS, Inc. warrant)	—	12,630	—	29,398
Income before income taxes	6,987	1,029	63,401	21,619
Provision for income taxes	2,833	5,659	25,517	22,192
Net income (loss)	$4,154	$(4,630)	$37,884	$(573)
Basic earnings (loss) per share:	$0.08	$(0.10)	$0.70	$(0.01)
Diluted earnings (loss) per share:	$0.07	$(0.10)	$0.66	$(0.01)
Weighted average shares outstanding:
Basic	54,297	47,488	53,764	45,505
Diluted	57,675	47,488	57,182	45,505

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	October 29, 2005	January 29, 2005	October 30, 2004
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$30,027	$85,161	$33,285
Accounts receivable	21,642	13,069	16,574
Inventories, net	136,772	93,379	108,316
Prepaid expenses	16,466	17,875	21,948
Other current assets	3,088	1,256	1,522
Total current assets	207,995	210,740	181,645
Property and equipment, net	154,338	100,681	96,099
Goodwill and intangible assets	41,024	14,843	14,515
Other assets	2,887	3,924	4,652
Total assets	$406,244	$330,188	$296,911
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$84,762	$74,045	$64,738
Accrued expenses	53,350	51,802	50,418
Income taxes payable	730	—	—
Deferred income taxes	586	1,788	1,108
Total current liabilities	139,428	127,635	116,264
Long-term debt	75,000	75,000	75,000
Deferred income taxes	2,282	6,698	6,696
Deferred rent and other liabilities	34,591	17,572	14,335
Total liabilities	251,301	226,905	212,295
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 54,324, 53,283, and 52,594 shares issued and outstanding, respectively	54	53	53
Additional paid-in capital	123,223	109,448	108,088
Retained earnings (deficit)	32,370	(5,514)	(23,525)
Accumulated other comprehensive loss	(704)	(704)	—
Total stockholders’ equity	154,943	103,283	84,616
Total liabilities and stockholders’ equity	$406,244	$330,188	$296,911

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 29, 2005	Nine Months Ended October 30, 2004
	(Amounts in thousands)
Operating activities
Net income (loss)	$37,884	$(573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,638	13,985
Amortization / write-off of deferred financing costs	866	3,016
Share-based compensation	803	5,698
Deferred income taxes	(5,618)	9,775
Changes in operating assets and liabilities:
Accounts receivable	(8,573)	(5,708)
Inventories, net	(39,606)	(30,096)
Prepaid expenses	1,430	(7,040)
Accounts payable	8,703	16,967
Accrued expenses	1,488	(3,073)
Income taxes payable	730	(10,118)
Other assets and liabilities	15,442	(747)
Net cash provided by (used in) operating activities	31,187	(7,914)
Investing activities
Acquisition of Jasmine Company, Inc., net of cash acquired of $1,261	(21,350)	—
Capital expenditures	(68,566)	(42,825)
Net cash used in investing activities	(89,916)	(42,825)
Financing activities
Net proceeds from initial public offering	—	105,400
Payment of offering costs related to initial public offering	—	(3,071)
Proceeds from issuance of long-term debt	—	150,000
Repayment of Jasmine Company, Inc. debt acquired	(1,327)	—
Repayment of other long-term debt	—	(157,500)
Repurchase common stock warrant	—	(36,271)
Payment of financing costs	—	(4,046)
Redemption of Series A preferred stock	—	(69,696)
Tax benefit from exercise of stock options	4,679	281
Other financing activities	243	129
Net cash provided by (used in) financing activities	3,595	(14,774)
Net decrease in cash and cash equivalents	(55,134)	(65,513)
Cash and cash equivalents at beginning of period	85,161	98,798
Cash and cash equivalents at end of period	$30,027	$33,285
Supplemental disclosure of non-cash financing activities
Issuance of common stock for the acquisition of Jasmine Company, Inc.	$8,050	$—

See accompanying notes.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements
October 29, 2005
(Unaudited)

1.   Organization and Basis of Presentation

New York and Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45 with annual household incomes ranging from $40,000 to $75,000. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of October 29, 2005, the Company operated 523 retail stores in 45 states, including 16 JasmineSola stores. Trademarks referenced in this quarterly report on Form 10-Q appear in italic type and are the property of New York and Company, Inc. or its subsidiaries.

The accompanying consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”), Lerner New York, Inc., Lernco, Inc., Nevada Receivable Factoring, Inc., and JasmineSola. The Company’s consolidated financial statements include JasmineSola’s results of operations and cash flows from July 19, 2005 (date of acquisition) to October 29, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The consolidated financial statements as of October 29, 2005 and October 30, 2004 and for the thirteen-weeks (“three months”) and thirty-nine weeks (“nine months”) ended October 29, 2005 and October 30, 2004 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005, which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 19, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. The terms “fiscal year 2005” and “fiscal year 2004” included herein refer to the Company’s fiscal year ending January 28, 2006 and the fiscal year ended January 29, 2005, respectively.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2.   Acquisition

On July 19, 2005, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding common stock of JasmineSola for $22.5 million in cash and 350,000 shares of New York & Company, Inc. common stock, $0.001 par value, valued at $8.1 million based upon the closing stock price of New York & Company, Inc. on July 19, 2005. The purchase price is subject to a post-closing adjustment based on JasmineSola’s working capital, long-term indebtedness and certain other liabilities as of the acquisition date, and acquisition fees and expenses. This post-closing adjustment, if any, has not yet been determined. In addition, the Company will issue up to 200,000 shares of its common stock as additional consideration for the acquisition of JasmineSola contingent upon the achievement of certain earnings targets over the three full fiscal years following the acquisition. These contingent shares, if issued, will be recorded as an adjustment to the purchase price and goodwill.

The purchase price allocation has been prepared on a preliminary basis and changes to this preliminary allocation are expected no later than July 18, 2006, as additional information concerning asset and liability valuations are finalized. The preliminary allocation resulted in goodwill and indefinite lived intangible assets of $26.2 million. The following table sets forth proforma financial data for the three months ended October 30, 2004 and the nine months ended October 29, 2005 and October 30, 2004 to give effect to the acquisition as if it had been consummated as of February 1, 2004:

	Three Months Ended October 30, 2004 Proforma	Nine Months Ended October 29, 2005 Proforma	Nine Months Ended October 30, 2004 Proforma
	(Amounts in thousands, except per share amounts)
Net sales	$247,264	$790,698	$750,703
Net income (loss)	$(4,487)	$38,673	$34
Basic earnings (loss) per share:	$(0.09)	$0.72	$—
Diluted earnings (loss) per share:	$(0.09)	$0.67	$—
Weighted average shares outstanding:
Basic	47,838	53,983	45,855
Diluted	47,838	57,401	51,761

The calculation of diluted earnings per share for the nine months ended October 29, 2005 excludes options to purchase 144,279 shares due to their antidilutive effect as the options’ exercise price exceeded the average market price of the common stock. The calculation of diluted loss per share for the three months ended October 30, 2004 excludes 4,195,494 shares due to their antidilutive effect.

3.   Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and the common stock warrant as if they were exercised. A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 29, 2005	Three Months Ended October 30, 2004	Nine Months Ended October 29, 2005	Nine Months Ended October 30, 2004
	(Amounts in thousands, except per share amounts)
Net income (loss)	$4,154	$(4,630)	$37,884	$(573)
Basic Earnings (Loss) Per Share
Weighted-average shares outstanding:
Basic shares of common stock	54,297	47,488	53,764	45,505
Basic earnings (loss) per share	$0.08	$(0.10)	$0.70	$(0.01)
Diluted Earnings (Loss) Per Share
Weighted-average shares outstanding:
Basic shares of common stock	54,297	47,488	53,764	45,505
Plus impact of stock options	3,378	—	3,418	—
Diluted shares of common stock	57,675	47,488	57,182	45,505
Diluted earnings (loss) per share	$0.07	$(0.10)	$0.66	$(0.01)

The calculation of diluted earnings per share for the three and nine months ended October 29, 2005 excludes options to purchase 395,336 and 144,279 shares, respectively, due to their antidilutive effect as the options’ exercise price exceeded the average market price of the common stock. The calculation of diluted loss per share for the three and nine months ended October 30, 2004 excludes 4,195,494 and 5,906,277 shares, respectively, due to their antidilutive effect.

4.   Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain requirements of the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and requires all forms of share-based payment to employees to be treated as compensation expense recognized in the consolidated statement of operations. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payment as compensation expense recognized in the consolidated statement of operations. Therefore, the adoption of SFAS 123-R did not have a material impact on the Company’s consolidated financial statements.

The Company recorded share-based compensation expense in the amount of $0.3 million and $0.8 million for the three months ended October 29, 2005 and October 30, 2004, respectively, and $0.8 million and $5.7 million for the nine months ended October 29, 2005 and October 30, 2004, respectively.

Included in share-based compensation expense for the nine months ended October 30, 2004 are the following:

Concurrently upon entering into a new credit facility on May 19, 2004, the vesting of stock options to purchase 1,854,267 shares issued pursuant to grants under the Company’s stock option plan was accelerated. As a result, the Company recorded $0.4 million of compensation expense related to the accelerated vesting during the nine months ended October 30, 2004.

On May 19, 2004, certain of the Company’s executive officers were granted stock options to purchase 630,663 shares of the Company’s common stock at an exercise price of $3.23 per share. Such options were immediately exercisable upon grant. In connection with these grants, the Company recorded $4.3 million of compensation expense during the nine months ended October 30, 2004.

5.   Pension Plan

The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees, which represent less than 15% of the Company’s workforce. The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need to contribute to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three Months Ended October 29, 2005	Three Months Ended October 30, 2004	Nine Months Ended October 29, 2005	Nine Months Ended October 30, 2004
	(Amounts in thousands)
Service cost	$73	$79	$219	$237
Interest cost	137	144	410	434
Expected return on plan assets	(188)	(200)	(563)	(600)
Net periodic benefit cost	$22	$23	$66	$71

6.   Income Tax Provision

The income tax provision for interim periods are based upon management’s estimate of the Company’s annualized effective tax rate. The Company’s effective tax rates were 40.5% and 550.0% for the three months ended October 29, 2005 and October 30, 2004, respectively, and 40.2% and 102.7% for the nine months ended October 29, 2005 and October 30, 2004, respectively. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local taxes and permanent tax differences, including accrued dividends—redeemable preferred stock and the loss on derivative instrument which impacted the three and nine months ended October 30, 2004.

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

The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and certain of its subsidiaries as collateral for the Company’s obligations under the amended and restated credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash were used to: (i) repurchase from Limited Brands, Inc. the 10% subordinated note for $85.0 million, which included $75.0 million of principal and all accrued and unpaid interest; (ii) repurchase from LFAS, Inc., an affiliate of Limited Brands, Inc., a common stock warrant to acquire 8,050,671 shares of the Company’s common stock at $0.11 per share (the “common stock warrant”) for $20.0 million, plus a contingent payment (see below); and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing costs included in other assets on the consolidated balance sheet to be amortized over the life of the loan.

Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for the nine months ended October 30, 2004.

In connection with the common stock warrant repurchase on March 16, 2004, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company consummated a public offering of its common stock, or (ii) the Company was acquired and b) the related transaction value exceeded $156.8 million, the Company would be obligated to pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004 and reported $16.3 million as a reduction in stockholders’ equity and as an obligation on the consolidated balance sheet. Subsequent changes in fair value of the obligation resulted in a $29.4 million charge to earnings during the nine months ended October 30, 2004, which was reported on the consolidated statement of operations as a loss on derivative instrument. In connection with the consummation of the Company’s initial public offering on October 13, 2004, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

On May 19, 2004, Lerner New York, Inc. entered into a new credit facility consisting of a $75.0 million term loan. The term loan proceeds were used to repurchase all but one share of the Company’s $0.01 par value, non-voting, Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. The Company incurred $1.9 million of fees and expenses related to the transaction, which were capitalized as deferred financing costs included in other assets on the consolidated balance sheet to be amortized over the life of the loan.

On October 13, 2004, the Company used approximately $75.2 million of the proceeds received from its initial public offering to repay the $75.0 million outstanding principal amount plus accrued and unpaid interest under the term loan facility entered into on May 19, 2004. In connection with the repayment of the term loan, $1.7 million of unamortized deferred financing costs were written off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for the three and nine months ended October 30, 2004.

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

In connection with the acquisition of JasmineSola on July 19, 2005, the Company issued 350,000 shares of common stock, $0.001 par value, to the previous owner of JasmineSola.

During the nine months ended October 29, 2005, the Company issued 690,641 shares of common stock upon exercise of stock options.

10.   Legal Proceedings

A case has been filed by the Center for Environmental Health against Lerner New York, Inc. and several other retailers of jewelry products in California. It alleges that lead in one of Lerner New York, Inc.’s jewelry products (a metal charm necklace suspended on a flexible cord) sold in California violates the state’s Proposition 65 statute, which precludes the sale of products in California that results in exposure to listed chemicals absent a specified warning label. The case is a companion case to two similar cases filed by the California Attorney General and an organization called As You Sow against several retail outlets selling such jewelry.

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

11.   Recent Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. Retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” is permitted but not required; as such, the Company will adopt the provisions of the FSP and apply them going forward. The Company does not believe that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

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

12.   Other

As a result of Hurricane Katrina and Hurricane Rita in August and September 2005, one store is closed indefinitely and two stores are closed permanently. The remaining stores impacted by the hurricanes have since reopened. The Company incurred losses of approximately $0.6 million related to the write-off of inventory and property and equipment in the related stores. Although the Company is insured, subject to deductibles, against damages for all of the stores impacted by the hurricanes, no insurance recoveries have been recorded at the present time due to the uncertainty regarding such amounts. The Company does not anticipate that these store closures will have a significant impact on its financial condition and results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during the fourth quarter could have a disproportionate effect on the Company’s financial condition and results of operations in any given year. Seasonal fluctuations also affect inventory levels: the Company must carry a significant amount of inventory before the holiday season selling period.

Net sales for the three months ended October 29, 2005 increased 5.0% to $254.4 million, as compared to $242.3 million for the same period last year. Net sales for the nine months ended October 29, 2005 increased 5.7% to $778.9 million, as compared to $737.2 million for the same period last year. Comparable store sales decreased 3.1% for the three months ended October 29, 2005, as compared to a comparable store sales increase of 7.0% for the same period last year. Comparable store sales increased 0.5% for the nine months ended October 29, 2005, as compared to a comparable store sales increase of 11.7% for the same period last year. Net sales per average selling square foot for the three months ended October 29, 2005 increased 5.4% to $78, as compared to $74 for the same period last year. Net sales per average selling square foot for the nine months ended October 29, 2005 increased 7.6% to $240, as compared to $223 for the same period last year.

Capital spending for the nine months ended October 29, 2005 was $68.6 million, as compared to $42.8 million for the same period last year. The $68.6 million of capital spending represents $62.8 million related to the construction of new stores and the remodeling of existing stores and $5.8 million related to non-store capital projects, which principally represent information technology enhancements. During the nine months ended October 29, 2005, the Company successfully opened 40 new stores, including two JasmineSola stores, acquired 14 stores in the JasmineSola acquisition, closed seven stores, and completed 40 remodels, ending the period operating 523 stores in 45 states, as compared to 486 stores at October 30, 2004. Total selling square footage at October 29, 2005 was 3.306 million, compared to 3.294 million at October 30, 2004.

The Company’s balance sheet at October 29, 2005 included $30.0 million in cash and working capital of $68.6 million, as compared to $33.3 million in cash and working capital of $65.4 million at October 30, 2004. At October 29, 2005, inventory was $136.8 million, including $4.5 million of inventory attributable to the JasmineSola business, as compared to $108.3 million of inventory at October 30, 2004. The increase in inventory compared to last year is primarily due to planned changes for in-transit inventory lead times, which contributed $11.3 million to the increase in inventory, and inventory attributable to new stores.

At October 29, 2005, non-current assets totaled $198.2 million, as compared to $115.3 million at October 30, 2004. The increase was in large part due to capital spending during the nine months ended October 29, 2005 to support the Company’s store expansion and remodel strategy. In addition, the Company recorded $26.2 million of goodwill and intangible assets in connection with the acquisition of JasmineSola. At October 29, 2005, non-current liabilities amounted to $111.9 million, as compared to $96.0 million at October 30, 2004. The increase is primarily due to a $14.3 million increase in unamortized construction allowances.

The Company’s business is impacted by economic conditions that affect the level of consumer spending as well as the cost of merchandise the Company offers. These economic factors include interest rates, economic growth, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact its net sales and profitability. As economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable the Company to react quickly to changes as they occur.

Quotas on textiles and clothing, under the World Trade Organization Agreement on Textiles and Clothing as implemented on January 1, 1995, were phased out over a period of ten years, ending January 1, 2005. This phase-out eliminated existing restrictions on the Company’s ability to import clothing. Since the phase-out period ended in January 2005, Chinese textile imports into the United States have increased significantly. In the past, the U.S. federal interagency committee, CITA (Committee for Implementation of Textile Agreements), has imposed safeguard limitations on China. In November 2005, the United States and China agreed to certain quota limits extending through 2008 on 34 U.S. product categories, essentially eliminating the threat of CITA safeguard limitations on these categories. The Company believes that the quotas established under this agreement compare favorably to quotas that would have been imposed if the CITA safeguards were invoked. Over the three-year life of the agreement, China can export approximately 3.2% more of the covered products to the United States than if the CITA safeguards were invoked on all the covered products for all three years. The agreement’s broad product coverage and three-year lifespan will allow the Company to plan in a more stable and predictable environment. In addition, quotas on imports from China were eliminated for two categories, adding stability to the supply chain of fine gauge sweaters.

The Company has been adjusting its inventory receipt planning and supply chain accordingly and continues to rely on its diversified manufacturing base to mitigate risks associated with these expected restrictions on Chinese textile imports into the United States. At this time, the Company cannot assess how potential future restrictions will impact its operations.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from its original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores and stores closed during periods of remodeling. Net sales are recorded when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit cards. Revenues for gift certificate sales and store credits are recognized at redemption. Prior to redemption, gift certificate sales and store credits are recorded as a liability. A reserve is provided for projected merchandise returns based on prior experience.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data, including store count and selling square feet, for the three and nine months ended October 29, 2005 and October 30, 2004:

	Three months ended October 29, 2005	Three months ended October 30, 2004	Nine months ended October 29, 2005	Nine months ended October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.7%	64.7%	67.3%	65.1%
Gross profit	29.3%	35.3%	32.7%	34.9%
Selling, general and administrative expenses	25.9%	27.7%	24.0%	26.3%
Operating income	3.4%	7.6%	8.7%	8.6%
Interest expense, net	0.7%	1.3%	0.6%	1.0%
Accrued dividends—redeemable preferred stock	—	—	—	0.4%
Loss on modification and extinguishment of debt	—	0.7%	—	0.3%
Loss on derivative instrument	—	5.2%	—	4.0%
Income before income taxes	2.7%	0.4%	8.1%	2.9%
Provision for income taxes	1.1%	2.3%	3.2%	3.0%
Net income (loss)	1.6%	(1.9)%	4.9%	(0.1)%

	Three months ended October 29, 2005	Three months ended October 30, 2004	Nine months ended October 29, 2005	Nine months ended October 30, 2004
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	5.0%	8.5%	5.7%	11.7%
Comparable store sales increase (decrease)	(3.1)%	7.0%	0.5%	11.7%
Net sales per average selling square foot(1)	$78	$74	$240	$223
Net sales per average store(2)	$494	$505	$1,558	$1,545
Average selling square footage per store(3)	6,322	6,778	6,322	6,778

(1)    Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)    Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)    Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 29, 2005		Three months ended October 30, 2004		Nine months ended October 29, 2005		Nine months ended October 30, 2004
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	506	3,237,471	474	3,292,630	476	3,189,770	468	3,318,466
New stores	19	83,922	13	55,507	40	176,338	22	95,198
Acquired stores	—	—	—	—	14	38,760	—	—
Closed stores	(2)	(15,691)	(1)	(5,072)	(7)	(42,739)	(4)	(26,101)
Net impact of remodeled stores on selling square feet	—	548	—	(49,187)	—	(55,879)	—	(93,685)
Stores open, end of period	523	3,306,250	486	3,293,878	523	3,306,250	486	3,293,878

Three Months Ended October 29, 2005 Compared to Three Months Ended October 30, 2004

Net Sales.   Net sales for the three months ended October 29, 2005 increased 5.0% to $254.4 million, as compared to $242.3 million for the three months ended October 30, 2004. The increase is attributable to a $19.2 million, or 185.6%, increase in non-comparable store sales offset by a $7.1 million, or 3.1%, decrease in comparable store sales. The increase in non-comparable store sales for the three months ended October 29, 2005 was primarily driven by new stores that had not been open for 13 full fiscal months as of October 29, 2005, and therefore were not included in the comparable store base, and sales from the JasmineSola stores acquired on July 19, 2005. In the comparable store base, average dollar sales per transaction increased 2.4%, while transactions per average store declined 5.1%, as compared to last year.

Gross Profit.   Gross profit decreased $11.0 million to $74.5 million, or 29.3% of net sales, for the three months ended October 29, 2005, as compared to $85.5 million, or 35.3% of net sales, for the three months ended October 30, 2004. The decrease in gross profit as a percentage of net sales is primarily due to lower merchandise margins as a result of increased cancellations and markdowns on fall merchandise. In addition, buying and occupancy costs increased as a percentage of net sales due to increasing rental costs on an average square foot basis for new and remodeled stores and negative comparable store sales.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased $1.4 million to $65.8 million, or 25.9% of net sales, for the three months ended October 29, 2005, as compared to $67.2 million, or 27.7% of net sales, for the three months ended October 30, 2004. The three months ended October 30, 2004 included charges of $4.7 million related to the terminated advisory services agreement with Bear Stearns Merchant Manager II, LLC. Since the termination of the advisory services agreement in October 2004, the Company no longer incurs such fees. The absence of these advisory services charges in the three months ended October 29, 2005 was partially offset by a $3.3 million increase in store selling expenses, as compared to last year, which is attributable to new stores.

Operating Income.   Operating income decreased $9.6 million to $8.7 million, or 3.4% of net sales, for the three months ended October 29, 2005, as compared to $18.3 million, or 7.6% of net sales, for the three months ended October 30, 2004.

Interest Expense, Net.   Net interest expense decreased $1.3 million to $1.7 million for the three months ended October 29, 2005, as compared to $3.0 million for the three months ended October 30, 2004. The decrease in net interest expense is primarily due to fluctuations in borrowings and reduction in interest rates resulting from the Company’s refinancing activities on March 16, 2004 and May 19, 2004 and the repayment of a $75.0 million term loan in connection with its initial public offering.

Loss on Modification and Extinguishment of Debt.   On October 13, 2004, using proceeds from its initial public offering, the Company repaid a $75.0 million term loan outstanding under the credit facility entered into on May 19, 2004, which resulted in a $1.7 million charge associated with the write-off of unamortized deferred financing costs. The Company had no such charges during the three months ended October 29, 2005.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. The Company measured the fair value of the contingent payment (“derivative instrument”) on March 16, 2004 and reported $16.3 million as a reduction to stockholders’ equity and as a current liability on the consolidated balance sheet. During the three months ended May 1, 2004, July 31, 2004, and October 30, 2004, the Company remeasured the fair value of the derivative instrument, which resulted in charges to earnings of $2.5 million, $14.3 million, and $12.6 million, respectively. In connection with the consummation of the initial public offering, the Company paid off its obligation to LFAS, Inc. in the amount of $45.7 million and, therefore, will not have incurred any such charges in the current fiscal year.

Provision for Income Taxes.   The effective tax rate for the three months ended October 29, 2005 was 40.5%, as compared to 550.0% for the three months ended October 30, 2004. The higher rate incurred in the prior year period was a direct result of non-deductible amounts primarily relating to the loss on derivative instrument of $12.6 million. The Company incurred no such non-deductible expenses during the three months ended October 29, 2005, which resulted in a lower effective tax rate.

Net Income (Loss).   For the reasons discussed above, net income increased $8.8 million to $4.2 million, or 1.6% of net sales, for the three months ended October 29, 2005, from a loss of $(4.6) million, or (1.9)% of net sales, for the three months ended October 30, 2004.

Nine Months Ended October 29, 2005 Compared to Nine Months Ended October 30, 2004

Net Sales.   Net sales for the nine months ended October 29, 2005 increased 5.7% to $778.9 million, as compared to $737.2 million for the nine months ended October 30, 2004. The increase is attributable to a $3.8 million, or 0.5%, increase in comparable store sales and a $37.9 million, or 150.1%, increase in non-comparable store sales. In the comparable store base, average dollar sales per transaction increased 3.6%, while transactions per average store declined 2.7%, as compared to last year. The increase in non-comparable store sales for the nine months ended October 29, 2005 was primarily driven by new stores that had not been open for 13 full fiscal months as of October 29, 2005, and therefore were not included in the comparable store base, and sales from the JasmineSola stores acquired on July 19, 2005.

Gross Profit.   Gross profit decreased $2.7 million to $254.8 million, or 32.7% of net sales, for the nine months ended October 29, 2005, as compared to $257.5 million, or 34.9% of net sales, for the nine months ended October 30, 2004. The decrease in gross profit as a percentage of net sales is primarily due to lower merchandise margins in the three months ended October 29, 2005 as a result of increased cancellations and markdowns on fall merchandise. In addition, buying and occupancy costs increased as a percentage of net sales due to increasing rental costs on an average square foot basis for new and remodeled stores and negative comparable store sales during the three months ended October 29, 2005.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased $7.0 million to $187.0 million, or 24.0% of net sales, for the nine months ended October 29, 2005, as compared to $194.0 million, or 26.3% of net sales, for the nine months ended October 30, 2004. The nine months ended October 30, 2004 included charges of $6.1 million related to the terminated advisory services agreement with Bear Stearns Merchant Manager II, LLC and $4.3 million related to a one-time grant of stock options to certain key executives. Since the termination of the advisory services agreement in October 2004, the Company no longer incurs such fees. The absence of the advisory services and stock option related charges in the nine months ended October 29, 2005 was partially offset by a $4.2 million increase in store selling expenses, as compared to last year, which is attributable to new stores.

Operating Income.   Operating income increased $4.4 million to $67.8 million, or 8.7% of net sales, for the nine months ended October 29, 2005, as compared to $63.4 million, or 8.6% of net sales, for the nine months ended October 30, 2004.

Interest Expense, Net.   Net interest expense decreased $3.3 million to $4.4 million for the nine months ended October 29, 2005, as compared to $7.7 million for the nine months ended October 30, 2004. The decrease in net interest expense is primarily due to fluctuations in borrowings and reduction in interest rates resulting from the Company’s refinancing activities on March 16, 2004 and May 19, 2004 and the repayment of a $75.0 million term loan in connection with its initial public offering.

Accrued Dividends—Redeemable Preferred Stock.   On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the Company’s initial public offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled.

Loss on Modification and Extinguishment of Debt.   On March 16, 2004, the Company repaid its $75.0 million, 10% subordinated note with proceeds from the Company’s amended and restated credit facility, which resulted in a $0.4 million charge associated with the write-off of unamortized deferred financing costs. On October 13, 2004, using proceeds from its initial public offering, the Company repaid a $75.0 million term loan outstanding under the credit facility entered into on May 19, 2004, which resulted in a $1.7 million charge associated with the write-off of unamortized deferred financing costs. The Company had no such charges during the nine months ended October 29, 2005.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. The Company measured the fair value of the contingent payment on March 16, 2004 and reported $16.3 million as a reduction to stockholders’ equity and as a current liability. During the nine months ended October 30, 2004, the Company remeasured the fair value of the derivative instrument, which resulted in a charge to earnings of $29.4 million. In connection with the consummation of the initial public offering, the Company paid off its obligation to LFAS, Inc. in the amount of $45.7 million and, therefore, will not have incurred any such charges in the current fiscal year.

Provision for Income Taxes.   The effective tax rate for the nine months ended October 29, 2005 was 40.2%, as compared to 102.7% for the nine months ended October 30, 2004. The higher rate incurred in the prior year period was a direct result of non-deductible amounts primarily relating to the loss on derivative instrument of $29.4 million and accrued dividends—redeemable preferred stock of $2.7 million. The Company incurred no such non-deductible expenses during the nine months ended October 29, 2005, which resulted in a lower effective tax rate.

Net Income (Loss).   For the reasons discussed above, net income increased $38.5 million to $37.9 million, or 4.9% of net sales, for the nine months ended October 29, 2005, from a loss of $(0.6) million, or (0.1)% of net sales, for the nine months ended October 30, 2004.

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores and remodeling of existing stores. Historically, the Company has financed these requirements from internally generated cash flow. The Company believes cash flows from operations, supplemented by borrowings under its revolving credit facility, if needed, will be sufficient to fund its capital and working capital requirements, as well as debt service obligations, for the next 12 months. The Company is in compliance with all debt covenants as of October 29, 2005.

The following tables contain information regarding the Company’s liquidity and capital resources:

	October 29, 2005	January 29, 2005	October 30, 2004
	(Amounts in thousands)
Cash and cash equivalents	$30,027	$85,161	$33,285
Working capital	$68,567	$83,105	$65,381

	Nine months ended October 29, 2005	Nine months ended October 30, 2004
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$31,187	$(7,914)
Net cash used in investing activities	$(89,916)	$(42,825)
Net cash provided by (used in) financing activities	$3,595	$(14,774)

Operating Activities

Net cash provided by operating activities was $31.2 million for the nine months ended October 29, 2005, as compared to net cash used by operating activities of $7.9 million for the nine months ended October 30, 2004. The increase in cash provided by operating activities for the nine months ended October 29, 2005, as compared to the same period last year, is primarily related to an increase in net income and changes in income taxes payable and other liabilities, partially offset by changes in accounts receivable, inventory and accounts payable. The increase in cash provided by other assets and liabilities, as compared to last year, is due to an increase in deferred rent primarily consisting of unamortized construction allowances.

Investing Activities

Cash used in investing activities was $89.9 million for the nine months ended October 29, 2005, as compared to $42.8 million of cash used in investing activities for the nine months ended October 30, 2004. These amounts exclude construction allowances, which are reported in operating activities on the consolidated statement of cash flows. The increase in cash used in investing activities is due to the acquisition of JasmineSola and increased capital expenditures related to the construction of 40 new stores and the remodeling of 40 existing stores in the nine months ended October 29, 2005, as compared to 22 new stores and 33 remodeled stores in the nine months ended October 30, 2004.

The Company plans to have opened 45 to 50 new stores and remodeled 40 to 45 stores during fiscal year 2005, ending the year operating approximately 522 stores, including 16 JasmineSola stores.

The Company projects total capital expenditures to be approximately $80.0 million in fiscal year 2005, as compared to $54.3 million in fiscal year 2004. These amounts exclude construction allowances. Historically, the Company has financed such capital expenditures with cash from operations and borrowings under its credit facility, if needed. The Company believes that it will continue to finance ongoing capital expenditures in this manner.

Financing Activities

Net cash provided by financing activities was $3.6 million for the nine months ended October 29, 2005, as compared to net cash used in financing activities of $14.8 million for the nine months ended October 30, 2004. Net cash provided by financing activities for the nine months ended October 29, 2005 resulted primarily from a $4.7 million tax benefit related to the exercise of stock options offset by a $1.3 million repayment of debt outstanding under the terminated JasmineSola credit facility. Net cash used in financing activities for the nine months ended October 30, 2004 consisted of the following: net proceeds of $105.4 million from the Company’s initial public offering; proceeds of $75.0 million from the amended and restated credit facilities entered into on March 16, 2004; proceeds of $75.0 million from the credit facility entered into on May 19, 2004; the repayment of a $75.0 million, 10% subordinated note, plus accrued and unpaid interest; the payment of $36.3 million to repurchase the common stock warrant from LFAS, Inc.; the payment of $72.4 million to redeem substantially all of the Company’s outstanding Series A preferred stock; the repayment of a $75.0 million term loan outstanding under the credit facility entered into on May 19, 2004; and the payment of $7.1 million in fees and expenses related to these transactions.

Long-Term Debt and Credit Facilities

The Company’s amended and restated credit facilities currently consist of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility. As of October 29, 2005, the Company had availability under its revolving credit facility of $63.3 million, net of letter of credit accommodations outstanding of $16.0 million, as compared to availability of $54.7 million, net of letter of credit accommodations outstanding of $16.8 million, as of October 30, 2004.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the nine months ended October 29, 2005 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company tests for impairment of intangible assets annually as required by this Statement. The Company’s intangible assets relate primarily to the New York & Company trademark, the JasmineSola trademark, and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the “relief from royalty method” and were determined to have an indefinite life by an independent appraiser. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s fiscal year 2004 impairment test did not result in any impairment charge and the Company has no reason to believe any impairment occurred during the nine months ended October 29, 2005. The values assigned to the JasmineSola trademark and goodwill associated with the acquisition of JasmineSola are preliminary and are expected to be adjusted as additional information concerning asset and liability valuations are finalized.

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

Currency Exchange Rates.   The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which it pays U.S. Dollars. In July 2005, China announced that it would increase the value of the Chinese Yuan and abandon its fixed exchange rate against the U.S. Dollar to now link to a basket of world-currencies. Since July 2005, the Chinese Yuan has strengthened by approximately 2% against the U.S. Dollar. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China.

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

PART II.
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 19, 2005.

ITEM 1a.   RISK FACTORS

On July 19, 2005, the Company acquired JasmineSola. Failure to successfully integrate the newly acquired business into the Company’s existing business without encountering significant delays, costs or other difficulties may have an adverse effect on the Company’s financial condition and results of operation.

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

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)
Dated:	December 13, 2005