Form 10-K
period 2006-01-28
New York & Company, Inc.
filed 2006-04-07
CIK 1211351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-32315

NEW YORK & COMPANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-1031445
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
450 West 33rd Street, 5th Floor,
NEW YORK, NEW YORK	10001
(Address of principal executive offices)	(Zip Code)

(212) 884-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates as of July 29, 2005 was approximately $344.7 million, using the closing price per share of $23.54, as reported on the New York Stock Exchange as of such date.

The number of shares of registrant’s common stock outstanding as of March 31, 2006 was 55,321,873.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

Part I

Item 1.   Business

Overview

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores. The target customers for New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of January 28, 2006, the Company operated 519 retail stores with 3.3 million selling square feet in 45 states, including 14 stores acquired from JasmineSola and two new JasmineSola stores. Trademarks referenced in this Annual Report on Form 10-K appear in italic type and are the property of the Company. Unless otherwise noted, the description of the Company’s business in this Annual Report on Form 10-K refers to the New York & Company business.

The Company offers a merchandise assortment consisting of casual and wear-to-work apparel and accessories, including pants, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags and jewelry. The Company’s merchandise reflects current fashions and fulfills a broad spectrum of its customers’ lifestyle and wardrobe requirements.

The Company positions its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. The Company believes its stores create an exciting shopping experience through the use of compelling window displays, creative and coordinated merchandise presentations and in-store promotional signage. The Company’s stores are typically concentrated in large population centers of the United States and are located in shopping malls, lifestyle centers and off-mall locations, including urban street locations.

The Company was founded in 1918 and operated as a subsidiary of Limited Brands from 1985 to 2002. Beginning in 1996, the Company undertook a series of significant strategic initiatives intended to improve its profitability and position it for future growth. These initiatives included:

•       Real Estate Portfolio Rationalization. Starting in 1996, the Company began a thorough evaluation of its store real estate portfolio in an effort to rationalize its store base through the closing of underperforming locations. The Company concluded that a significant number of its stores were either too large or located in undesirable locations. Since 1996, the Company closed 442 stores that were collectively only marginally profitable. These stores had an average size of approximately 8,300 gross square feet compared to approximately 5,500 gross square feet for the Company’s new store model. The Company’s real estate rationalization is substantially complete.

•       In-House Design and Sourcing Model Implementation. Beginning in 1997, the Company implemented an in-house flexible, cost-effective design and sourcing model that allowed it to bring a broader range of merchandise to market more rapidly and efficiently and to capitalize on current trends and fast-selling items. Concurrent with this change, all merchandise in the New York & Company stores was converted to carry the New York & Company label.

•       Brand Repositioning. During 2000, the Company completed a comprehensive brand evaluation and began a transition from the Lerner New York store name to the New York & Company brand. The Company made significant changes across the marketing and merchandising elements of its business, including storefront signage, packaging, in-store visuals and promotional materials.

Currently, all of the Company’s stores operate under New York & Company storefront signage. Over the next several years, the Company intends to further modernize its brand image by remodeling a significant portion of its current New York & Company store base to create an environment that reinforces a consistent brand image, including changing the interior of these stores from the previous format to the current New York & Company design.

New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. (“Lerner Holding”) and its subsidiaries from Limited Brands, Inc. (“Limited Brands”), an unrelated company. On November 27, 2002, several limited partnerships controlled by Bear Stearns Merchant Capital II, L.P. (together with any affiliates through which such partnerships invest, “Bear Stearns Merchant Banking”) acquired Lerner Holding and its subsidiaries from Limited Brands (the “acquisition of Lerner Holding”).

On October 6, 2004, the Company completed an initial public offering of 11,500,000 shares of common stock, including the underwriters’ over-allotment option, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share.

On January 25, 2006, the Company completed a public offering of 8,050,000 shares of common stock, including the underwriters’ over-allotment option, of which 130,000 shares were offered by the Company and 7,920,000 shares were offered by certain selling stockholders at a price to the public of $18.50 per share.

The Company’s Growth Strategies

Expand the Company’s Store Base

Increasing market penetration by opening new stores is an important component of the Company’s growth strategies. The Company is also remodeling its existing stores to improve sales productivity and the consistency of the customers’ brand experience. The Company opened 46 stores, including two JasmineSola stores, in fiscal year 2005, adding 203,302 selling square feet, ending the fiscal year operating 519 stores with 3.3 million selling square feet. The Company intends to open an additional 50 to 60 stores, including eight to 10 JasmineSola stores, in fiscal year 2006. During fiscal year 2005, the Company remodeled 41 stores and closed 17 stores, resulting in a reduction of 177,367 selling square feet. The reduction in non-productive selling square feet is an integral component of the Company’s program to improve productivity and profitability.

Increase Sales of Apparel and Further Penetrate Existing Accessories Product Categories

The Company intends to continue to grow sales of both apparel and accessories products. The Company believes that it can increase sales of apparel by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points. The Company believes expansion of the accessories product categories represents an opportunity to increase the productivity of its store base and thereby increase sales and profits. The Company has successfully launched a new accessories merchandise area in several of its existing stores. The Company has been encouraged by the results and plans on incorporating accessories merchandise areas in connection with a portion of its new and remodeled stores. The Company had 60 such stores in operation as of January 28, 2006.

Enhance Brand Image and Increase Customer Loyalty

The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, customer service, direct marketing and advertising.

The Company’s brand has gained strong recognition and endorsement by its target customers. The Company believes a nationally recognized brand will further drive brand awareness, merchandise sales and customer loyalty.

Further Improve Profitability

As the Company continues to grow its business, it intends to maximize economies of scale and increase operational efficiencies to improve profitability.

Design and Merchandising

The Company’s product development group, led by its merchant buyers and designers, is dedicated to consistently delivering to its customers high-quality fashion apparel and accessories at competitive prices. In 1997, the Company’s product development process was reconfigured to support internal design rather than market purchase of designs. Consistent with that philosophy, New York & Company stores carry only internally designed New York & Company brand merchandise. The Company also refined its product development cycle to reduce development time and increase consumer testing prior to the completion of major purchase orders. The Company seeks to provide its customers with key fashion items of the season, as well as a broad assortment of coordinating apparel items and accessories that will complete their wardrobe. The Company’s merchandising, marketing and promotional efforts encourage multiple unit and outfit purchases.

New product lines are introduced into the Company’s stores in six major deliveries each year (spring, summer, transition, fall, holiday and pre-spring) that are updated with selected new items every four to six weeks to keep the merchandise current. Product line development begins with the introduction of design concepts, key styles and the initial assortment selection for the product line. The Company’s designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items that will appeal to its target customer, designing the product line and presenting it to the Company’s merchants for review. The Company’s merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces to guide the designers, as well as buying, testing and editing the line during the season on an ongoing basis.

Sourcing

The Company’s sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

Sourcing Relationships.   The Company purchases apparel and accessories both from importers and directly from manufacturers. The Company’s relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company’s purchasing requirements with the factories. The Company’s unit volumes, long-established vendor relationships and its knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company sources from approximately 22 countries and it is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company’s broad sourcing network allows it to meet its objectives of quality, cost, speed to market, and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. In fiscal year 2005, the Company sourced nearly 100% of its merchandise from China, Indonesia, Hong Kong, Taiwan, Macau, Saipan, Guatemala, Vietnam, Sri Lanka, Philippines, United States, Cambodia, India, Dominican Republic, and the Republic of Korea. The Company’s largest country sources are China, Macau and Hong Kong, which represented approximately 49% of purchases in fiscal year 2005.

Quality Assurance and Compliance Monitoring.   As part of the Company’s transition services agreement with Limited Brands, the Company uses Independent Production Services (“IPS”), a unit of Limited Brands, to provide the Company with monitoring of country of origin, point of fabrication compliance, code of business conduct and labor standards compliance, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. The Company’s quality assurance field inspectors or IPS representatives visit each apparel factory prior to its first bulk garment production to ensure that the factory quality control associates understand and comply with the Company’s requirements. The Company’s independent buying agents and importers also conduct in-line factory and final quality audits. Under the transition services agreement with Limited Brands, the Company’s inbound shipments are further audited by Limited Brands for visual appearance and measurement. Monthly audit reports are sent to all buying agents and factories, and any factories not performing at expected levels are either put on IPS’s continuous improvement plan designed to improve their quality statistics or are removed from the approved factory list.

Distribution and Logistics

Limited Brands provides the Company with certain warehousing and distribution services under the transition services agreement. All of the Company’s merchandise is received, inspected, processed, warehoused and distributed through Limited Brands’ distribution center in Columbus, Ohio. Details about each receipt are supplied to the Company’s store inventory planners, who determine how the product should be distributed among the Company’s stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores. The Company believes its costs related to distribution are competitive for the apparel industry. For further information regarding the transition services agreement with Limited Brands, see Item 13 “Certain Relationships and Related Transactions” in this Annual Report on Form 10-K.

Real Estate

As of January 28, 2006, the Company operated 519 stores in 45 states with an average of 6,271 selling square feet per store as compared to 6,701 selling square feet per store as of January 29, 2005. This reduction in average selling square footage is an integral component of the Company’s program to improve productivity and profitability. All of the Company’s stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened/acquired during fiscal year		Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2001	560	6		(44)	23	522
2002	522	2		(31)	9	493
2003	493	5		(30)	15	468
2004	468	26		(18)	40	476
2005	476	60	(a)	(17)	41	519

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened/acquired during fiscal year		Reduction of selling square feet for stores closed during fiscal year	Reduction of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2001	4,166,769	30,567		(317,746)	(56,377)	3,823,213
2002	3,823,213	10,136		(212,607)	(26,370)	3,594,372
2003	3,594,372	21,321		(236,394)	(60,833)	3,318,466
2004	3,318,466	115,487		(131,253)	(112,930)	3,189,770
2005	3,189,770	242,062	(a)	(125,422)	(51,945)	3,254,465

(a)           Includes 16 JasmineSola stores with 46,838 selling square feet, of which 14 stores with 38,760 selling square feet were acquired in the JasmineSola acquisition on July 19, 2005.

Store Count by State as of January 28, 2006

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	9	Louisiana	9	North Dakota	1
Arizona	9	Maine	2	Ohio	23
Arkansas	1	Maryland	16	Oklahoma	4
California	48	Massachusetts	20	Oregon	1
Colorado	4	Michigan	17	Pennsylvania	29
Connecticut	10	Minnesota	9	Rhode Island	3
Delaware	1	Mississippi	7	South Carolina	11
Florida	27	Missouri	13	South Dakota	1
Georgia	19	Nebraska	3	Tennessee	8
Idaho	1	Nevada	3	Texas	43
Illinois	28	New Hampshire	1	Utah	2
Indiana	9	New Jersey	24	Virginia	18
Iowa	2	New Mexico	3	Washington	2
Kansas	1	New York	47	West Virginia	5
Kentucky	5	North Carolina	17	Wisconsin	3
				Grand Total	519

Site Selection.   Since the acquisition of Lerner Holding by Bear Stearns Merchant Banking from Limited Brands in 2002, the Company established its own dedicated real estate management team. The Company’s real estate team is responsible for new store site selection. In selecting a specific location for a new store, the Company targets high-traffic, prime real estate in locations with demographics reflecting concentrations of the Company’s target customers and a complementary tenant mix. The Company’s real estate management team has currently identified a significant number of target sites in existing malls and off-mall locations with appropriate market characteristics. The Company plans to open approximately 50 to 60 stores, including eight to 10 JasmineSola stores, in fiscal year 2006. The Company expects to fund its store openings with cash flow from operations and, if necessary, borrowings under its revolving credit facilities.

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

Pricing and Promotional Strategy.   The Company’s in-store pricing and promotional strategy is designed to drive customer traffic and promote brand loyalty. The promotional pricing strategy is designed to encourage multiple unit sales. Select key items are also prominently displayed in store windows at competitive prices to drive traffic into the stores.

Inventory Management.   The Company’s inventory management systems are designed to maximize merchandise profitability and increase inventory turns. The Company constantly monitors inventory turns on the selling floor and uses pricing and promotions to maximize sales and profitability and to achieve inventory turn goals. The Company has a refined inventory loss prevention program that is integrated with the store operations and finance departments of its business. This program includes electronic article surveillance systems in a majority of stores as well as the monitoring of merchandise returns, merchandise voids, employee sales and deposits, and educating store personnel on loss prevention.

Field Sales Organization.   Store operations are organized into seven regions and 51 districts. Each region is managed by either a regional vice president or a regional sales manager, depending upon the size of the region. The Company staffs approximately 51 district managers, with each typically responsible for the sales and operations of 10 stores on average. Each store is typically staffed with a store manager, a co-sales manager and an assistant sales manager, as required, in addition to hourly sales associates. The Company has approximately 1,900 in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is based on monthly sales performance, effective labor management and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company conducts independent surveys of customer satisfaction in all major stores on a recurring basis. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company’s customers’ shopping experience.

Brand Building and Marketing

The Company believes that its New York & Company brand is among its most important assets. The Company’s ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes that its combination of fashion-oriented apparel, accessories and attractive price points differentiates its brand from its competitors. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of this brand through, among other things, advertising, in-store marketing, direct mail marketing, and email communications. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

The Company believes that it is strategically important to communicate on a regular basis directly with its current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing, e-mail communications and in-store presentation. The Company uses its customer database, which includes in excess of 6 million customers who have made purchases within the last twelve months, to design marketing programs to its core customers. The Company hosts pictures of its current merchandise offerings as well as promotional advertising on its website at www.nyandcompany.com.

Customer Credit

The Company has a credit card processing agreement with a third party (the ‘‘administration company’’) that provides the services of the Company’s proprietary credit card program. The Company allows payments on this credit card to be made in its stores as a service to its customers. The administration company owns the credit card account, with no recourse to the Company. All of the Company’s proprietary credit cards carry the New York & Company brand. These cards provide purchasing power to customers and additional vehicles for the Company to communicate product offerings. Sales on these cards comprised approximately 28% of total net sales in both fiscal year 2005 and fiscal year 2004.

Management Information Systems

Management information systems are a key component of the Company’s business strategy and the Company is committed to utilizing technology to enhance its competitive position. The Company’s information systems integrate data from the field sales, design, merchandising, planning and distribution, and financial reporting functions. The Company’s core business systems consist of both purchased and internally developed software, operating on UNIX and AS400 platforms. These systems are accessed over a company-wide network and provide corporate employees with access to key business applications.

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

Competition

The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company believes its competitors include Express, The Limited, Gap, Ann Taylor LOFT, Old Navy and JCPenney, among others. The Company differentiates itself from its competitors on the basis of its fashion and proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

Intellectual Property

The Company believes that it has all of the registered trademarks it needs to protect its New York & Company, Lerner, Lerner New York, City Crepe, City Spa, City Stretch, New York Jeans and JasmineSola brands and it vigorously enforces all of its trademark rights.

Brylane Agreement.   In 1993, Limited Brands granted Brylane, a catalog and internet sales company, a license to use various trademarks of Lerner New York, Inc. in connection with the design, manufacture, distribution and sale of apparel and accessories through mail order catalogues and on the internet. The Company retains all other rights to the Lerner New York trademark. The license agreement does not provide Brylane any rights to the New York & Company brand or New York & Company-branded merchandise. The Brylane license will terminate on January 11, 2007.

Employees and Labor Relations

The Company’s collective bargaining agreement with Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO that was set to expire in August 2005 is under renegotiation. A signed extension agreement is in effect until June 30, 2006. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company’s total employees.

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

A substantial portion of the Company’s merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. In addition, some of the Company’s imported products are eligible for certain duty-advantaged programs; for example, the North American Free Trade Agreement, the African Growth and Opportunity Act, the U.S. Caribbean Basin Trade Partnership Act and the Caribbean Basin Initiative. While importation of goods from some countries from which the Company buys its products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and believes that it has the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company’s business.

Available Information

The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing, or furnishing, such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company’s Audit Committee, Ethics Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company’s Governance Guidelines, Code of Conduct for Associates, and Code of Conduct for Suppliers, are also available on the website or in print upon written request by any stockholder to the Corporate Secretary at 450 West 33rd Street, Fifth Floor, New York, New York 10001.

Item 1A.   Risk Factors

The Company’s growth strategy includes the addition of a significant number of new stores each year. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company’s growth strategy may strain its resources and cause the performance of its existing stores to suffer.

The Company’s growth will largely depend on its ability to open and operate new stores successfully. The Company intends to continue to open a significant number of new stores in future years while remodeling a portion of its existing store base annually. The Company opened 46 stores, including two JasmineSola stores, in fiscal year 2005. The Company intends to open an additional 50 to 60 stores, including eight to 10 JasmineSola stores, in fiscal year 2006. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. The Company’s proposed expansion also will place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its existing stores. In addition, to the extent that the Company’s new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its expansion through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

The Company’s net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during the Company’s peak seasons could have a disproportionate effect on its overall financial condition and results of operations. The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its first and fourth quarters. You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality” for more information.

Any decrease in sales or margins during either of these periods could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations also affect the Company’s inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period. If the Company is not successful in selling its inventory, it may have to write down the value of its inventory or sell it at significantly reduced prices or the Company may not be able to sell such inventory at all, which could have a material adverse effect on the Company’s financial condition and results of operations.

Fluctuations in comparable store sales and results of operations could cause the price of the Company’s common stock to decline substantially.

The Company’s results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2003 through fiscal year 2005, the Company’s quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 3.1%. The Company cannot ensure that it will be able to achieve a high level of comparable store sales in the future.

The Company’s comparable store sales and results of operations are affected by a variety of factors, including:

•       fashion trends;

•       mall traffic;

•       calendar shifts of holiday or seasonal periods;

•       the effectiveness of the Company’s inventory management;

•       changes in the Company’s merchandise mix;

•       the timing of promotional events;

•       weather conditions;

•       changes in general economic conditions and consumer spending patterns; and

•       actions of competitors or mall anchor tenants.

If the Company’s future comparable store sales fail to meet expectations, then the market price of the Company’s common stock could decline substantially. You should refer to the section entitled ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for more information.

If the Company is not able to respond to fashion trends in a timely manner or launch new product lines successfully, it may be left with unsold inventory, experience decreased profits or incur losses or suffer reputational harm to its brand image.

The Company’s success depends in part on management’s ability to anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully identify or react to changing styles or trends and misjudges the market for its products or any new product lines, its sales may be lower, gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its financial condition and results of operations. The Company’s brand image may also suffer if customers believe that it is no longer able to offer the latest fashions.

A reduction in the volume of mall traffic could significantly reduce the Company’s sales and leave it with unsold inventory, reducing the Company’s profits or creating losses.

Many of the Company’s stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. The Company’s stores benefit from the ability of the mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from internet retailers, non-mall retailers and other malls where the Company does not have stores and the closing of other stores in the malls in which the Company’s stores are located. A reduction in mall traffic as a result of these or any other factors could materially adversely affect the Company’s business.

Because of the Company’s focus on keeping its inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could have a disproportionately large effect on the Company’s business, financial conditions and results of operations because it would be forced to mark down inventory.

Extreme weather conditions in the areas in which the Company’s stores are located could have a material adverse effect on the Company’s business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for the Company’s customers to travel to its stores. The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company’s inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect the Company’s business, financial condition and results of operations.

If third parties who manage some aspects of the Company’s business do not adequately perform their functions, the Company might experience disruptions in its business, leaving it with inadequate or excess inventories resulting in decreased profits or losses.

Limited Brands handles the distribution of the Company’s merchandise through its distribution facility in Columbus, Ohio pursuant to a transition services agreement. The efficient operation of the Company’s stores is dependent on its ability to distribute merchandise to locations throughout the United States in a timely manner. The Company depends on Limited Brands to receive, sort, pack and distribute substantially all of the Company’s merchandise. As part of the transition services agreement, Limited

Brands contracts with third-party transportation companies to deliver the Company’s merchandise from foreign ports to their warehouses and to the Company’s stores. Any failure by any of these third parties to respond adequately to the Company’s warehousing and distribution needs would disrupt the Company’s operations and negatively impact its profitability.

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

Limited Brands may terminate those portions of the transition services agreement which provide for the distribution of the Company’s merchandise and the compliance monitoring provided by IPS, upon the earlier of November 2007, the occurrence of certain types of changes of control, or the Company’s failure to perform any of its material obligations under the transition services agreement. If Limited Brands terminates a portion or all of the Company’s transition services agreement, the Company may not be able to replace the services on terms acceptable to it or at all. The Company’s failure to successfully replace the services could have a material adverse effect on the Company’s business and prospects.

The Company may rely on third parties for the implementation and/or management of certain aspects of its information systems infrastructure. Failure by any of these third parties to implement and/or manage the Company’s information systems infrastructure effectively could disrupt its operations and negatively impact its profitability.

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

Since the Company relies significantly on foreign sources of production, it is at risk from a variety of factors that could leave it with inadequate or excess inventories, resulting in decreased profits or losses.

The Company purchases apparel and accessories in foreign markets, with a significant portion coming from China, Macau and Hong Kong. The Company does not have any long-term merchandise supply contracts and many of its imports are subject to existing or potential duties, tariffs or quotas. The Company competes with other companies for production facilities and rights to import merchandise under quota limitations.

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

•       heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales and damage to the reputation of the Company’s brand;

•       disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•       the migration and development of manufacturers, which can affect where the Company’s products are or will be produced;

•       imposition of regulations and quotas relating to imports and the Company’s ability to adjust in a timely manner to changes in trade regulations, which among other things, could limit the Company’s ability to source products from countries that have the labor and expertise needed to manufacture its products on a cost-effective basis;

•       imposition of duties, taxes and other charges on imports; and

•       currency volatility.

Any of the foregoing factors, or a combination thereof, could have a material adverse effect on the Company’s business.

The Company’s manufacturers may be unable to manufacture and deliver products in a timely manner or meet its quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

The Company purchases apparel and accessories from importers and directly from third-party manufacturers. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company’s control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.

The Company’s ability to successfully integrate newly acquired businesses into its existing business, to the extent it consummates acquisitions in the future, will affect the Company’s financial condition and results of operations.

The process of integrating acquired businesses into the Company’s existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that the Company may encounter in integrating the operations of acquired businesses could have a material adverse effect on its results of operations and financial condition. Moreover, the Company may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. In addition, future acquisitions of businesses may require the Company to assume or incur additional debt financing, resulting in additional leverage.

The Company relies on its manufacturers to use acceptable ethical business practices, and if they fail to do so, the New York & Company brand name could suffer reputational harm and the Company’s sales could decline or its inventory supply could be interrupted.

The Company requires its manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, the Company imposes upon its business partners operating guidelines that require additional obligations in order to promote ethical business practices. The Company’s staff, the staff of IPS and the staff of the Company’s non-exclusive buying agents and importers periodically visit and monitor the operations of the Company’s manufacturers to determine compliance. However, the Company does not control its manufacturers or their labor and other business practices. If one of the Company’s manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to the Company could be interrupted, orders could be canceled, relationships could be terminated and the Company’s reputation could be damaged. Any of these events could have a material adverse effect on the Company’s revenues and, consequently, its results of operations.

The Company may be unable to protect its trademarks, which could diminish the value of its brand.

The Company’s trademarks are important to its success and competitive position. The Company’s major trademarks are New York & Company, Lerner, Lerner New York, City Crepe, City Spa, City Stretch, New York Jeans and JasmineSola and are protected in the United States and internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; response to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of its trademark portfolio in the United States and foreign countries; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiation and defense of opposition and/or cancellation proceedings, including discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating the Company’s products and infringing on the Company’s intellectual property rights. Imitation or counterfeiting of the Company’s products or other infringement of the Company’s intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company’s or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company’s marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company’s trademarks could result in a material adverse effect on the Company’s business.

The Company relies on its information systems infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support the Company’s information systems and various business processes. The Company’s business and reputation could suffer if its infrastructure fails to perform as intended.

The Company relies on purchased or leased hardware and software licensed from third parties or internally developed in order to manage its business. The Company’s ability to maintain and upgrade its information systems infrastructure is critical to the success of its business. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to the Company’s infrastructure or loss of the right to use any of this hardware or software could affect the Company’s operations, which could negatively affect the Company’s business until corrected or until equivalent technology is either developed by the Company or, if available, is identified, obtained and integrated. In addition, the software underlying the Company’s operations can contain undetected errors. The Company may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying the Company’s operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to the Company’s reputation which could adversely affect the Company’s business, financial condition and results of operations.

Because the Company’s brand is associated with all of its New York & Company merchandise in addition to its stores, the Company’s success depends heavily on the value associated with its brand. If the value associated with the Company’s brand were to diminish, the Company’s sales could decrease, causing lower profits or losses.

The Company’s success depends on the New York & Company brand and its value. The New York & Company name is integral to the Company’s existing business, as well as to the implementation of its strategy for growing and expanding its business. The New York & Company brand could be adversely affected if the Company’s public image or reputation were to be tarnished, which could result in a material adverse effect on the Company’s business.

The Company may be unable to compete favorably in the highly competitive retail industry, and if it loses customers to its competitors, its sales could decrease causing a decrease in profits or losses.

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

The Company is subject to numerous regulations that could affect its operations. Changes in such regulations could impact the operation of its business through delayed shipments of its goods, fines or penalties that could affect its profitability.

The Company is subject to customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company’s proprietary credit cards and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company’s knowledge, or are violated by the Company’s employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The covenants in the Company’s credit facilities impose restrictions that may limit its operating and financial flexibility.

The Company’s credit facilities contain a number of significant restrictions and covenants that limit its ability to:

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

•       conduct transactions with affiliates; or

•       designate the Company’s subsidiaries as unrestricted subsidiaries.

In addition, the Company’s credit facilities include other and more restrictive covenants and prohibit it from prepaying its other indebtedness while indebtedness under its credit facilities is outstanding. The agreement governing the Company’s credit facilities also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond the Company’s control.

The restrictions contained in the agreement governing the Company’s credit facilities could:

•       limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict its activities or business plans; and

•       adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in the Company’s interest.

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios could result in a default under the agreement governing its credit facilities. If a default occurs, the lenders under the credit facilities may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable.

The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If the Company is unable to repay outstanding borrowings when due, the lenders under the credit facilities also have the right to proceed against the collateral, including the Company’s available cash, granted to them to secure the indebtedness.

The Company is a ‘‘controlled company,’’ and the interests in its business of its controlling stockholders may be different from yours.

Pursuant to a stockholders agreement among certain stockholders of the Company, Bear Stearns Merchant Banking is able to, subject to applicable law, designate a majority of the members of the Board of Directors of the Company and control actions to be taken by the Company and its Board of Directors, including amendments to the Company’s restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The directors so elected will have the authority, subject to the terms of the Company’s indebtedness and the rules and regulations of the New York Stock Exchange, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Because Bear Stearns Merchant Banking owns more than 50% of the voting power of the Company, the Company is considered a ‘‘controlled company’’ for the purposes of the New York Stock Exchange listing requirements. As such, the Company is permitted to, and has opted out of, the New York Stock Exchange corporate governance requirements that: its Board of Directors, its Compensation Committee and its Nominating and Corporate Governance Committee meet the standard of independence established by those corporate governance requirements. As a result, the Company’s Board of Directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those independence standards were to apply. The New York Stock Exchange independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Four of the Company’s directors are employees of the merchant banking group of Bear, Stearns & Co. Inc. and manage the investments of Bear Stearns Merchant Banking, the Company’s largest stockholder. It is possible that the interests of Bear Stearns Merchant Banking may in some circumstances conflict with the Company’s interests and the interests of its other stockholders.

Provisions in the Company’s restated certificate of incorporation and Delaware law may delay or prevent the Company’s acquisition by a third party.

The Company’s restated certificate of incorporation contains a ‘‘blank check’’ preferred stock provision. Blank check preferred stock enables the Company’s Board of Directors, without stockholders approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as the Company’s Board of Directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

These provisions may make it more difficult or expensive for a third party to acquire a majority of the Company’s outstanding voting common stock. The Company is also subject to certain provisions of Delaware law which could delay, deter or prevent the Company from entering into a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in the Company’s stockholders receiving a premium over the market price for their stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

All of the Company’s stores, encompassing approximately 4.1 million total gross square feet as of January 28, 2006, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay property taxes and utilities, as well as common area maintenance and marketing fees. The Company also leases approximately 164,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.   Legal Proceedings

On February 21, 2006, a consent judgment was approved by the California Superior Court for the County of Alameda, thus resolving the previously disclosed issue concerning allegations of excessive lead in one of Lerner New York, Inc.’s jewelry products. Under the terms of the Consent Judgment and related settlement agreement, Lerner New York, Inc. contributed a nominal amount to the pool of settling defendants’ settlement funds and paid nothing in civil penalties.

There are other various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended January 28, 2006.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been listed and publicly traded on the New York Stock Exchange under the symbol “NWY” since October 7, 2004. The number of holders of record of common stock at March 31, 2006 was 170. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2005
Fourth quarter	$22.63	$12.75
Third quarter	$23.50	$11.78
Second quarter	$24.28	$17.80
First quarter	$20.85	$16.35
Fiscal Year 2004
Fourth quarter	$24.41	$14.76
Third quarter (commencing October 7, 2004)	$21.10	$18.40

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

Item 6.   Selected Financial Data

The following table sets forth selected consolidated financial data for Lerner Holding for the periods presented prior to the acquisition of Lerner Holding by Bear Stearns Merchant Banking from Limited Brands on November 27, 2002 and consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented after such acquisition. The consolidated financial data for the year ended January 28, 2006, referred to as “fiscal year 2005,” the year ended January 29, 2005, referred to as ‘‘fiscal year 2004,’’ the year ended January 31, 2004, referred to as ‘‘fiscal year 2003,’’ and the period from November 27, 2002 to February 1, 2003, referred to as ‘‘successor 2002,’’ have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries. The consolidated financial data for the period from February 3, 2002 to November 26, 2002, referred to as ‘‘predecessor 2002,’’ has been derived from the audited consolidated financial statements for Lerner Holding. The consolidated financial data for the year ended February 2, 2002, referred to as ‘‘fiscal year 2001,’’ has been derived from the audited consolidated financial data of Lerner Holding.

The selected consolidated financial data should be read in conjunction with ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Company’s consolidated financial statements and the notes thereto.

(amounts in thousands, except per share data)	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002	Fiscal Year 2001
	(Successor)				(Predecessor)
Statements of operations data:
Net sales	$1,130,544	$1,040,028	$961,780	$225,321	$706,512	$940,230
Cost of goods sold, buying and occupancy costs(1)	764,042	682,939	673,896	182,167	516,230	705,526
Gross profit	366,502	357,089	287,884	43,154	190,282	234,704
Selling, general and administrative expenses	262,441	262,201	232,379	42,986	191,091	230,874
Operating income (loss)	104,061	94,888	55,505	168	(809)	3,830
Interest expense (income), net	5,726	9,256	10,728	2,016	(5)	(55)
Accrued dividends—redeemable preferred stock(2)	—	2,703	—	—	—	—
Loss on modification and extinguishment of debt(3)	933	2,034	1,194	—	—	—
Loss on derivative instrument(4)	—	29,398	—	—	—	—
Income (loss) before income taxes	97,402	51,497	43,583	(1,848)	(804)	3,885
Provision (benefit) for income taxes	38,914	34,059	18,557	(758)	(189)	1,730
Net income (loss)	58,488	17,438	25,026	(1,090)	(615)	2,155
Accrued dividends - redeemable preferred stock(2)	—	—	8,363	1,419	—	—
Net income (loss) available for common stockholders	$58,488	$17,438	$16,663	$(2,509)	$(615)	$2,155
Net earnings (loss) per share of common stock:
Basic	$1.08	$0.37	$0.38	$(0.06)	$(0.01)	$0.05
Diluted	$1.02	$0.33	$0.31	$(0.06)	$(0.01)	$0.05
Weighted average shares outstanding:
Basic shares of common stock	53,923	47,323	43,761	43,760	43,760	43,760
Diluted shares of common stock	57,316	52,726	53,792	43,760	43,760	43,760

(amounts in thousands)	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002	Fiscal Year 2001
	(Successor)				(Predecessor)
Balance sheet data (at period end):
Cash and cash equivalents	$57,436	$85,161	$98,798	$79,824	$4,248	$7,488
Working capital	47,701	83,105	93,693	84,596	89,959	59,186
Total assets	406,275	330,188	292,409	288,571	267,462	235,924
Total debt(4)	37,500	75,000	82,500	95,029	—	—
Redeemable preferred stock(4)	—	—	69,697	61,419	—	—
Stockholders’ equity (deficit)(4)	$179,050	$103,283	$13,022	$(3,751)	$152,615	$122,026

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

(2)             In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective for the first interim period beginning after June 15, 2003. In accordance with SFAS 150, the Company adopted this Statement in February 2004 by recording accrued dividends-redeemable preferred stock as an expense in the consolidated statements of operations and as a liability in the consolidated balance sheets.

(3)             In fiscal year 2005, unamortized deferred financing costs of $0.9 million were written-off in connection with the prepayment of the $75.0 million March 16, 2004 term loan. In fiscal year 2004, $0.4 million of unamortized deferred financing costs were written-off in connection with the early repayment of the 10% subordinated note and $1.7 million of unamortized deferred financing costs were written-off in connection with the prepayment of the $75.0 million May 19, 2004 term loan. Refer to footnote 4 below. In fiscal year 2003, $1.2 million represents an early repayment termination fee of $0.2 million and a $0.6 million write-off of unamortized deferred financing costs associated with the early repayment of the Company’s $20.0 million subordinated notes in addition to the write-off of $0.4 million of unamortized deferred financing costs associated with an amendment of the credit facility in 2003.

(4)             On March 16, 2004, the Company amended and restated its credit facility to include a three-year $75.0 million term loan (“March 16, 2004 term loan”). The Company used $75.0 million of term loan proceeds, together with $32.2 million of cash on-hand, to repay the $75.0 million principal amount, 10% subordinated note, plus $10.0 million of accrued interest; repurchase from LFAS, Inc., an affiliate of Limited Brands, the common stock warrant for $20.0 million plus a contingent obligation; and pay $2.2 million of fees and expenses associated with these transactions. The Company measured the fair value of the contingent obligation (“derivative instrument”) on March 16, 2004 and reported $16.3 million as a reduction of stockholders’ equity and a liability on the consolidated balance sheet. During fiscal year 2004, the Company remeasured the fair value of the contingent obligation, which resulted in a charge to earnings of $29.4 million. On May 19, 2004, the Company entered into a new credit facility comprised of a five-year $75.0 million junior secured term loan (“May 19, 2004 term loan”). The Company used the $75.0 million loan proceeds to purchase substantially all of the Company’s outstanding Series A preferred stock for $72.4 million, which included $62.5 million aggregate principal amount and $12.5 million accrued and unpaid dividends, and is presented net of $2.6 million of promissory notes receivable and $0.2 million of common stock subscription receivable. Additionally, cash on-hand was used to pay $1.9 million of fees and expenses related to these transactions. On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to repay the $75.0 million May 19, 2004 term loan, plus accrued and unpaid interest of approximately $0.2 million.

On January 4, 2006, the Company’s credit facilities were further amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009, and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the new term loan plus cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. The Company recorded a $0.9 million charge in January 2006 related to the write-off of unamortized deferred financing fees associated with the Company’s March 16, 2004 term loan.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sectors of this Annual Report on Form 10-K are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘predict’’ and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to those discussed under the headings ‘‘Item 1A. Risk Factors’’ and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K and:

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

•       the Company’s ability to successfully integrate acquired businesses into its existing business;

•       the Company’s reliance on manufacturers to maintain ethical business practices;

•       the Company’s ability to protect its trademarks and other intellectual property rights;

•       the Company’s ability to maintain, and its reliance on, its information systems infrastructure;

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

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores. As of January 28, 2006, the Company operated 519 retail stores in 45 states, including 14 stores acquired from JasmineSola on July 19, 2005 and two new JasmineSola stores. The Company’s target customers are primarily fashion-conscious, value-sensitive women between the ages of 25 and 45.

Fiscal year 2005 represented a year of significant accomplishments. Net sales for fiscal year 2005 increased 8.7% to $1,130.5 million, as compared to $1,040.0 million for fiscal year 2004. Comparable store sales increased 3.2% for fiscal year 2005, as compared to a comparable store sales increase of 7.2% for fiscal year 2004. Net sales per average selling square foot for fiscal year 2005 increased 9.7% to $351, as compared to $320 for fiscal year 2004. Net sales for fiscal year 2004 increased 8.1% to $1,040.0 million, as compared to $961.8 million for fiscal year 2003. Net sales per average selling square foot increased by 15.1% to $320 per square foot in fiscal year 2004, as compared to $278 per square foot in fiscal year 2003. Net income in fiscal year 2005 increased to $58.5 million, or $1.02 per share, compared to $17.4 million, or $0.33 per share, in fiscal year 2004, and net income of $16.7 million, or $0.31 per share, in fiscal year 2003. Per share amounts are on a fully diluted basis. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

Capital spending for fiscal year 2005 was $81.1 million, as compared to $54.3 million for fiscal year 2004. The $81.1 million of capital spending represents $73.7 million related to the construction of new stores and the remodeling of existing stores and $7.4 million related to non-store capital projects, which principally represent information technology enhancements. During fiscal year 2005, the Company successfully opened 46 new stores, including two JasmineSola stores, acquired 14 stores in the JasmineSola acquisition, closed 17 stores, and completed 41 remodels, ending the period operating 519 stores in 45 states, as compared to 476 stores as of January 29, 2005. Total selling square footage as of January 28, 2006 was 3.254 million, compared to 3.190 million as of January 29, 2005. The Company opened 26 new stores in fiscal year 2004 and five new stores in fiscal year 2003. The conversion of all New York & Company stores to the New York & Company signage was completed in June 2004.

The Company’s business is impacted by economic conditions which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact the Company’s net sales and profitability. In fiscal year 2005, fiscal year 2004 and fiscal year 2003, the Company did not experience any material impact as a result of these factors nor does the Company currently anticipate any trends that may materially impact its results of operations in the future. However, as these economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable it to react quickly to changes as they occur.

Quotas on textiles and clothing, under the World Trade Organization Agreement on Textiles and Clothing as implemented on January 1, 1995, were phased out over a period of ten years, ending January 1, 2005. This phase-out eliminated existing restrictions on the Company’s ability to import clothing. Since the phase-out period ended in January 2005, Chinese textile imports into the United States have increased significantly. In the past, the U.S. federal interagency committee, CITA (Committee for Implementation of Textile Agreements), imposed safeguard limitations on China. In November 2005, the United States and China agreed to certain quota limits extending through 2008 on 34 U.S. product categories, essentially eliminating the threat of CITA safeguard limitations on these categories. The Company believes that the quotas established under this agreement compare favorably to quotas that would have been imposed if the CITA safeguards were invoked. Over the three-year life of the agreement, China can export approximately 3.2% more of the covered products to the United States than if the CITA safeguards were invoked on all the covered products for all three years. The agreement’s broad product coverage and three-year lifespan will allow the Company to plan in a more stable and predictable environment. In addition, quotas on imports from China were eliminated for two categories, adding stability to the supply chain of fine gauge sweaters.

The Company has been adjusting its inventory receipt planning and supply chain accordingly and continues to rely on its diversified manufacturing base to mitigate risks associated with these expected restrictions on Chinese textile imports into the United States. At this time, the Company cannot assess how potential future restrictions will impact its operations.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store’s original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores and stores closed during periods of remodeling. Net sales are recorded when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. A reserve is provided for projected merchandise returns based on prior experience.

The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records such amount as revenue as gift cards are redeemed. The Company’s estimate of gift card breakage is based on analysis of historical redemption patterns as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

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

Results of Operations

The following tables summarize the Company’s results of operations for fiscal year 2005, fiscal year 2004 and fiscal year 2003 as a percentage of net sales as well as certain store operating data.

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(as % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	67.6%	65.7%	70.1%
Gross profit	32.4%	34.3%	29.9%
Selling, general and administrative expenses	23.2%	25.2%	24.2%
Operating income	9.2%	9.1%	5.7%
Interest expense, net	0.5%	0.9%	1.1%
Accrued dividends-redeemable preferred stock	—%	0.3%	—%
Loss on modification and extinguishment of debt	0.1%	0.2%	0.1%
Loss on derivative instrument	—%	2.8%	—%
Income before income taxes	8.6%	4.9%	4.5%
Provision for income taxes	3.4%	3.2%	1.9%
Net income	5.2%	1.7%	2.6%
Accrued dividends-redeemable preferred stock	—%	—%	0.9%
Net income available for common stockholders	5.2%	1.7%	1.7%

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(amounts in thousands, except square foot data)
Selected operating data (at period end):
Comparable store sales increase	3.2%	7.2%	5.3%
Total net sales growth	8.7%	8.1%	3.2%
Net sales per average selling square foot(1)	$351	$320	$278
Net sales per average store(2)	$2,270	$2,203	$2,000
Total selling square footage at end of period	3,254,465	3,189,770	3,318,466
Average selling square footage per store(3)	6,271	6,701	7,091

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square foot per store is defined as end of period selling square feet divided by end of period number of stores.

	Fiscal Year 2005		Fiscal Year 2004		Fiscal Year 2003
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	476	3,189,770	468	3,318,466	493	3,594,372
New stores	46	203,302	26	115,487	5	21,321
Acquired stores	14	38,760	—	—	—	—
Closed stores	(17)	(125,422)	(18)	(131,253)	(30)	(236,394)
Net impact of remodeled stores on selling square feet	—	(51,945)	—	(112,930)	—	(60,833)
Stores open, end of period	519	3,254,465	476	3,189,770	468	3,318,466

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales.   Net sales during fiscal year 2005 increased 8.7% to $1,130.5 million, as compared to $1,040.0 million during fiscal year 2004. The increase is attributable to a $31.6 million, or 3.2%, increase in comparable store sales and a $58.9 million, or 150.2%, increase in non-comparable store sales. In the comparable store base, average dollar sale per transaction increased 3.3%, while transactions per average store declined 0.1%, as compared to last year. The increase in non-comparable store sales during fiscal year 2005 was primarily driven by new stores and sales from the JasmineSola stores acquired on July 19, 2005.

Gross Profit.   Gross profit increased $9.4 million to $366.5 million, or 32.4% of net sales, during fiscal year 2005, as compared to $357.1 million, or 34.3% of net sales, during fiscal year 2004. The decrease in gross profit as a percentage of net sales is primarily due to lower merchandise margins in the third quarter of fiscal year 2005 as a result of increased cancellations and markdowns on fall merchandise. Buying and occupancy costs increased in fiscal year 2005, primarily due to new stores, lease renewals and increased depreciation expense; however, as a percentage of net sales, buying and occupancy costs declined as compared to last year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $0.2 million to $262.4 million, or 23.2% of net sales, during fiscal year 2005, as compared to $262.2 million, or 25.2% of net sales, during fiscal year 2004. Fiscal year 2004 included charges of $6.4 million related to the terminated advisory services agreement with Bear Stearns Merchant Manager II, LLC and $4.3 million related to a one-time grant of stock options to certain key executives. Since the termination of the advisory services agreement in October 2004, the Company no longer incurs such fees. Also contributing to the decrease in selling, general and administrative expenses as a percent of net sales is a reduction in incentive compensation expense as compared to last year. These reductions in selling, general and administrative expenses during fiscal year 2005 were partially offset by an increase in store selling expenses, as compared to last year, which is attributable to new stores. As a percentage of net sales, store selling expenses declined as compared to last year.

Operating Income.   Operating income increased $9.2 million to $104.1 million, or 9.2% of net sales, during fiscal year 2005, as compared to $94.9 million, or 9.1% of net sales, during fiscal year 2004.

Interest Expense, Net.   Net interest expense decreased $3.5 million to $5.7 million during fiscal year 2005, as compared to $9.3 million during fiscal year 2004. The decrease in net interest expense is primarily due to fluctuations in borrowings and reduction in interest rates resulting from the Company’s refinancing activities on March 16, 2004 and May 19, 2004 and the repayment of the May 19, 2004 term loan in connection with the Company’s initial public offering.

Accrued Dividends—Redeemable Preferred Stock.   On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the Company’s initial public offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was cancelled.

Loss on Modification and Extinguishment of Debt   On January 4, 2006, the Company entered into a new $37.5 million term loan and used such proceeds plus cash on-hand to prepay the $75.0 million March 16, 2004 term loan, which resulted in a $0.9 million charge associated with the write-off of unamortized deferred financing costs.

On March 16, 2004, the Company repaid its $75.0 million, 10% subordinated note with proceeds from its credit facilities, which resulted in a $0.4 million charge associated with the write-off of unamortized deferred financing costs. On October 13, 2004, using approximately $75.0 million of the proceeds from the Company’s initial public offering, the Company prepaid the May 19, 2004 term loan, which resulted in a $1.7 million charge associated with the write-off of unamortized deferred financing costs.

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. The Company measured the fair value of the contingent payment on March 16, 2004 and reported $16.3 million as a reduction to stockholders’ equity and as a current liability. During fiscal year 2004, the Company remeasured the fair value of the derivative instrument, which resulted in a charge to earnings of $29.4 million, or 2.8% of net sales. In connection with the consummation of the Company’s initial public offering, the Company paid off its obligation to LFAS, Inc. in the amount of $45.7 million and, therefore, did not incur any such charges in fiscal year 2005.

Provision for Income Taxes.   The effective tax rate during fiscal year 2005 was 40.0%, as compared to 66.1% during fiscal year 2004. The higher rate incurred in the prior fiscal year was a direct result of non-deductible amounts primarily relating to the loss on derivative instrument of $29.4 million and accrued dividends—redeemable preferred stock of $2.7 million. The Company incurred no such non-deductible expenses during fiscal year 2005, which resulted in a lower effective tax rate.

Net Income.   For the reasons discussed above, net income increased $41.1 million to $58.5 million, or 5.2% of net sales, for fiscal year 2005, from $17.4 million, or 1.7% of net sales, for fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Sales.   Net sales for fiscal year 2004 increased 8.1% to $1,040.0 million from $961.8 million for fiscal year 2003. The increase was primarily attributable to a $67.4 million, or 7.2%, increase in comparable store sales. Comparable store sales were primarily driven by a 5.0% increase in transactions per average store and a 1.9% increase in the average dollar sale per transaction. Comparable store sales growth was strongest in wear-to-work apparel and accessory products. In fiscal year 2004, the Company opened 26 stores and closed 18 stores.

Gross Profit.   Gross profit increased $69.2 million to $357.1 million, or 34.3% of net sales, during fiscal year 2004 from $287.9 million, or 29.9% of net sales, during fiscal year 2003. The increase in gross profit reflects increased initial merchandise margin, increased volume, and improved leveraging on buying and occupancy costs. In addition, the acquisition of Lerner Holding in November 2002 and the related application of purchase accounting resulted in an increase of $5.7 million in cost of goods sold, buying and occupancy costs for fiscal year 2003.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $29.8 million to $262.2 million, or 25.2% of net sales, during fiscal year 2004 from $232.4 million, or 24.2% of net sales, during fiscal year 2003. This increase as a percentage of net sales is primarily the result of a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC; a $5.8 million increase in share-based compensation expense primarily as a result of a one-time grant of stock options to certain key executives; and an increase in marketing expenses to support expansion of a national magazine advertising campaign. The increase as a percentage of net sales was partially offset by the Company’s ability to improve leverage on store operating expenses, which decreased as a percentage of net sales by 0.7%.

Operating Income.   Increases in net sales and gross profit more than offset higher selling, general and administrative expenses, resulting in a $39.4 million increase in operating income to $94.9 million, or 9.1% of net sales, during fiscal year 2004 from $55.5 million, or 5.7% of net sales, in fiscal year 2003.

Interest Expense, Net.   Net interest expense decreased $1.4 million to $9.3 million for fiscal year 2004 from $10.7 million in fiscal year 2003. The decrease in net interest expense is primarily due to fluctuations in borrowings and reduction in interest rates resulting from the Company’s refinancing activities on

March 16, 2004 and May 19, 2004 and the repayment of the May 19, 2004 term loan in connection with the Company’s initial public offering.

Accrued Dividends-Redeemable Preferred Stock.   Accrued dividends-redeemable preferred stock decreased to $2.7 million in fiscal year 2004 as compared to $8.4 million in fiscal year 2003. The Company used the proceeds from the Company’s May 19, 2004 term loan to redeem substantially all of its Series A redeemable preferred stock.

In February 2004, the Company adopted SFAS No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’’ (‘‘SFAS 150’’). In accordance with SFAS 150, the Company recorded accrued dividends-redeemable preferred stock as an expense in fiscal year 2004. In fiscal year 2003, the Company recorded accrued dividends-redeemable preferred stock as a reduction of net income available for common stockholders.

Loss on Modification and Extinguishment of Debt.   Loss on modification and extinguishment of debt in fiscal year 2004 was $2.0 million, or 0.2% of net sales. On March 16, 2004, the Company repaid the $75.0 million, 10% subordinated note with proceeds from the credit facilities, which resulted in a charge of approximately $0.4 million associated with the write off of unamortized deferred financing costs. In addition, on October 13, 2004, the Company used approximately $75.0 million of the proceeds from its initial public offering to prepay the Company’s May 19, 2004 term loan, which resulted in a $1.7 million charge associated with the write-off of unamortized deferred financing costs.

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

Loss on Derivative Instrument.   In connection with the repurchase of the common stock warrant on March 16, 2004 from LFAS, Inc., the Company entered into an agreement with LFAS, Inc. that required it to pay LFAS, Inc. an amount based on the implied equity value of the Company upon a sale of the Company or the consummation of a public offering. During fiscal year 2004, the Company remeasured the fair value of the derivative instrument, which resulted in a charge to earnings of $29.4 million, or 2.8% of net sales. The obligation was repaid in full on October 13, 2004 using proceeds from the Company’s initial public offering and cash on-hand.

Provision for Income Taxes.   The effective tax rate for fiscal year 2004 was 66.1% as compared to 42.6% for fiscal year 2003. The increase in rate for fiscal year 2004 is primarily due to the recording of a $29.4 million loss on a derivative instrument and $2.7 million in accrued dividends-redeemable preferred stock, both of which are non-deductible for tax purposes.

Net Income.   For the reasons discussed above, net income decreased $7.6 million to $17.4 million for fiscal year 2004 from $25.0 million in fiscal year 2003.

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for fiscal year 2005, fiscal year 2004 and fiscal year 2003. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Fiscal Year 2005		Fiscal Year 2004		Fiscal Year 2003
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income available for common stockholders	$58,488	5.2%	$17,438	1.7%	$16,663	1.7%
Add back:
Interest expense, net	5,726	0.5%	9,256	0.9%	10,728	1.1%
Provision for income taxes	38,914	3.4%	34,059	3.2%	18,557	1.9%
Depreciation and amortization	25,230	2.2%	20,683	2.0%	13,999	1.5%
EBITDA	$128,358	11.3%	$81,436	7.8%	$59,947	6.2%

Quarterly Results and Seasonality

The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its first and fourth quarter. The following table sets forth the percentage of fiscal year net sales, operating income and net income that was realized in each quarter of the last two fiscal years.

	Fiscal Year 2005				Fiscal Year 2004
	Quarter ended				Quarter ended
(as a % of fiscal year)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	23.9%	22.5%	22.5%	31.1%	24.2%	23.4%	23.3%	29.1%
Operating income	35.9%	20.9%	8.3%	34.9%	33.8%	13.8%	19.3%	33.1%
Net income (loss)	36.7%	21.0%	7.1%	35.2%	74.5%	(51.2)%	(26.6)%	103.3%

Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period.

The following tables set forth the Company’s quarterly consolidated statements of operations data for the last eight fiscal quarters and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly the financial information for the quarters presented.

	Fiscal Year 2005				Fiscal Year 2004
	Quarter ended				Quarter ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
	(Amounts in thousands, except per share data)
Statement of operations data
Net sales	$269,975	$254,581	$254,388	$351,600	$252,095	$242,824	$242,264	$302,845
Gross profit	$98,310	$82,018	$74,492	$111,682	$91,836	$80,127	$85,505	$99,621
Operating income	$37,384	$21,740	$8,662	$36,275	$32,090	$13,001	$18,349	$31,448
Net income (loss)	$21,480	$12,250	$4,154	$20,604	$12,994	$(8,937)	$(4,630)	$18,011
Net earnings (loss) per share of common stock:
Basic	$0.40	$0.23	$0.08	$0.38	$0.30	$(0.20)	$(0.10)	$0.34
Diluted	$0.38	$0.21	$0.07	$0.36	$0.25	$(0.20)	$(0.10)	$0.32
Weighted average shares outstanding:
Basic shares of common stock	53,340	53,654	54,297	54,400	43,761	45,266	47,488	52,778
Diluted shares of common stock	56,673	57,197	57,675	57,717	52,909	45,266	47,488	56,670

	Fiscal Year 2005				Fiscal Year 2004
	Quarter ended				Quarter ended
(as a % of net sales)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	36.4%	32.2%	29.3%	31.8%	36.4%	33.0%	35.3%	32.9%
Operating income	13.9%	8.5%	3.4%	10.3%	12.7%	5.4%	7.6%	10.4%
Net income (loss)	8.0%	4.8%	1.6%	5.9%	5.2%	(3.7)%	(1.9)%	5.9%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company’s information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants.

On March 16, 2004, the Company repurchased the common stock warrant from LFAS, Inc. for $20.0 million in cash and a $16.3 million contingent obligation, which was reported as a reduction to stockholders’ equity and as a current liability on the consolidated balance sheet. Subsequently, the Company remeasured the value of the contingent obligation, which resulted in a charge to earnings of $29.4 million for fiscal year 2004 and is reported as a loss on derivative instrument on the consolidated statement of operations. On the consolidated statement of cash flows and in the discussion below, the $20.0 million cash payment and the $16.3 million initial fair value of the contingent obligation on March 16, 2004 are reported as a reduction of cash flow from financing activities while the $29.4 million loss on derivative instrument is reported as a reduction of cash flow from operating activities.

(Amounts in thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Cash and cash equivalents	$57,436	$85,161	$98,798
Working capital	$47,701	$83,105	$93,693

(Amounts in thousands)	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Net cash provided by operating activities	$108,430	$54,293	$109,157
Net cash used in investing activities	$(102,741)	$(54,301)	$(30,317)
Net cash used in financing activities	$(33,414)	$(13,629)	$(59,866)

Operating Activities

Net cash provided by operating activities was $108.4 million during fiscal year 2005, as compared to net cash provided by operating activities of $54.3 million during fiscal year 2004. The increase in cash provided by operating activities during fiscal year 2005, as compared to the same period last year, is primarily related to an increase in net income and changes in accrued expenses, income taxes payable and other liabilities, partially offset by a change in accounts payable. The increase in cash provided by other assets and liabilities, as compared to last year, is due to an increase in deferred rent primarily consisting of unamortized construction allowances.

Net cash provided by operating activities was $54.3 million for fiscal year 2004, while net cash provided by operating activities was $109.2 million for fiscal year 2003, a decrease of $54.9 million. Net income was $17.4 million for fiscal year 2004 as compared to $25.0 million for fiscal year 2003. The decrease in net income in fiscal year 2004 as compared to the prior year is directly related to a $29.4 million loss on derivative instrument, which reflects the mark-to-market of the contingent obligation to LFAS, Inc. incurred on March 16, 2004 in connection with the repurchase of the common stock warrant. The obligation to LFAS, Inc. was paid on October 13, 2004 using proceeds from the Company’s initial public offering plus cash on-hand. The Company’s obligations to LFAS, Inc. have been fully satisfied.

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

At the time of the acquisition of Lerner Holding from Limited Brands, the Company evaluated its business and identified 18 stores for closure and changes in the Company’s organization requiring the severance of six employees. The Company established reserves of $2.9 million for these activities. During fiscal year 2004, the Company paid approximately $1.0 million for lease termination and related costs in connection with the closing of the last of the 18 stores identified in its store closure plan. During fiscal year 2003, the Company paid $1.0 million for lease terminations and the closure of 17 stores and $0.7 million for employee severance.

Investing Activities

Cash used in investing activities was $102.7 million during fiscal year 2005, as compared to $54.3 million of cash used in investing activities during fiscal year 2004. These amounts exclude construction allowances, which are reported in operating activities on the consolidated statement of cash flows. The increase in cash used in investing activities is due to the acquisition of JasmineSola and increased capital expenditures related to the construction of 46 new stores and the remodeling of 41 existing stores during fiscal year 2005, as compared to 26 new stores and 40 remodeled stores in fiscal year 2004.

Cash used in investing activities was $54.3 million for fiscal year 2004 as compared to $30.3 million for fiscal year 2003. The increase reflects capital expenditures related to the construction of new stores, remodeling of existing stores and converting stores to the New York & Company storefront signage. Cash used in investing activities during fiscal year 2003 was related primarily to the construction of new stores, remodeling of existing stores, other store capital and investments in technology, principally associated with the Company’s separation from Limited Brands and the establishment of stand-alone operations after the acquisition. The Company opened five new stores and remodeled 15 existing stores in fiscal year 2003.

The Company’s future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures. Total capital expenditures and construction allowances were $81.1 million and $16.0 million, respectively, in fiscal year 2005, as compared to $54.3 million and $7.8 million, respectively, in fiscal year 2004 and $30.3 million and $2.9 million, respectively, in fiscal year 2003.

Financing Activities

Net cash used in financing activities was $33.4 million during fiscal year 2005, as compared to net cash used in financing activities of $13.6 million in fiscal year 2004. Net cash used in financing activities for fiscal year 2005 consisted of the following: proceeds of $37.5 million from the term loan entered into on January 4, 2006; the repayment of the $75.0 million March 16, 2004 term loan; the repayment of $1.3 million in debt acquired in the acquisition of JasmineSola; the payment of $0.5 million in fees and expenses related to these transactions; and a $5.6 million tax benefit related to the exercise of stock options. Net cash used in financing activities during fiscal year 2004 consisted of the following: net proceeds of $105.4 million from the Company’s initial public offering; proceeds of $75.0 million from the March 16, 2004 term loan; proceeds of $75.0 million from the May 19, 2004 term loan; the repayment of a $75.0 million, 10% subordinated note, plus accrued and unpaid interest; the payment of $36.3 million to repurchase the common stock warrant from LFAS, Inc.; the payment of $72.4 million to redeem substantially all of the Company’s outstanding Series A preferred stock; the repayment of the $75.0 million May 19, 2004 term loan; and the payment of $7.1 million in fees and expenses related to these transactions.

Net cash used in financing activities was $13.6 million for fiscal year 2004 as compared to $59.9 million used in financing activities in fiscal year 2003. Net cash used in financing activities in fiscal year 2003 consisted of the early repayment of $20.0 million principal amount of senior subordinated notes, plus accrued and unpaid interest, as the Company directed its available cash flow toward repaying debt, and a $39.7 million payment related to the acquisition of Lerner Holding from Limited Brands.

Credit Facilities and Long-Term Debt

On January 4, 2006, the Company’s credit facilities were further amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for the issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the new term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off.

As of January 28, 2006, the Company had availability under its revolving credit facility of $40.7 million, net of letters of credit outstanding of $9.7 million, as compared to availability of $40.3 million, net of letters of credit outstanding of $13.0 million, as of January 29, 2005.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50% per year, depending upon its financial performance. The Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per year, depending upon its financial performance. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. For so long as any default under the revolving credit facility continues, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

The Company’s credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. The terms of the Company’s credit facilities also subject it to certain maintenance covenants in the event its borrowing availability under its revolving credit facility, plus cash on-hand, falls below $40.0 million. These covenants include maintaining a minimum trailing twelve-month EBITDA (as defined in the Company’s amended and restated credit agreement) and a maximum leverage ratio. This ratio and the calculation of EBITDA under the Company’s amended and restated credit agreement are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. In addition, in the event that the Company’s borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and the Company fails to maintain a minimum trailing twelve-month EBITDA (as defined in its amended and restated credit agreement), then the outstanding principal amount of the $37.5 million term loan must be prepaid down to $25.0 million, subject to certain restrictions. The Company is currently in compliance with the financial covenants referred to above.

The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and certain of its subsidiaries, as collateral for the Company’s obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

Preferred Stock

In connection with the acquisition of Lerner Holding from Limited Brands, the Company issued shares of $0.01 par value, non-voting, Series A redeemable preferred stock, which accrued dividends at 12.5% per annum. On May 19, 2004, all but one share of the preferred stock was repurchased and accrued and unpaid dividends were paid with proceeds from the May 19, 2004 term loan. The remaining one share of preferred stock was canceled immediately prior to the consummation of the Company’s initial public offering.

Cash Requirements

The Company believes that cash flows from operations, its current cash balance and funds available under its credit facilities will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2006.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of January 28, 2006:

		Payments Due by Period
	Total obligation	Within one year	Two to three years	Four to five years	After five years
	(Amounts in thousands)
Purchase obligations(1)	$101,966	$101,966	$—	$—	$—
Long-term debt(2)	37,500	6,000	12,000	19,500	—
Operating leases(3)	615,734	85,866	151,330	133,121	245,417
Total contractual obligations	$755,200	$193,832	$163,330	$152,621	$245,417

(1)          Represents purchase orders for merchandise and store construction commitments not yet received or recorded on the consolidated balance sheet.

(2)          Does not include any scheduled interest payments.

(3)          Represents future minimum lease payments under non-cancelable leases as of January 28, 2006.

Commercial Commitments

The following table summarizes the Company’s commercial commitments as of January 28, 2006:

		Amount of Commitment Per Period(1)
	Total obligations	Within one year	Two to three years	Four to five years	After five years
	(Amounts in thousands)
Trade letters of credit outstanding(2)	$357	$357	$—	$—	$—
Standby letters of credit(2)	9,360	9,360	—	—	—
Total commercial commitments	$9,717	$9,717	$—	$—	$—

(1)          Excludes purchase orders for merchandise and supplies in the normal course of business.

(2)          Issued under its revolving credit facility. At January 28, 2006, there were no outstanding borrowings under this facility.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company’s consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, goodwill and other intangible assets. Management bases its estimate and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company’s results of operations and financial position.

Inventory Valuation.   Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold, buying and occupancy costs for all inventory on-hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluations for fiscal year 2005 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company trademark, the JasmineSola trademark, and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the ‘‘relief from royalty method’’ and were determined to have an indefinite life by an independent appraiser. The Company tests for impairment of intangible assets annually as required by this Statement. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in ‘‘Item 1A. Risk Factors.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s fiscal year 2005 impairment test did not result in any impairment. The fair value assigned to the JasmineSola trademark was $17.2 million. The $9.7 million of goodwill associated with the acquisition of JasmineSola is preliminary and is expected to be adjusted as additional information concerning asset and liability valuations are finalized.

Income Taxes.   Income taxes are calculated in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes,’’ which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations. At January 28, 2006, no valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

Adoption of New Accounting Standards

In October 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company will adopt the provisions of the FSP beginning in fiscal year 2006 and apply them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $2.3 million of additional non-cash rent expense in fiscal year 2006, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on the store’s opening date.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rates.   The Company’s market risks relate primarily to changes in interest rates. The Company’s credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by $0.4 million annually. The Company historically has not engaged in interest rate hedging activities.

Currency Exchange Rates.   The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which the Company pays U.S. Dollars. In July 2005, China announced that it would increase the value of the Chinese Yuan and abandon its fixed exchange rate against the U.S. Dollar to now link to a basket of world-currencies. Since July 2005, the Chinese Yuan has strengthened by approximately 3% against the U.S. Dollar. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China and the Company would adjust its supply chain accordingly.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

The Company carried out an evaluation, as of January 28, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer

concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b)          Report of management on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based upon management’s assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2006.

Management has excluded JasmineSola from its assessment of internal control over financial reporting as of January 28, 2006, because JasmineSola was acquired through a purchase business combination during fiscal year 2005. As disclosed in footnote 4 of the notes to consolidated financial statements included in this Annual Report on Form 10-K, JasmineSola is a wholly-owned subsidiary and is included in the Company’s consolidated financial statements as of January 28, 2006 and for the period from July 19, 2005 to January 28, 2006.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on the consolidated financial statements of the Company, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors appear on page 43 herein and expressed unqualified opinions on the consolidated financial statements, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

(c)           Changes in internal controls over financial reporting

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

Item 9B.   Other Information

In connection with the appointment of Louis Lipschitz and Edward Moneypenny to the Company’s Board of Directors, the Company amended the Stockholders’ Agreement by and among the Company and the stockholders party thereto, dated August 25, 2004, to change the number of directors to be elected to the Board of Directors from nine to ten, and from ten to eleven, effective as of October 3, 2005 and March 15, 2006, respectively.

Part III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2006.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2006.

Item 13.   Certain Relationships and Related Transactions

Transition Services Agreement

The Company continues to use the services of Limited Brands and its business units, Limited Logistics Services and IPS, under the transition services agreement for the Company’s distribution, transportation and delivery and compliance support services needs.

Under the agreement, these services will terminate upon the earliest of the following: (i) 15 months after the date on which Limited Brands gives notice that it would like to terminate the services (such notice can be given no earlier than August 26, 2006); (ii) 15 months from the date that the Company notifies Limited Brands that it wishes to terminate the services; (iii) 60 days after the Company has given notice to Limited Brands that it had failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that it had failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed change to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control, at the option of Limited Brands (the Company’s public offerings of common stock did not constitute a change of control); or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time.

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

Additional information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2006.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2006.

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

•                     Reports of Independent Registered Public Accounting Firm;

•                     Consolidated Statements of Operations;

•                     Consolidated Balance Sheets;

•                     Consolidated Statements of Cash Flows;

•                     Consolidated Statements of Stockholders’ Equity (Deficit); and

•                     Notes to Consolidated Financial Statements.

2.                Financial Statement Schedule II Valuation and Qualifying Accounts

Period	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
	(Amounts in thousands)
Fiscal Year 2003	Sales Return Reserve	$1,727	$37,257	$36,909	$2,075
Fiscal Year 2004	Sales Return Reserve	$2,075	$45,359	$45,364	$2,070
Fiscal Year 2005	Sales Return Reserve	$2,070	$43,252	$43,209	$2,113

3.                Exhibits.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 2 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated October 3, 2005.
9.3	Amendment No. 3 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 15, 2006.
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.3	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Robert J. Luzzi.
10.4	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.

10.5	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and John DeWolf.
10.6	Transition Services Agreement by and between Lerner New York Holdings, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.7

Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, Wachovia Bank, N.A., the CIT Group/Business Credit, Inc. and the other Lenders named therein, dated March 16, 2004.*

10.8

First Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of May 19, 2004.**

10.9

Second Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of December 17, 2004.†

10.10

Third Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of July 19, 2005.***

10.11

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Wachovia Bank, National Association (successor by merger to Congress Financial Corporation), the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of January 4, 2006.

10.12	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company’s initial public offering.**
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Registered Public Accounting Firm.
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2006.
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2006.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 7, 2006.

†                    Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.

*                    Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**             Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

***      Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005.

(b)          The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2006.

NEW YORK & COMPANY, INC.
(Registrant)
/s/ Ronald W. Ristau
Ronald W. Ristau
Chief Operating Officer and
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Richard P. Crystal	Chairman, President and Chief Executive Officer	April 7, 2006
Richard P. Crystal	(Principal executive officer)
/s/ Ronald W. Ristau	Chief Operating Officer and Chief Financial Officer	April 7, 2006
Ronald W. Ristau	(Principal financial officer)
/s/ Sheamus G. Toal	Vice President, Controller & Treasurer	April 7, 2006
Sheamus G. Toal	(Principal accounting officer)
/s/ Bodil M. Arlander	Director	April 7, 2006
Bodil M. Arlander
/s/ Philip M. Carpenter III	Director	April 7, 2006
Philip M. Carpenter III
/s/ Louis Lipschitz	Director	April 7, 2006
Louis Lipschitz
/s/ Edward W. Moneypenny	Director	April 7, 2006
Edward W. Moneypenny
/s/ John D. Howard	Director	April 7, 2006
John D. Howard
/s/ Richard L. Perkal	Director	April 7, 2006
Richard L. Perkal
/s/ M. Katherine Dwyer	Director	April 7, 2006
M. Katherine Dwyer
/s/ David H. Edwab	Director	April 7, 2006
David H. Edwab
/s/ Arthur E. Reiner	Director	April 7, 2006
Arthur E. Reiner

New York & Company, Inc. and Subsidiaries
Consolidated Financial Statements
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Stockholders and Directors of New York & Company, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that New York & Company, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that New York & Company, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, New York & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005; the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 28, 2006; and the schedule listed in Item 15(a)(2) of the Company’s Form 10-K for the year ended January 28, 2006, and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 16, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Directors of New York & Company, Inc.

We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New York & Company, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 16, 2006

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(Amounts in thousands, except per share amounts)
Net sales	$1,130,544	$1,040,028	$961,780
Cost of goods sold, buying and occupancy costs	764,042	682,939	673,896
Gross profit	366,502	357,089	287,884
Selling, general and administrative expenses	262,441	262,201	232,379
Operating income	104,061	94,888	55,505
Interest expense, net of interest income of $1,687, $832 and $544, respectively	5,726	9,256	10,728
Accrued dividends-redeemable preferred stock	—	2,703	—
Loss on modification and extinguishment of debt	933	2,034	1,194
Loss on derivative instrument	—	29,398	—
Income before income taxes	97,402	51,497	43,583
Provision for income taxes	38,914	34,059	18,557
Net income	58,488	17,438	25,026
Accrued dividends-redeemable preferred stock	—	—	8,363
Net income available for common stockholders	$58,488	$17,438	$16,663
Basic earnings per share	$1.08	$0.37	$0.38
Diluted earnings per share	$1.02	$0.33	$0.31
Weighted average shares outstanding:
Basic shares of common stock	53,923	47,323	43,761
Diluted shares of common stock	57,316	52,726	53,792

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 28,	January 29,
	2006	2005
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$57,436	$85,161
Accounts receivable	15,581	13,069
Inventories, net	109,656	93,379
Prepaid expenses	18,770	17,875
Other current assets	1,515	1,256
Total current assets	202,958	210,740
Property and equipment, net	159,388	100,681
Goodwill and intangible assets	41,702	14,843
Other assets	2,227	3,924
Total assets	$406,275	$330,188
Liabilities and stockholders’ equity
Current liabilities:
Current portion—long-term debt	$6,000	$—
Accounts payable	90,980	74,045
Accrued expenses	55,261	51,802
Deferred income taxes	3,016	1,788
Total current liabilities	155,257	127,635
Long-term debt, net of current	31,500	75,000
Deferred income taxes	4,723	6,698
Deferred rent and other liabilities	35,745	17,572
Total liabilities	227,225	226,905
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 54,629 and 53,283 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively	55	53
Additional paid-in capital	126,490	109,448
Retained earnings (deficit)	52,974	(5,514)
Accumulated other comprehensive loss	(469)	(704)
Total stockholders’ equity	179,050	103,283
Total liabilities and stockholders’ equity	$406,275	$330,188

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(Amounts in thousands)
Operating activities
Net income	$58,488	$17,438	$25,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,230	20,683	13,999
Amortization of deferred financing costs	1,023	1,270	1,209
Write-off of unamortized deferred financing costs	933	2,034	994
Share-based compensation	1,155	5,914	120
Deferred income taxes	(747)	10,930	7,701
Non cash interest	—	—	7,586
Changes in operating assets and liabilities:
Accounts receivable	(217)	(2,203)	(363)
Inventories, net	(12,490)	(15,159)	18,520
Prepaid expenses	(874)	(2,967)	291
Accounts payable	14,921	26,274	11,843
Accrued expenses	3,049	(1,689)	1,716
Income taxes payable	—	(10,118)	10,118
Other assets and liabilities	17,959	1,886	10,397
Net cash provided by operating activities	108,430	54,293	109,157
Investing activities
Acquisition of Jasmine Company, Inc., net of cash acquired	(21,626)	—	—
Capital expenditures	(81,115)	(54,301)	(30,317)
Net cash used in investing activities	(102,741)	(54,301)	(30,317)
Financing activities
Net proceeds from initial public offering	—	105,400	—
Payment of offering costs related to initial public offering	—	(3,071)	—
Proceeds from issuance of debt	37,500	150,000	—
Repayment of debt	(76,327)	(157,500)	(20,180)
Payment of financing costs	(481)	(4,046)	(24)
Redemption of Series A preferred stock	—	(69,696)	—
Repurchase of common stock warrant	—	(36,271)	—
Proceeds from exercise of stock options	274	196	—
Tax benefit from exercise of stock options	5,620	1,310	—
Proceeds from stock subscription receivable	—	222	—
Purchase of treasury stock	—	(173)	—
Payment to Limited Brands, Inc.	—	—	(39,662)
Net cash used in financing activities	(33,414)	(13,629)	(59,866)
Net (decrease) increase in cash and cash equivalents	(27,725)	(13,637)	18,974
Cash and cash equivalents at beginning of period	85,161	98,798	79,824
Cash and cash equivalents at end of period	$57,436	$85,161	$98,798
Cash paid during the period for interest	$6,609	$9,827	$2,529
Cash paid during the period for taxes	$33,031	$35,672	$38
Supplemental disclosure of non-cash financing activities
Issuance of common stock for the acquisition of Jasmine Company, Inc.	$8,050	$—	$—

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

								Accumulated
					Additional		Retained	Other
	Common Stock		Treasury Stock		Paid-in	Stock	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscriptions	(Deficit)	Loss	Total
	(Amounts in thousands)
Balance at February 1, 2003	45,513	$46	—	$—	$84	$(200)	$(3,681)	$—	$(3,751)
Issuance of common stock	107	—	—	—	12	—	—	—	12
Share-based compensation expense	—	—	—	—	120	—	—	—	120
Stock subscription receivable, plus accrued interest receivable	—	—	—	—	—	(22)	—	—	(22)
Accrued dividends—redeemable preferred stock	—	—	—	—	—	—	(8,363)	—	(8,363)
Net income	—	—	—	—	—	—	25,026	—	25,026
Balance at January 31, 2004	45,620	46	—	—	216	(222)	12,982	—	13,022
Initial public offering, net of commissions and discounts	6,667	7	—	—	105,393	—	—	—	105,400
Payment of fees related to the initial public offering	—	—	—	—	(3,071)	—	—	—	(3,071)
Purchase of treasury stock	—	—	(54)	(173)	—	—	—	—	(173)
Stock options exercised	996	—	54	173	23	—	—	—	196
Tax benefit from exercise of stock options	—	—	—	—	1,310	—	—	—	1,310
Share-based compensation expense	—	—	—	—	5,914	—	—	—	5,914
Payment of stock subscription receivable	—	—	—	—	—	222	—	—	222
Repurchase of common stock warrant	—	—	—	—	(337)	—	(35,934)	—	(36,271)
Net income	—	—	—	—	—	—	17,438	—	17,438
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(704)	(704)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	16,734
Balance at January 29, 2005	53,283	53	—	—	109,448	—	(5,514)	(704)	103,283
Issuance of common stock	350	1	—	—	8,049	—	—	—	8,050
Public offering, net of commissions and discounts	130	—	—	—	2,295	—	—	—	2,295
Fees related to the public offering	—	—	—	—	(350)	—	—	—	(350)
Stock options exercised	866	1	—	—	273	—	—	—	274
Tax benefit from exercise of stock options	—	—	—	—	5,620	—	—	—	5,620
Share-based compensation expense	—	—	—	—	1,155	—	—	—	1,155
Net income	—	—	—	—	—	—	58,488	—	58,488
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	235	235
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	58,723
Balance at January 28, 2006	54,629	$55	—	$—	$126,490	$—	$52,974	$(469)	$179,050

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
January 28, 2006

1.   Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of January 28, 2006, the Company operated 519 retail stores in 45 states, including 14 stores acquired from JasmineSola and two new JasmineSola stores. Trademarks referenced in these notes to consolidated financial statements appear in italic type and are the property of the Company.

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

On November 27, 2002, New York & Company, Inc. completed the acquisition of Lerner Holding for $193.5 million plus expenses (the “acquisition of Lerner Holding”). The several limited partnerships controlled by Bear Stearns Merchant Capital II, L.P. (together with any affiliates through which such partnerships invest) are referred to herein as “Bear Stearns Merchant Banking.” New York & Company, Inc. funded the acquisition of Lerner Holding by: (i) issuing 62,429 shares of Series A preferred stock and 45,513,140 shares of common stock to Bear Stearns Merchant Banking and members of management for $64.0 million; (ii) issuing a $75.0 million, 10% subordinated note to Limited Brands; (iii) issuing $20.0 million of senior subordinated notes; (iv) entering into a $120.0 million senior credit facility, of which $4.5 million was borrowed at closing; (v) issuing a common stock warrant to LFAS, Inc., an affiliate of Limited Brands, to acquire 8,050,671 shares of common stock of the Company at a price of $0.11 per share (the “common stock warrant”), valued at $0.4 million; and (vi) a net working capital payment of $39.7 million to Limited Brands. Fees and expenses, including debt issuance costs associated with the acquisition of Lerner Holding, totaling approximately $10.0 million were paid with the equity and debt proceeds.

The term “successor” refers to New York & Company, Inc. and all its subsidiaries following the acquisition of Lerner Holding on November 27, 2002, and the term “successor 2002” refers to the period from November 27, 2002 to February 1, 2003. The term “predecessor” refers to Lerner Holding and its subsidiaries prior to being acquired by New York & Company, Inc. on November 27, 2002, and the term “predecessor 2002” refers to the period from February 3, 2002 to November 26, 2002. Due to the effects of the acquisition on the recorded basis of assets and liabilities, the financial statements prior to and subsequent to the acquisition are not comparable.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The consolidated financial statements include the accounts of the successor for the 52 weeks ended January 28, 2006 (“fiscal year 2005”), January 29, 2005 (“fiscal year 2004”) and January 31, 2004 (“fiscal year 2003”).

The accompanying consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries. The Company’s consolidated financial statements include the accounts of JasmineSola as of January 28, 2006 and for the period from July 19, 2005 (the date of acquisition of JasmineSola) to January 28, 2006. On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue for gift certificate and gift card sales and store credits is recognized at redemption. Prior to their redemption, the gift certificates, gift cards and store credits are recorded as a liability.

The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records such amount as revenue as gift cards are redeemed. The Company’s estimate of gift card breakage is based on analysis of historical redemption patterns as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

Reserve for Returns

The Company reserves for sales returns through reductions in sales and gross margin based upon historical merchandise returns experience and current sales levels.

Cash and Cash Equivalents

Cash and cash equivalents include all cash in banks, cash on-hand, and all short-term investments with an original maturity of three months or less when purchased.

Inventories

Inventories are principally valued at the lower average of cost or market, on a weighted average cost basis, using the retail method.

Deferred Rent

The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes unamortized construction allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense beginning in the period they are deemed to be earned. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 28, 2006 and January 29, 2005, the deferred lease liability was $35.1 million and $16.7 million, respectively, and is reported in deferred rent and other liabilities on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for new properties and improvements are capitalized, while the cost of repair and maintenance is charged to expense. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

The estimated useful lives of property and equipment, for financial statement purposes, are as follows:

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

Marketing

Marketing costs, which consist primarily of direct mail and point-of-sale advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2005	$30,546
2004	$30,571
2003	$22,415

At January 28, 2006 and January 29, 2005, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $1.4 million and $0.7 million, respectively.

Pre-Opening Expenses

Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and point-of-sale supplies, are expensed as incurred.

Deferred Financing Costs

Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized over the terms of the related debt. When the Company repays debt prior to its maturity, the related unamortized deferred financing costs are written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations. At January 28, 2006 and January 29, 2005, deferred financing costs were $0.9 million and $2.4 million, net of accumulated amortization of $0.3 million and $2.2 million, respectively.

Interest Expense

Interest expense, net of interest income, includes interest primarily related to the Company’s revolving credit facility, long-term debt and amortization of deferred financing costs.

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

At January 28, 2006, the carrying amount of long-term debt approximates its fair value due to the variable interest rate it carries.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For fiscal year 2005, other comprehensive income consisted of a minimum pension liability adjustment of $0.2 million, net of taxes of $0.2 million. For fiscal year 2004, other comprehensive loss consisted of a minimum pension liability adjustment of $0.7 million, net of a $0.5 million tax benefit. Accumulated other comprehensive loss is reported separately in the consolidated statement of stockholders’ equity (deficit).

Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of stock options and the common stock warrant as if they were exercised. A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands, except per share amounts)
Net income available for common stockholders	$58,488	$17,438	$16,663
Basic EPS
Weighted average shares outstanding:
Basic shares of common stock	53,923	47,323	43,761
Basic EPS	$1.08	$0.37	$0.38
Diluted EPS
Weighted average shares outstanding:
Basic shares of common stock	53,923	47,323	43,761
Plus impact of stock options	3,393	4,439	3,738
Plus impact of common stock warrant	—	964	6,293
Diluted shares of common stock	57,316	52,726	53,792
Diluted EPS	$1.02	$0.33	$0.31

The calculation of diluted earnings per share for fiscal year 2005 excludes options to purchase 122,584 shares due to their antidilutive effect as the options’ exercise price exceeded the average market price of the common stock. No outstanding shares were antidilutive in fiscal year 2004 and fiscal year 2003.

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

Recently Issued Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. Retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” is permitted but not required; as such, the Company will adopt the provisions of the FSP beginning in fiscal year 2006 and apply them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $2.3 million of additional non-cash rent expense, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on the store opening date.

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

The Company utilizes three major apparel suppliers, which together represented 73% and 68% of the Company’s merchandise purchases during fiscal year 2005 and fiscal year 2004, respectively. The Company’s largest country sources are China, Macau and Hong Kong, which represented approximately 49% and 41% of purchases in fiscal year 2005 and fiscal year 2004, respectively. No individual factory represented more than 4% of the Company’s merchandise purchases during fiscal year 2005. The Company believes that the loss of any one of these suppliers, which it does not anticipate, would not adversely affect the Company’s operations.

4.   Acquisitions

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

The acquisition of Lerner Holding was accounted for under the purchase method of accounting with a partial basis adjustment. The purchase price allocation included acquired intangible assets related to trademarks with indefinite lives. In accordance with SFAS 142, these intangible assets will not be amortized. The remaining purchase price allocation included the partial allocation of fair market value adjustments related to property and equipment, leases, and merchandise inventory. The partial allocation of fair market value to merchandise inventory resulted in an increase to the acquired cost basis of inventory of $34.5 million. Approximately $28.8 million of the $34.5 million was reported in cost of goods sold, buying and occupancy costs during successor 2002, since the related inventory was sold in that period. In the first quarter of fiscal year 2003, $5.7 million of the inventory valuation write-up was reported in cost of goods sold, buying and occupancy costs, as the remaining inventory was sold. The acquisition of Lerner Holding from Limited Brands resulted in an excess over cost of $28.6 million, which was allocated on a pro-rata basis between the Company’s intellectual property and property and equipment.

In accordance with EITF 88-16, a dividend to Limited Brands was deemed to have been paid and such amount was $6.7 million over Limited Brands’ residual interest of 14.86% which was valued at the predecessor basis.

The Company’s preliminary estimate for severance and lease termination costs associated with the acquisition of Lerner Holding, all of which represent cash expenditures, was approximately $5.7 million. Lease termination and other related costs of $5.0 million related to the anticipated closure of 46 retail locations that did not meet financial and strategic objectives. Employee termination costs of $0.7 million related to six staff member reductions.

As management implemented its plans, the lease reserves were re-evaluated based on actual costs associated with lease terminations and the execution of the store closure plan. As a result of the re-evaluation, 28 stores included in the initial reserve will remain open until lease expiration, at which point the store will be closed. This resulted in a reduction in the lease termination cost reserve of $2.9 million, which was reflected in the finalization of the partial purchase price allocation. During fiscal year 2004, the Company paid approximately $1.0 million for lease termination and related costs in connection with the closing of the last of 18 stores identified in its store closure plan. During fiscal year 2003, $1.0 million was paid for lease termination and related costs in connection with the closing of 17 stores. During fiscal year 2003, all employee termination plans were completed. Total cash paid for employee terminations in fiscal year 2003 and successor 2002 was approximately $0.7 million and $0.1 million, respectively.

On July 19, 2005, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding common stock of JasmineSola for $22.5 million in cash and 350,000 shares of New York & Company, Inc. common stock, $0.001 par value, valued at $8.1 million based upon the closing stock price of New York & Company, Inc. on July 19, 2005.  The purchase price is subject to a post-closing adjustment based on JasmineSola’s working capital, long-term indebtedness and certain other liabilities as of the acquisition date, and acquisition fees and expenses. This post-closing adjustment, if any, has not yet been determined. In addition, the Company will issue up to 200,000 shares of its common stock as additional consideration for the acquisition of JasmineSola contingent upon the achievement of certain growth targets over the three full fiscal years following the acquisition. These contingent shares, if issued, will be recorded as an adjustment to the purchase price and goodwill.

The acquisition was accounted for under the purchase method of accounting with a full basis adjustment. The purchase price allocation in the table below has been prepared on a preliminary basis and changes to this preliminary allocation are expected, as additional information concerning asset and liability valuations are finalized. The preliminary allocation resulted in goodwill of $9.7 million and indefinite lived intangible assets related to trademarks of $17.2 million.

(Amounts in thousands)
Total consideration:
Cash	$22,485
Common stock	8,050
$30,535
Allocation of purchase price:
Current assets	$5,011
Property and equipment	2,548
Goodwill and intangible assets	26,859
Other assets	16
Current liabilities	(3,699)
Other liabilities	(200)
$30,535

The following table sets forth pro-forma consolidated financial data for fiscal year 2005 and fiscal year 2004 to give effect to the acquisition of JasmineSola as if it had been consummated as of February 1, 2004:

	Fiscal Year 2005 Pro-forma	Fiscal Year 2004 Pro-forma
	(Amounts in thousands, except per share amounts)
Net sales	$1,142,298	$1,059,989
Net income	$59,277	$18,521
Basic earnings per share:	$1.10	$0.39
Diluted earnings per share:	$1.03	$0.35
Weighted average shares outstanding:
Basic shares of common stock	54,087	47,673
Diluted shares of common stock	57,480	53,076

5.   Public Offerings of Common Stock

On October 6, 2004, the Company completed the initial public offering of 11,500,000 shares of common stock, including the underwriters’ over-allotment option, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share. Upon consummation of the initial public offering on October 13, 2004, net proceeds of $105.4 million and $76.4 million were distributed to the Company and selling stockholders, respectively.

Approximately $75.2 million of the net proceeds received by the Company was used to repay the $75.0 million outstanding principal amount plus accrued and unpaid interest under its credit facility entered into on May 19, 2004. The remainder of the net proceeds plus cash on-hand was used to pay the $45.7 million contingent obligation due to LFAS, Inc. incurred on March 16, 2004 in connection with the repurchase of the common stock warrant and to pay a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC.

On January 25, 2006, the Company completed a public offering of 8,050,000 shares of common stock, including the underwriters’ over-allotment option, of which 130,000 shares were offered by the Company and 7,920,000 shares were offered by certain selling stockholders at a price to the public of $18.50 per share. Upon consummation of the public offering on January 31, 2006, net proceeds of $2.3 million and $139.8 million were distributed to the Company and selling stockholders, respectively.

The net proceeds received by the Company will be used to pay the fees and expenses of the offering, as well as for general corporate purposes.

6.   Proprietary Credit Card

The Company has a credit card processing agreement with a third party (the “administration company”), which provides the services of the Company’s proprietary credit card program. The Company allows payments on this credit card to be made in its stores as a service to its customers. The administration company owns the credit card account, with no recourse from the Company. The Company’s receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at January 28, 2006 and January 29, 2005 was $1.5 million and $1.6 million, respectively. The Company does not have any off-balance sheet arrangements.

7.   Property and Equipment

Property and equipment at January 28, 2006 and January 29, 2005 consist of the following:

	January 28, 2006	January 29, 2005
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	78,888	54,586
Office furniture, fixtures, and equipment	20,616	15,987
Leasehold improvements	110,261	60,370
Construction in progress	2,831	2,587
Total	212,713	133,647
Less accumulated depreciation	53,325	32,966
Property and equipment, net	$159,388	$100,681

Depreciation expense amounted to approximately $24.8 million, $20.1 million and $13.4 million for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively.

8.   Commitments and Contingencies

A summary of rent expense is as follows:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands)
Fixed minimum rentals	$83,130	$77,406	$79,228
Contingent rentals	5,815	5,782	4,653
Total store rentals	88,945	83,188	83,881
Office space rentals	4,357	4,332	4,314
Equipment rentals	806	739	680
Total rental expense	$94,108	$88,259	$88,875
Sublease rental income	$1,236	$1,869	$2,145

As of January 28, 2006, the aggregate minimum rent commitments under non-cancelable leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2006	$85,866	$821
2007	79,182	635
2008	72,148	578
2009	68,256	441
2010	64,865	410
Thereafter	245,417	5
Total	$615,734	$2,890

As of January 28, 2006, the Company had open purchase commitments totaling approximately $102.0 million, of which $98.8 million and $3.2 million represented merchandise orders and store construction commitments, respectively.

Legal Proceedings

On February 21, 2006, a consent judgment was approved by the California Superior Court for the County of Alameda, thus resolving the previously disclosed issue concerning allegations of excessive lead in one of Lerner New York, Inc.’s jewelry products. Under the terms of the Consent Judgment and related settlement agreement, Lerner New York, Inc. contributed a nominal amount to the pool of settling defendants’ settlement funds and paid nothing in civil penalties.

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

The Company’s costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2005	$4,778
2004	$4,337
2003	$3,803

Pension Plan

The Company sponsors a single-employer defined benefit pension plan (“plan”) covering substantially all union employees, representing approximately 10% of the Company’s workforce at January 28, 2006. The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company did not contribute to the plan during fiscal year 2005 and does not anticipate the need for a material contribution to the plan, if any, during the twelve months ending February 3, 2007. The Company’s pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2005	Fiscal Year 2004
Equity securities	55%	54%
Fixed income	43%	45%
Cash and cash equivalents	2%	1%

The Company’s investment policy generally targets 45% to 55% in equity securities and fixed income and up to 10% in cash and cash equivalents.

In consideration of the fund’s investment goals, demographics, time horizon available for investment and the overall risk tolerance of the board of trustees (consisting of two union trustees and two employer trustees) a long-term investment objective of long-term income and growth has been adopted for the fund’s assets. This is a risk-averse balanced approach that seeks long-term growth in capital along with significant current income.

The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2005	Fiscal Year 2004
Discount rate	5.60%	5.40%

The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Discount rate	5.40%	5.75%	6.65%
Long-term rate of return on assets	8.00%	8.00%	8.00%

The plan measurement date is December 31 for the determination of benefit obligations.

The following table provides information for the pension plan:

	Fiscal Year 2005	Fiscal Year 2004
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$10,722	$10,452
Service cost	292	316
Interest	546	579
Actuarial (gain) loss	(693)	248
Benefits paid	(838)	(873)
Benefit obligation, end of period	$10,029	$10,722
Change in plan assets:
Fair value of plan assets, beginning of period	$9,845	$10,478
Actual return on plan assets	449	240
Benefits paid	(838)	(873)
Fair value of plan assets, end of period	$9,456	$9,845
Funded status	$(573)	$(877)
Unrecognized net actuarial loss	785	1,177
Net amount recognized	$212	$300
Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(573)	$(877)
Accumulated other comprehensive loss	785	1,177
Net amount recognized	$212	$300

At January 28, 2006 and January 29, 2005, the Company reported a minimum pension liability of $0.6 million and $0.9 million, respectively, due to the unfunded status of the plan. The minimum pension liability is reported in other liabilities on the consolidated balance sheet.

Net periodic benefit cost includes the following components:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands)
Service cost	$292	$316	$246
Interest cost	546	579	630
Expected return on plan assets	(750)	(800)	(743)
Net periodic benefit cost	$88	$95	$133

The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2006	$921
2007	904
2008	882
2009	875
2010	842
2011-2015	3,848
Total	$8,272

10.   Share-Based Compensation

On November 27, 2002, the Company adopted a stock option plan under which it may grant non-qualified and incentive stock options to purchase up to 12,725,484 shares of the Company’s common stock to executives, consultants, directors, or other key employees. Options have a maximum term of up to 10 years. Upon grant, the Compensation Committee of the Company’s Board of Directors will determine the exercise price and term of any option at its discretion. The exercise price of an incentive stock option, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Vesting provisions for both non-qualified and incentive stock options are determined by the Compensation Committee of the Company’s Board of Directors at the date of option grants; however, subject to certain restrictions, all outstanding options may vest upon a sale of the Company.

There were 8,313,037 options outstanding as of January 28, 2006. These options vest according to three methods: (i) 3,267,461 options vest subject to the passage of time through 2010, of which 2,862,793 were vested on January 28, 2006; (ii) 2,268,266 options vest on the basis of achieving minimum EBITDA levels of $57.2 million, $62.7 million, $69.2 million, $75.1 million, and $82.4 million on January 31, 2004, January 29, 2005, January 28, 2006, February 3, 2007, and February 2, 2008, respectively, of which 1,545,180 options were vested on January 28, 2006; and (iii) 2,777,311 options vest 100% on the date Bear Stearns Merchant Banking receives a minimum cash return of 3.0 times its investment in the Company if realized before November 27, 2006.

In connection with the consummation of the public offering of common stock on January 31, 2006, Bear Stearns Merchant Banking realized a cash return in excess of 3.0 times its investment in the Company; as such, all 2,777,311 options vested. These options are not included as exercisable at January 28, 2006.

A summary of the status of the Company’s stock option plan as of January 28, 2006, January 29, 2005 and January 31, 2004 and changes during the periods ending on those dates is presented below:

	January 28, 2006		January 29, 2005		January 31, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding, beginning of period	9,085	$0.93	9,094	$0.11	7,596	$0.11
Granted	282	18.16	1,381	5.56	1,741	0.11
Exercised	(866)	0.32	(1,050)	0.19	—	—
Forfeited	(188)	0.35	(340)	0.15	(243)	0.11
Outstanding, end of period	8,313	$1.60	9,085	$0.93	9,094	$0.11
Exercisable, end of period	4,408	$1.16	4,539	$0.98	1,795	$0.11

The following table summarizes information concerning outstanding options at January 28, 2006:

Exercise Price	Number of Shares Outstanding (Amounts in thousands)	Number of Shares Exercisable (Amounts in thousands)	Weighted Average Remaining Contractual Life (years)
$0.11	6,741	3,413	6.9
$3.23	1,057	885	8.2
$15.57–$17.60	358	110	9.1
$18.55–$24.10	157	—	9.3

Shares reserved under the plan at January 28, 2006 amounted to 2,496,288.

In accordance with the adoption provisions of SFAS 123-R, for compensation expense purposes, the fair value of each option granted, during the period the Company was a non-public entity, was estimated on the date granted using the Minimum-value option-pricing model for all employees and non-employee board members. In accordance with SFAS 123-R, for compensation expense purposes, the fair value of each option granted, as a public entity, is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted-average fair value for options granted during fiscal year 2005, fiscal year 2004 and fiscal year 2003 was $9.78, $5.69, and $0.13, respectively.

The following assumptions were used:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Expected volatility	55.0%	70.0%	—%
Expected life	5.2 years	5.2 years	5.0 years
Risk-free interest rate	4.09%	3.47%	3.00%
Expected dividend yield	—%	—%	—%

In fiscal year 2005, the Company re-evaluated its assumption for the volatility factor used in the Black-Scholes option-pricing model. In accordance with SFAS123-R,  during fiscal year 2005 the Company assumed a volatility factor of 55% based primarily on the volatility factor of other publicly traded companies in the retail industry that are similar in size and financial leverage. In addition, the Company considered its historical volatility for the brief period of time since its initial public offering on October 6, 2004.

During fiscal year 2003, the Company issued 107,343 shares of its common stock to employees in exchange for cash and promissory notes, subject to partial-recourse. The shares issued for promissory notes were held as collateral against the repayment of such notes, which occurred on May 19, 2004. The fair value of the compensation expense was estimated on the date the common stock was issued using the Black-Scholes option-pricing model, which resulted in a compensation charge of approximately ten thousand dollars during fiscal year 2003.

The total share-based compensation expense, including amounts in the preceding paragraph and share-based compensation expense attributable to all stock options granted since the inception of the stock option plan was $1.2 million, $5.9 million and $0.1 million in fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. The Company recognizes share-based compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period of the options. The Company recognized a tax benefit in the consolidated statement of operations related to share-based compensation of $0.4 million and $2.0 million in fiscal year 2005 and fiscal year 2004, respectively. The Company recognized no such tax benefit in fiscal year 2003. Unamortized share-based compensation expense at

January 28, 2006 was $3.9 million and will be recognized in the consolidated statement of operations over a weighted-average period of 2.13 years.

Included in share-based compensation expense reported in fiscal year 2004 are the following:

Concurrently upon entering into the credit facility on May 19, 2004, the vesting of stock options to purchase 1,854,267 shares issued pursuant to grants under the Company’s stock option plan was accelerated. As a result, the Company recorded $0.4 million of compensation expense related to the accelerated vesting during fiscal year 2004.

On May 19, 2004, certain of the Company’s executive officers were granted stock options to purchase 630,663 shares of the Company’s common stock at an exercise price of $3.23 per share. Such options were immediately exercisable upon grant. In connection with these grants, the Company recorded share-based compensation expense in the amount of $4.3 million during fiscal year 2004.

11.   Accrued Expenses

Accrued expenses consist of the following:

	January 28, 2006	January 29, 2005
	(Amounts in thousands)
Gift cards and certificates	$15,414	$12,567
Compensation and benefits	10,664	12,513
Other taxes	7,667	5,326
Construction in progress	4,645	2,139
Occupancy and related	4,154	3,464
Insurance	4,058	5,134
Transition services	—	3,089
Other accrued expenses	8,659	7,570
Total accrued expenses	$55,261	$51,802

12.   Long-Term Debt and Revolving Credit Facilities

Successor 2002

In connection with the acquisition of Lerner Holding on November 27, 2002, the Company issued: (i) a $75.0 million, 10% subordinated note (the “10% subordinated note”) and (ii) $20.0 million of senior subordinated notes bearing interest at a rate equal to the prime rate plus 6.25% (the “$20.0 million subordinated notes”). The 10% subordinated note was issued to Limited Brands as part of the purchase price for Lerner Holding and the $20.0 million subordinated notes were issued to a lender and the proceeds were used to affect the acquisition on the closing date. In addition, on November 27, 2002, the Company entered into a $120.0 million senior secured revolving credit facility with a syndicate of lenders.

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

Fiscal Year 2004

On March 16, 2004, certain terms of the Company’s revolving credit facility were amended. The amended and restated credit facilities consisted of a three-year $90.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit of up to $75.0 million), and a three-year $75.0 million term loan facility (“March 16, 2004 term loan”). On December 17, 2004, the amended and restated credit facilities were further amended to reduce certain interest rates by as much as 50 basis points (“amended and restated credit facilities”), depending upon the Company’s financial performance.

On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash on-hand were used to: (i) repurchase from Limited Brands the 10% subordinated note for $85.0 million, which included $75.0 million of principal and all accrued and unpaid interest; (ii) repurchase from LFAS, Inc. the common stock warrant for $20.0 million, plus a contingent payment (see below); and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan. Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2004.

In connection with the common stock warrant repurchase, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company files a public offering of its common stock, or (ii) the Company is acquired and b) the related transaction value exceeds $156.8 million, the Company shall pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004, and reported $16.3 million as a reduction in stockholders’ equity and as a current liability on the consolidated balance sheet. Subsequent changes in fair value of the obligation resulted in a $29.4 million charge to earnings in fiscal year 2004, which was reported on the consolidated statement of operations as a loss on derivative instrument. In connection with the consummation of the initial public offering, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

On May 19, 2004, Lerner New York, Inc., a subsidiary of New York & Company, Inc., entered into a new credit facility consisting of a $75.0 million term loan (“May 19, 2004 term loan”). The term loan proceeds were used to repurchase all but one share of the Company’s $0.01 par value, non-voting, Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. The Company incurred $1.9 million of fees and expenses related to the transaction, which were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan.

On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to prepay the $75.0 million May 19, 2004 term loan plus accrued and unpaid interest. In connection with the prepayment of the term loan, $1.7 million of unamortized deferred financing costs were written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2004.

Fiscal Year 2005

Immediately subsequent to the execution of the Stock Purchase Agreement with JasmineSola, the Company repaid $1.3 million of debt owed by JasmineSola under its credit facility and terminated such facility.

On January 4, 2006, the Company’s credit facilities were further amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the new term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of operations for fiscal year 2005.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50% per year, depending upon the Company’s financial performance. The Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per year, depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. For so long as any default under the revolving credit facility continues, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

The Company’s credit facilities contain certain covenants, including restrictions on its ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. The terms of the Company’s credit facilities also subject it to certain maintenance covenants in the event its borrowing availability under its revolving credit facility, plus cash on-hand, falls below $40.0 million. These covenants include maintaining a minimum trailing twelve-month EBITDA (as defined in its amended and restated credit agreement) and a maximum leverage ratio. This ratio and the calculation of EBITDA under the Company’s  amended and restated credit agreement are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. In addition, in the event that the Company’s borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and it fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the $37.5 million term loan must be prepaid down to $25.0 million, subject to certain restrictions. The Company is currently in compliance with the financial covenants referred to above.

The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and certain of its subsidiaries, as collateral for the Company’s obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

Commercial and standby letters of credit outstanding under the revolving credit facility at January 28, 2006 and January 29, 2005 were approximately $9.7 million and $13.0 million, respectively. As of January 28, 2006 and January 29, 2005, there were no loans outstanding under the revolving credit facility. Borrowings under the revolving credit facility are due March 17, 2009, and may be borrowed, repaid and reborrowed prior to maturity.

The carrying amounts and fair values of debt as of January 28, 2006 and January 29, 2005, are as follows:

	January 28, 2006		January 29, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
$37.5 million term loan, due March 17, 2009	$37,500	$37,500	$—	$—
$75.0 million term loan, due March 13, 2009	—	—	75,000	75,000
	$37,500	$37,500	$75,000	$75,000
Less: current portion	(6,000)	(6,000)	—	—
Total long-term debt, net of current	$31,500	$31,500	$75,000	$75,000

At January 28, 2006 and January 29, 2005, accrued interest payable on long-term debt was $0.3 million and $0.5 million, respectively, and is reported in accrued expenses on the consolidated balance sheets.

13.   Income Taxes

Income taxes consist of:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands)
Federal:
Current	$32,780	$18,519	$8,363
Deferred	(725)	8,762	5,582
State and Local:
Current	7,039	4,610	2,493
Deferred	(180)	2,168	2,119
	$38,914	$34,059	$18,557

The approximate tax effect of items giving rise to the net deferred income tax liabilities and assets recognized in the Company’s consolidated balance sheets is as follows:

	January 28, 2006	January 29, 2005
	(Amounts in thousands)
Accrued expenses	$7,067	$10,784
Fixed assets and intangible assets	(9,376)	(14,840)
Inventory	904	804
Other assets	585	716
Prepaid costs	(6,919)	(5,950)
Total deferred tax liabilities	(7,739)	(8,486)
Valuation allowance	—	—
Net deferred tax liabilities	$(7,739)	$(8,486)

As of January 28, 2006, the Company had no federal net operating loss carryforwards. During fiscal year 2003, the Company utilized its $19.9 million of net operating loss carryforwards, realizing an income tax benefit of $6.5 million.

A reconciliation of the statutory federal income tax expense is as follows:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal 2003
	(Amounts in thousands)
Statutory 35% federal tax	$34,090	$18,024	$15,254
State and local income taxes, net of federal income tax benefit	4,949	4,406	2,777
Loss on derivative instrument	—	10,289	—
Other, net	(125)	1,340	526
Income tax expense	$38,914	$34,059	$18,557

14.   Related Party Transactions

On October 13, 2004, the Company used proceeds from its initial public offering plus cash on-hand to pay its $45.7 million obligation to Limited Brands incurred in connection with the repurchase of the common stock warrant. After paying in full such obligation, Limited Brands is no longer a related party.

The following table summarizes the related party transactions between the Company and Limited Brands and its wholly-owned subsidiaries:

	Fiscal Year 2004	Fiscal Year 2003
	(Amounts in thousands)
Mast Industries Inc. purchases	$128,197	$109,610
Store leasing, construction and management	2,268	74,848
Capital expenditures	—	280
IT and corporate transaction	17,470	21,618
Inbound and outbound freight	20,073	23,739
	$168,008	$230,095

Significant purchases are made from Mast Industries, Inc. (“Mast”), a wholly-owned subsidiary of Limited Brands. Mast is a contract manufacturer and apparel importer. Prices are negotiated on a competitive basis by merchants of the Company with Mast.

Transition Service Agreements

In conjunction with the acquisition of Lerner Holding from Limited Brands, the Company entered a service agreement whereby Limited Brands provides services including transitional logistics and related tax, information technology, real estate, treasury and cash management, and store design and construction services as the Company establishes stand-alone operations. These agreements are for terms from four to 45 months. Service costs are determined based on various methods, including customary, pass-through, percent of sales, and fixed fee billings, as required by the agreement. During fiscal year 2003, the transition service agreements, with the exception of the Technical Services and Distribution Services Agreements, terminated by contract or voluntarily by the Company. During fiscal year 2004, the Company voluntarily terminated the Technical Services Agreement.

The Company continues to use the services of Limited Brands and its business units, Limited Logistics Services and Independent Production Services, under the transition services agreement for the Company’s distribution, transportation and delivery and compliance support services needs.

Under the agreement, these services will terminate upon the earliest of the following: (i) 15 months after the date on which Limited Brands gives notice that it would like to terminate the services (such notice can be given no earlier than August 26, 2006); (ii) 15 months from the date that the Company notifies Limited Brands that it wishes to terminate the services; (iii) 60 days after the Company has given notice to Limited Brands that it had failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that it had failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed change to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control, at the option of Limited Brands (the Company’s public offerings of common stock did not constitute a change of control); or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time.

Lease Guarantees and Subleases

Limited Brands guarantees approximately 75 store leases and the corporate office lease as of January 28, 2006. Limited Brands is not obligated to extend guarantees past the original lease terms and it is the Company’s obligation to remove Limited Brands as guarantor on any lease extension or renewal.

As of January 28, 2006, six stores are subject to sublease agreements (“the Store Leases Agreement”) with Limited Brands for stores where the Company occupies space that Limited Brands leases from third-party landlords. Under the terms of the Store Leases Agreement, the Company is responsible for its proportionate share, based on the size of its selling space, and all costs, which consist primarily of rent; excess rent, if applicable; maintenance; taxes; and utilities.

In connection with the acquisition of Lerner Holding from Limited Brands, the Company entered into a covenant agreement with respect to Limited Brands’ guaranteed leases, the sublease agreements, and the guarantee reimbursement obligation of the Company. The agreement contains certain restrictive covenants, including limitations on indebtedness, dividends and stock repurchases. These restrictive covenants terminated December 31, 2005.

Advisory Services

The Company had an advisory services agreement with Bear Stearns Merchant Manager II, LLC. The services consisted of formulating and implementing business strategies, including identifying and assisting the Company in evaluating corporate opportunities, such as marketing opportunities and financial strategies. Under the terms of the advisory services agreement, at the closing of the acquisition of Lerner Holding, the Company paid a transaction fee equal to $4.0 million for services rendered in connection with the acquisition of Lerner Holding.

The advisory services agreement called for an annual advisory fee, payable in advance in quarterly installments, equal to the greater of $0.8 million or 2.5% of EBITDA. The Company recorded $2.4 million and $1.9 million of advisory fees in selling, general and administrative expenses in fiscal year 2004 and fiscal year 2003, respectively. The Company paid Bear Stearns Merchant Manager II, LLC such fees in the amounts of $3.1 million and $1.0 million in fiscal year 2004 and fiscal year 2003, respectively. Upon consummation of the initial public offering on October 13, 2004, the Company paid a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC. Bear, Stearns & Co. Inc., an affiliate of Bear Stearns Merchant Banking, served as co-lead manager of both the initial public offering and January 2006 public offering and received a portion of the underwriting discounts and commissions.

Bear Stearns Merchant Banking Purchasing Agreement

The Company is one of the portfolio companies in which Bear Stearns Merchant Banking has invested. Beginning in 2004, Bear Stearns Merchant Banking initiated a cost savings program by coordinating the purchasing activities of several portfolio companies to take advantage of volume purchase discounts that would otherwise not be available to the individual companies, including the Company, if they were acting on their own. In connection with this undertaking, Bear Stearns Merchant Banking has engaged consultants and consulting firms. The consulting fees relating to these services are being charged to the participating portfolio companies based on their pro rata share of the overall cost savings achieved. Based upon the information received from Bear Stearns Merchant Banking in the fourth quarter of fiscal year 2005, it is estimated that the Company’s share of the consulting fees will be approximately $0.6 million; as such, the Company recorded a consulting expense and corresponding liability for such amount during the fourth quarter of fiscal year 2005.

Bear Stearns Merchant Banking relationship with Seven for All Mankind, LLC

Bear Stearns Merchant Banking holds an equity interest in Seven for All Mankind, LLC, a leading merchandise supplier to the Company’s newly acquired JasmineSola business. Since the acquisition in July 2005, JasmineSola purchased approximately $1.0 million of merchandise from Seven for All Mankind, LLC. Included in current liabilities at January 28, 2006 is an amount due to Seven for All Mankind, LLC of $0.1 million.

15.   Redeemable Preferred Stock

In connection with the acquisition of Lerner Holding from Limited Brands, the Company issued 58,257 shares of its non-voting, Series A redeemable preferred stock, $0.01 par value (“Series A preferred stock”) to Bear Stearns Merchant Banking for $58.3 million. On November 27, 2002, the Company issued 4,172 shares of Series A preferred stock to employees for $0.8 million in cash and promissory notes totaling $3.3 million. In fiscal year 2003, the Company issued 147 shares of its Series A preferred stock to employees for promissory notes totaling $0.1 million.

On May 19, 2004, the proceeds from the May 19, 2004 term loan were used to repurchase all but one share of the Company’s Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. All outstanding promissory notes were repaid to the Company in conjunction with the closing of the May 19, 2004 term loan and the repurchase of the Series A preferred stock. The remaining one share of Series A preferred stock was cancelled immediately prior to the effectiveness of the initial public offering. Subsequently, the Company revised its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $0.001 par value. At January 28, 2006 and January 29, 2005, there were no shares of preferred stock outstanding.

16.   Common Stock

In connection with the acquisition of Lerner Holding from Limited Brands, the Company issued 42,470,131 shares of its voting common stock, $0.001 par value, to Bear Stearns Merchant Banking for $4.9 million. Additionally, the Company issued a common stock warrant to LFAS, Inc. to acquire 8,050,671 shares of the Company’s common stock at a price of $0.11 per share. The fair value of the common stock warrant on the date of issuance was estimated to be $0.4 million. On November 27, 2002, the Company issued 3,043,009 shares of common stock to employees for approximately $0.1 million in cash and promissory notes totaling $0.3 million. In fiscal year 2003, the Company issued 107,343 shares of its common stock to employees for promissory notes totaling twelve thousand dollars. On May 19, 2004, all outstanding promissory notes were repaid to the Company.

On October 6, 2004, the Company completed the initial public offering of 11,500,000 shares of common stock, including the underwriters’ over-allotment option, of which 6,666,667 shares were offered by the Company and 4,833,333 shares were offered by certain selling stockholders at a price to the public of $17.00 per share. Upon consummation of the initial public offering on October 13, 2004, net proceeds of $105.4 million and $76.4 million were distributed to the Company and selling stockholders, respectively.

In connection with the acquisition of JasmineSola on July 19, 2005, the Company issued 350,000 shares of common stock, $0.001 par value, to the previous owner of JasmineSola.

On January 25, 2006, the Company completed an offering of 8,050,000 shares of common stock, including the underwriters’ over-allotment option, of which 130,000 shares were offered by the Company and 7,920,000 shares were offered by certain selling stockholders at a price to the public of $18.50 per share. Upon consummation of the public offering on January 31, 2006, net proceeds of $2.3 million and $139.8 million were distributed to the Company and selling stockholders, respectively.

The Company issued 866,320 and 1,049,801 shares of common stock upon exercise of stock options during fiscal year 2005 and fiscal year 2004, respectively.

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value.

17.   Other

As a result of Hurricane Katrina and Hurricane Rita in August and September 2005, three stores are closed permanently. The remaining stores impacted by these hurricanes have since reopened. The Company incurred losses of approximately $1.0 million related primarily to the write-off of inventory and property and equipment in the affected stores. The Company is insured, subject to deductibles, against damages for all the stores impacted by the hurricanes, and has recorded approximately $1.0 million of insurance recoveries in fiscal year 2005. These store closures did not have a significant impact on the Company’s financial condition or results of operation.

18.   Subsequent events

In connection with the consummation of the public offering on January 31, 2006, Bear Stearns Merchant Banking realized a cash return in excess of 3.0 times its investment in the Company; as such, 2,777,311 options to purchase common stock issued pursuant to grants under the Company’s stock option plan vested and became immediately exercisable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 2 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated October 3, 2005.
9.3	Amendment No. 3 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 15, 2006.
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.3	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Robert J. Luzzi.
10.4	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.
10.5	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and John DeWolf.
10.6	Transition Services Agreement by and between Lerner New York Holdings, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.7

Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, Wachovia Bank, N.A., the CIT Group/Business Credit, Inc. and the other Lenders named therein, dated March 16, 2004.*

10.8

First Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of May 19, 2004.**

10.9

Second Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of December 17, 2004.†

10.10

Third Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of July 19, 2005.***

10.11

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Wachovia Bank, National Association (successor by merger to Congress Financial Corporation), the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of January 4, 2006.

10.12	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company’s initial public offering.**
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Registered Public Accounting Firm.
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2006.

31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2006.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 7, 2006.

†                     Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.

*                     Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**               Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

***         Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005.