Form 10-Q
period 2006-04-29
New York & Company, Inc.
filed 2006-06-08
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to                .

COMMISSION FILE NUMBER:  1-32315

NEW YORK & COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-1031445
(State of incorporation)	(I.R.S. Employer Identification No.)
450 West 33rd Street
5th Floor
New York, New York 10001	(212) 884-2000
(Address of Principal Executive Offices,	(Registrant’s Telephone Number,
including Zip Code)	Including Area Code)

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

As of May 26, 2006, the registrant had 55,444,090 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended April 29, 2006	Three months ended April 30, 2005
	(Amounts in thousands, except per share amounts)
Net sales	$267,137	$269,975
Cost of goods sold, buying and occupancy costs	188,034	171,665
Gross profit	79,103	98,310
Selling, general and administrative expenses	68,484	60,926
Operating income	10,619	37,384
Interest expense, net of interest income of $213 and $365, respectively	490	1,409
Income before income taxes	10,129	35,975
Provision for income taxes	4,072	14,495
Net income	$6,057	$21,480
Basic earnings per share	$0.11	$0.40
Diluted earnings per share	$0.10	$0.38
Weighted average shares outstanding:
Basic shares of common stock	55,226	53,340
Diluted shares of common stock	59,744	56,673

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 29, 2006	January 28, 2006	April 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$26,897	$57,436	$85,134
Accounts receivable	22,544	15,581	23,312
Inventories, net	130,158	109,656	99,508
Prepaid expenses	16,874	18,770	15,778
Other current assets	2,454	1,515	1,997
Total current assets	198,927	202,958	225,729
Property and equipment, net	169,161	159,388	110,746
Goodwill and intangible assets	41,809	41,702	14,843
Other assets	2,106	2,227	3,545
Total assets	$412,003	$406,275	$354,863
Liabilities and stockholders’ equity
Current liabilities:
Current portion, long-term debt	$6,000	$6,000	$—
Accounts payable	85,930	90,980	64,982
Accrued expenses	50,680	55,261	45,741
Income taxes payable	—	—	9,908
Deferred income taxes	1,740	3,016	1,684
Total current liabilities	144,350	155,257	122,315
Long-term debt, net of current	30,000	31,500	75,000
Deferred income taxes	4,133	4,723	6,966
Deferred rent and other liabilities	42,228	35,745	24,658
Total liabilities	220,711	227,225	228,939
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 55,394, 54,629 and 53,476 shares issued and outstanding at April 29, 2006, January 28, 2006, and April 30, 2005, respectively	55	55	53
Additional paid-in capital	132,675	126,490	110,611
Retained earnings	59,031	52,974	15,964
Accumulated other comprehensive loss	(469)	(469)	(704)
Total stockholders’ equity	191,292	179,050	125,924
Total liabilities and stockholders’ equity	$412,003	$406,275	$354,863

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 29, 2006	Three months ended April 30, 2005
	(Amounts in thousands)
Operating activities
Net income	$6,057	$21,480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,676	5,446
Amortization of deferred financing costs	73	289
Share-based compensation	622	212
Deferred income taxes	(1,866)	164
Changes in operating assets and liabilities:
Accounts receivable	(9,257)	(10,243)
Inventories, net	(20,502)	(6,129)
Prepaid expenses	1,896	2,097
Accounts payable	(5,050)	(9,063)
Accrued expenses	(4,231)	(6,061)
Income taxes payable	—	9,908
Other assets and liabilities	5,406	6,332
Net cash (used in) provided by operating activities	(19,176)	14,432
Investing activities
Capital expenditures	(17,370)	(15,411)
Net cash used in investing activities	(17,370)	(15,411)
Financing activities
Proceeds from public offering	2,294	—
Payment of public offering costs	(453)	—
Repayment of debt	(1,500)	—
Tax benefit from exercise of stock options	5,003	901
Proceeds from exercise of stock options	663	51
Net cash provided by financing activities	6,007	952
Net decrease in cash and cash equivalents	(30,539)	(27)
Cash and cash equivalents at beginning of period	57,436	85,161
Cash and cash equivalents at end of period	$26,897	$85,134

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)

1.   Organization and Basis of Presentation

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of April 29, 2006, the Company operated 530 retail stores in 45 states, including 17 JasmineSola stores. Trademarks referenced in this Quarterly Report on Form 10-Q appear in italic type and are the property of the Company.

The accompanying consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”); Lerner New York, Inc.; Lernco, Inc.; Nevada Receivable Factoring, Inc. and JasmineSola. On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of April 29, 2006 and April 30, 2005 and for the thirteen weeks (“three months”) ended April 29, 2006 and April 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006 (“fiscal year 2005”), which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 7, 2006. The fiscal year ending February 3, 2007 is referred to herein as “fiscal year 2006.” In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

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

New York & Company, Inc.
Notes to Consolidated Financial Statements (Continued)
April 29, 2006
(Unaudited)

3.   Acquisition

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

The acquisition was accounted for under the purchase method of accounting with a full basis adjustment. The purchase price allocation has been prepared on a preliminary basis and changes to this preliminary allocation are expected as additional information concerning asset and liability valuations are finalized. The preliminary allocation resulted in goodwill of $9.8 million and indefinite lived intangible assets related to trademarks of $17.2 million.

4.   Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options as if they were exercised. A reconciliation between basic and diluted earnings per share is as follows:

	Three months ended April 29, 2006	Three months ended April 30, 2005
	(Amounts in thousands, except per share amounts)
Net income	$6,057	$21,480
Basic EPS
Weighted average shares outstanding:
Basic shares of common stock	55,226	53,340
Basic EPS	$0.11	$0.40
Diluted EPS
Weighted average shares outstanding:
Basic shares of common stock	55,226	53,340
Plus impact of stock options	4,518	3,333
Diluted shares of common stock	59,744	56,673
Diluted EPS	$0.10	$0.38

New York & Company, Inc.
Notes to Consolidated Financial Statements (Continued)
April 29, 2006
(Unaudited)

4.   Earnings Per Share (Continued)

The calculation of diluted earnings per share for the three months ended April 29, 2006 and April 30, 2005 exclude options to purchase 495,836 and 30,000 shares, respectively, due to their antidilutive effect as the options’ exercise price exceeded the average market price of the common stock.

5.   Share-Based Compensation

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

In connection with the consummation of the public offering on January 31, 2006, BSMB/NYCG, LLC, an affiliate of Bear Stearns Merchant Banking and the controlling stockholder of the Company, realized a cash return in excess of 3.0 times its investment in the Company; as such, 2,777,311 options to purchase common stock issued pursuant to grants under the Company’s stock option plan vested and became immediately exercisable.

The Company recorded share-based compensation expense in the amount of $0.6 million for the three months ended April 29, 2006 and $0.2 million for the three months ended April 30, 2005. Included in the $0.6 million of share-based compensation expense for the three months ended April 29, 2006 is $0.2 million of expense related to the 2,777,311 stock options that vested on January 31, 2006.

The Company issued 764,455 shares of common stock upon exercise of stock options during the three months ended April 29, 2006.

6.   Pension Plan

The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company’s total employees. The Company’s collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO that was set to expire in August 2005 is under renegotiation. A signed extension agreement is in effect until June 30, 2006.

New York & Company, Inc.
Notes to Consolidated Financial Statements (Continued)
April 29, 2006
(Unaudited)

6.   Pension Plan (Continued)

The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended April 29, 2006	Three months ended April 30, 2005
	(Amounts in thousands)
Service cost	$67	$73
Interest cost	135	143
Expected return on plan assets	(180)	(188)
Net periodic benefit cost	$22	$28

7.   Income Tax Provision

The income tax provisions for interim periods are based upon management’s estimate of the Company’s annualized effective tax rate. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local taxes.

8.   Long-Term Debt and Credit Facilities

On January 4, 2006, the Company’s credit facilities were amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50% (“January 4, 2006 term loan”), (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million term loan entered into on March 16, 2004 (“March 16, 2004 term loan”), which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off in the fourth quarter of fiscal year 2005.

As of April 29, 2006, the Company had availability under its revolving credit facility of $62.0 million, net of letters of credit outstanding of $9.4 million, as compared to availability of $43.6 million, net of letters of credit outstanding of $12.1 million, as of April 30, 2005.

New York & Company, Inc.
Notes to Consolidated Financial Statements (Continued)
April 29, 2006
(Unaudited)

8.   Long-Term Debt and Credit Facilities (Continued)

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50% per year, depending upon the Company’s financial performance. The Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per year, depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. For so long as any default under the revolving credit facility continues, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for all Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

The Company’s credit facilities contain certain covenants, including restrictions on its ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. The terms of the Company’s credit facilities also subject it to certain maintenance covenants in the event its borrowing availability under its revolving credit facility, plus cash on-hand, falls below $40.0 million. These covenants include maintaining a minimum trailing twelve-month EBITDA (as defined in the Company’s amended and restated credit agreement) and a maximum leverage ratio. This ratio and the calculation of EBITDA under the amended and restated credit agreement are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. In addition, in the event that the Company’s borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and it fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the $37.5 million term loan must be prepaid down to $25.0 million, subject to certain restrictions. The Company is currently in compliance with the financial covenants referred to above.

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

New York & Company, Inc.
Notes to Consolidated Financial Statements (Continued)
April 29, 2006
(Unaudited)

9.   New Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and will apply them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $2.4 million of additional rent expense in the current fiscal year, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on the store’s opening date. For the three months ended April 29, 2006, $0.9 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $0.5 million, or $0.01 per diluted share.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘predict’’ and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to those discussed under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and:

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

•       the control of the Company by its sponsors; and

•       risks and uncertainties as described in the Company’s documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 7, 2006.

The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company’s actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores. The target customers for the Company’s New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded retail stores. As of April 29, 2006, the Company operated 530 retail stores in 45 states, including 17 JasmineSola stores.

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

Net sales for the three months ended April 29, 2006 decreased 1.1% to $267.1 million, as compared to $270.0 million for the three months ended April 30, 2005. Comparable store sales decreased 9.2% in the three months ended April 29, 2006, as compared to a comparable store sales increase of 3.9% for the three months ended April 30, 2005. Net sales per average selling square foot for the three months ended April 29, 2006 decreased 3.5% to $82, as compared to $85 for the three months ended April 30, 2005. Net income for the three months ended April 29, 2006 decreased to $6.1 million, or $0.10 per diluted share, as compared to $21.5 million, or $0.38 per diluted share, for the three months ended April 30, 2005. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

Capital spending for the three months ended April 29, 2006  was $17.4 million, as compared to $15.4 million for the three months ended April 30, 2005. The $17.4 million of capital spending represents $16.6 million related to the construction of new stores and the remodeling of existing stores and $0.8 million related to non-store capital projects, which principally represent information technology enhancements. During the three months ended April 29, 2006, the Company opened 14 new stores, including one JasmineSola store, closed three stores and completed five remodels, ending the period operating 530 stores in 45 states, as compared to 482 stores as of April 30, 2005. Total selling square footage as of April 29, 2006 was 3.282 million, as compared to 3.196 million as of April 30, 2005.

The Company’s balance sheet at April 29, 2006 included $26.9 million in cash and $54.6 million of working capital, as compared to $85.1 million in cash and $103.4 million of working capital at April 30, 2005. The decrease in working capital compared to last year was primarily the result of the January 2006 prepayment of a $75.0 million term loan using $37.5 million of cash on-hand plus proceeds from the January 4, 2006 term loan. At April 29, 2006, the Company’s inventory was $130.2 million, including $6.6 million of inventory attributable to the JasmineSola business, as compared to $99.5 million of inventory at April 30, 2005. The increase in inventory compared to last year is primarily to support new stores, planned increases to support the Mother’s Day selling period and lower sales during the first quarter.

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

The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records such amounts as revenues as gift cards are redeemed. The Company’s estimate of gift card breakage is based on analysis of historical redemption patterns as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three months ended April 29, 2006 and April 30, 2005:

	Three months ended April 29, 2006	Three months ended April 30, 2005
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.4%	63.6%
Gross profit	29.6%	36.4%
Selling, general and administrative expenses	25.6%	22.5%
Operating income	4.0%	13.9%
Interest expense, net	0.2%	0.5%
Income before income taxes	3.8%	13.4%
Provision for income taxes	1.5%	5.4%
Net income	2.3%	8.0%

	Three months ended April 29, 2006	Three months ended April 30, 2005
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales (decline) growth	(1.1)%	7.1%
Comparable store sales (decrease) increase	(9.2)%	3.9%
Net sales per average selling square foot(1)	$82	$85
Net sales per average store(2)	$509	$564
Average selling square footage per store(3)	6,193	6,631

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended April 29, 2006		Three months ended April 30, 2005
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	519	3,254,465	476	3,189,770
New stores	14	64,312	8	32,908
Closed stores	(3)	(18,147)	(2)	(10,644)
Net impact of remodeled stores on selling square feet	—	(18,297)	—	(15,823)
Stores open, end of period	530	3,282,333	482	3,196,211

Three Months Ended April 29, 2006 Compared to Three Months Ended April 30, 2005

Net Sales.   Net sales for the three months ended April 29, 2006 decreased 1.1% to $267.1 million, as compared to $270.0 million for the three months ended April 30, 2005. The decrease is attributable to a $24.1 million, or 9.2%, decrease in comparable store sales. The decrease in comparable store sales was offset by a $21.2 million, or 281.4%, increase in non-comparable store sales, primarily driven by new stores. In the comparable store base, average dollar sales per transaction decreased 2.0% and the number of transactions per average store declined 7.4%, as compared to the same period last year.

Gross Profit.   Gross profit decreased $19.2 million to $79.1 million, or 29.6% of net sales, for the three months ended April 29, 2006, as compared to $98.3 million, or 36.4% of net sales, for the three months ended April 30, 2005. The decrease in gross profit is primarily attributable to the decrease in comparable store sales and an increase in merchandise markdowns for the three months ended April 29, 2006, as compared to the same period last year. In addition, buying and occupancy costs increased as a percentage of net sales due to increases in real estate costs related to the cumulative impact of new stores since April 30, 2005 combined with the impact of lower comparable store sales.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $7.6 million to $68.5 million, or 25.6% of net sales, for the three months ended April 29, 2006 from $60.9 million, or 22.5% of net sales, for the three months ended April 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased for the three months ended April 29, 2006, as compared to the three months ended April 30, 2005, due to the decrease in comparable store sales. The increase in selling, general and administrative expenses for the three months ended April 29, 2006 is primarily due to higher store selling expenses as a result of the cumulative impact of new stores since April 30, 2005.

Operating Income.   The decrease in gross profit and higher selling, general and administrative expenses, as explained above, resulted in a $26.8 million decrease in operating income to $10.6 million, or 4.0% of net sales, for the three months ended April 29, 2006, as compared to $37.4 million, or 13.9% of net sales, for the three months ended April 30, 2005.

Interest Expense, Net.   Net interest expense decreased $0.9 million to $0.5 million, or 0.2% of net sales, for the three months ended April 29, 2006 from $1.4 million, or 0.5% of net sales, for the three months ended April 30, 2005. The decrease in net interest expense is due to reductions in borrowings and a reduction in interest rates obtained through the Company’s prepayment of a $75 million term loan on January 4, 2006 using proceeds from a new $37.5 million term loan facility plus cash on-hand.

Provision for Income Taxes.   The effective tax rate for the three months ended April 29, 2006 was 40.2%, as compared to 40.3% for the three months ended April 30, 2005.

Net Income.   For the reasons discussed above, net income decreased $15.4 million to $6.1 million, or 2.3% of net sales, for the three months ended April 29, 2006 from $21.5 million, or 8.0% of net sales, for the three months ended April 30, 2005.

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for the three months ended April 29, 2006 and April 30, 2005. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Three months ended April 29, 2006		Three months ended April 30, 2005
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income	$6,057	2.3%	$21,480	8.0%
Add back:
Interest expense, net	490	0.2%	1,409	0.5%
Provision for income taxes	4,072	1.5%	14,495	5.4%
Depreciation and amortization	7,676	2.9%	5,446	2.0%
EBITDA	$18,295	6.9%	$42,830	15.9%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company’s information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of April 29, 2006.

The following tables contain information regarding the Company’s liquidity and capital resources:

	April 29, 2006	January 28, 2006	April 30, 2005
	(Amounts in thousands)
Cash and cash equivalents	$26,897	$57,436	$85,134
Working capital	$54,577	$47,701	$103,414

	Three months ended April 29, 2006	Three months ended April 30, 2005
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(19,176)	$14,432
Net cash used in investing activities	$(17,370)	$(15,411)
Net cash provided by financing activities	$6,007	$952

Operating Activities

Net cash used in operating activities was $19.2 million for the three months ended April 29, 2006, as compared to net cash provided by operating activities of $14.4 million for the three months ended April 30, 2005. The decrease in cash flow provided by operating activities for the three months ended April 29, 2006, as compared to the three months ended April 30, 2005, is primarily related to the decrease in net income, and changes in inventories and income taxes payable, partially offset by changes in accounts receivable, accounts payable and accrued expenses. Cash provided by other assets and liabilities for the three months ended April 29, 2006 and April 30, 2005 includes $5.7 million and $6.2 million of construction allowances, respectively.

Investing Activities

Cash used in investing activities was $17.4 million for the three months ended April 29, 2006, as compared to $15.4 million of cash used in investing activities for the three months ended April 30, 2005.

The increase reflects capital expenditures primarily related to the construction of new stores and the remodeling of existing stores.

The Company opened 14 new stores and completed five remodels in the three months ended April 29, 2006, as compared to eight new stores and eight remodels in the three months ended April 30, 2005. The Company plans to open approximately 50 to 60 stores, including eight to ten JasmineSola stores, in fiscal year 2006, ending the year operating approximately 572 stores. The Company’s future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

Net cash provided by financing activities was $6.0 million for the three months ended April 29, 2006, as compared to net cash provided by financing activities of $1.0 million for the three months ended April 30, 2005. Net cash provided by financing activities for the three months ended April 29, 2006 represents proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.5 million in fees and expenses related to the offering; the $1.5 million quarterly repayment of the $37.5 million January 4, 2006 term loan; and $5.7 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash provided by financing activities for the three months ended April 30, 2005 resulted from the exercise of stock options and the related tax benefit to the Company.

Long-Term Debt and Credit Facilities

On January 4, 2006, the Company’s credit facilities were amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for the issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off in the fourth quarter of fiscal year 2005.

As of April 29, 2006, the Company had availability under its revolving credit facility of $62.0 million, net of letters of credit outstanding of $9.4 million, as compared to availability of $43.6 million, net of letters of credit outstanding of $12.1 million, as of April 30, 2005.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the three months ended April 29, 2006 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company  and JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the ‘‘relief from royalty method’’ and were determined to have indefinite lives by an independent appraiser. The Company tests for impairment of intangible assets annually as required by this Statement. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in ‘‘Cautionary Note Regarding Forward-Looking Statements and Risk Factors.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The fair value assigned to the JasmineSola trademarks is $17.2 million. The $9.8 million of goodwill associated with the acquisition of JasmineSola is preliminary and is expected to be adjusted as additional information concerning asset and liability valuations are finalized.

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

Adoption of New Accounting Standards

In October 2005, the FASB issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and will apply them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $2.4 million of additional rent expense in the current fiscal year, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on the store’s opening date. For the three months ended April 29, 2006, $0.9 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $0.5 million, or $0.01 per diluted share.

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

PART II.

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 7, 2006.

ITEM 1A.   RISK FACTORS

There have been no material changes in the Company’s risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 7, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report and made a part hereof.

10.1

Amendment to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc.; New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)
Dated:	June 8, 2006