Form 10-Q
period 2006-07-29
New York & Company, Inc.
filed 2006-09-07
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 29, 2006
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

As of August 25, 2006, the registrant had 56,310,934 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30, 2005
	(Amounts in thousands, except per share amounts)
Net sales	$264,858	$254,581	$531,995	$524,556
Cost of goods sold, buying and occupancy costs	189,277	172,563	377,311	344,228
Gross profit	75,581	82,018	154,684	180,328
Selling, general and administrative expenses	64,200	60,278	132,684	121,204
Operating income	11,381	21,740	22,000	59,124
Interest expense, net of interest income of $335, $611, $549, and $976, respectively	477	1,301	967	2,710
Income before income taxes	10,904	20,439	21,033	56,414
Provision for income taxes	4,405	8,189	8,477	22,684
Net income	$6,499	$12,250	$12,556	$33,730
Basic earnings per share	$0.12	$0.23	$0.23	$0.63
Diluted earnings per share	$0.11	$0.21	$0.21	$0.59
Weighted average shares outstanding:
Basic shares of common stock	55,656	53,654	55,441	53,497
Diluted shares of common stock	59,852	57,197	59,798	56,935

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 29, 2006	January 28, 2006	July 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$36,888	$57,436	$57,239
Accounts receivable	21,687	15,581	19,566
Inventories, net	102,526	109,656	100,977
Prepaid expenses	18,584	18,770	18,498
Other current assets	1,934	1,515	2,437
Total current assets	181,619	202,958	198,717
Property and equipment, net	181,949	159,388	135,351
Goodwill and intangible assets	43,141	41,702	40,857
Other assets	1,949	2,227	3,282
Total assets	$408,658	$406,275	$378,207
Liabilities and stockholders’ equity
Current liabilities:
Current portion, long-term debt	$6,000	$6,000	$—
Accounts payable	68,944	90,980	66,572
Accrued expenses	49,770	55,261	52,285
Income taxes payable	587	—	—
Deferred income taxes	3,006	3,016	1,636
Total current liabilities	128,307	155,257	120,493
Long-term debt, net of current portion	28,500	31,500	75,000
Deferred income taxes	3,403	4,723	3,017
Deferred rent and other liabilities	49,407	35,745	30,370
Total liabilities	209,617	227,225	228,880
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 55,938, 54,629 and 54,179 shares issued and outstanding at July 29, 2006, January 28, 2006, and July 30, 2005, respectively	56	55	54
Additional paid-in capital	133,924	126,490	121,763
Retained earnings	65,530	52,974	28,214
Accumulated other comprehensive loss	(469)	(469)	(704)
Total stockholders’ equity	199,041	179,050	149,327
Total liabilities and stockholders’ equity	$408,658	$406,275	$378,207

S

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended July 29, 2006	Six months ended July 30, 2005
	(Amounts in thousands)
Operating activities
Net income	$12,556	$33,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,651	11,041
Amortization of deferred financing costs	138	578
Share-based compensation	790	486
Deferred income taxes	(1,330)	(3,833)
Changes in operating assets and liabilities:
Accounts receivable	(8,400)	(6,497)
Inventories, net	7,130	(3,811)
Prepaid expenses	186	(602)
Accounts payable	(22,036)	(9,487)
Accrued expenses	(5,140)	423
Income taxes payable	587	—
Other assets and liabilities	11,789	11,616
Net cash provided by operating activities	11,921	33,644
Investing activities
Acquisition of Jasmine Company, Inc., net of cash acquired	—	(21,246)
Capital expenditures	(38,057)	(42,772)
Net cash used in investing activities	(38,057)	(64,018)
Financing activities
Proceeds from public offering	2,294	—
Payment of public offering costs	(439)	—
Repayment of debt	(3,000)	(1,327)
Tax benefit from exercise of stock options	5,893	3,558
Proceeds from exercise of stock options	840	221
Net cash provided by financing activities	5,588	2,452
Net decrease in cash and cash equivalents	(20,548)	(27,922)
Cash and cash equivalents at beginning of period	57,436	85,161
Cash and cash equivalents at end of period	$36,888	$57,239
Supplemental disclosure of non-cash financing activities
Issuance of common stock for the acquisition of Jasmine Company, Inc.	$—	$8,050

See accompanying notes.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements
July 29, 2006
(Unaudited)

1.   Organization and Basis of Presentation

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of New York & Company retail stores. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of July 29, 2006, the Company operated 537 retail stores in 45 states, including 17 JasmineSola stores. Trademarks referenced in this Quarterly Report on Form 10-Q appear in italic type and are the property of the Company.

The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”); Lerner New York, Inc.; Lernco, Inc.; Nevada Receivable Factoring, Inc. and JasmineSola. On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of July 29, 2006 and July 30, 2005 and for the thirteen weeks (“three months”) and twenty-six weeks (“six months”) ended July 29, 2006 and July 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006 (“fiscal year 2005”), which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 7, 2006. The fiscal year ending February 3, 2007 is referred to herein as “fiscal year 2006.” In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

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

The net proceeds received by the Company were used to pay the fees and expenses of the offering, as well as for general corporate purposes.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
July 29, 2006
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

The Company is currently engaged in an arbitration proceeding relating to the Stock Purchase Agreement, which could result in a future adjustment to the purchase price and a corresponding adjustment to goodwill.

The acquisition was accounted for under the purchase method of accounting with a full basis adjustment. The purchase price allocation resulted in goodwill of $11.1 million and indefinite lived intangible assets related to trademarks of $17.2 million.

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

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30, 2005
	(Amounts in thousands, except per share amounts)
Net income	$6,499	$12,250	$12,556	$33,730
Basic EPS
Weighted-average shares outstanding:
Basic shares of common stock	55,656	53,654	55,441	53,497
Basic EPS	$0.12	$0.23	$0.23	$0.63
Diluted EPS
Weighted-average shares outstanding:
Basic shares of common stock	55,656	53,654	55,441	53,497
Plus impact of stock options	4,196	3,543	4,357	3,438
Diluted shares of common stock	59,852	57,197	59,798	56,935
Diluted EPS	$0.11	$0.21	$0.21	$0.59

The calculation of diluted earnings per share for the three and six months ended July 29, 2006  excludes options to purchase 886,836 and 855,336 shares, respectively, due to their antidilutive effect.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
July 29, 2006
(Unaudited)

5.   Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain requirements of the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires all forms of share-based payment to employees, including employee stock options, to be treated as compensation and recognized in the consolidated statement of income. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of income. Therefore, the adoption of SFAS 123-R did not have a material impact on the Company’s consolidated financial statements.

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

The Company recorded share-based compensation expense in the amount of $0.2 million and $0.3 million for the three months ended July 29, 2006 and July 30, 2005, respectively, and $0.8 million and $0.5 million for the six months ended July 29, 2006 and July 30, 2005, respectively. Included in the $0.8 million of share-based compensation expense for the six months ended July 29, 2006 is $0.2 million of expense related to the 2,777,311 stock options that vested on January 31, 2006.

The Company issued 1,308,084 shares of common stock upon exercise of stock options during the six months ended July 29, 2006.

6.   Pension Plan

The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company’s total employees. The Company’s collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO that was set to expire in August 2005 is under renegotiation. A signed extension agreement is in effect until November 30, 2006.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
July 29, 2006
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

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30, 2005
	(Amounts in thousands)
Service cost	$99	$73	$166	$146
Interest cost	135	130	270	273
Expected return on plan assets	(179)	(187)	(359)	(375)
Net periodic benefit cost	$55	$16	$77	$44

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

As of July 29, 2006, the Company had availability under its revolving credit facility of $44.7 million, net of letters of credit outstanding of $9.7 million, as compared to availability of $40.5 million, net of letters of credit outstanding of $14.5 million, as of July 30, 2005.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
July 29, 2006
(Unaudited)

8.   Long-Term Debt and Credit Facilities (Continued)

revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50% per year, depending upon the Company’s financial performance. The Company pays the lenders under the revolving credit facility a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per year, depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. For so long as any default under the revolving credit facility continues, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for all Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

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

9.   New Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and is applying them prospectively. The Company

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
July 29, 2006
(Unaudited)

9.   New Accounting Pronouncements (Continued)

currently anticipates that the adoption of this pronouncement will result in approximately $3.0 million of additional rent expense in the current fiscal year, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on a store’s opening date. For the three months ended July 29, 2006, $1.1 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $0.7 million, or $0.01 per diluted share. For the six months ended July 29, 2006, $2.0 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $1.2 million, or $0.02 per diluted share.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of this Interpretation will have on its financial position and results of operations.

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

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores. The target customers for the Company’s New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded retail stores. As of July 29, 2006, the Company operated 537 retail stores in 45 states, including 17 JasmineSola stores.

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

Net sales for the three months ended July 29, 2006 increased 4.0% to $264.9 million, as compared to $254.6 million for the three months ended July 30, 2005. Net sales for the six months ended July 29, 2006 increased 1.4% to $532.0 million, as compared to $524.6 million for the same period last year. Comparable store sales decreased 4.0% for the three months ended July 29, 2006, as compared to a comparable store sales increase of 0.4% for the three months ended July 30, 2005. Comparable store sales decreased 6.7% for the six months ended July 29, 2006, as compared to a comparable store sales increase of 2.3% for the same period last year. Net income for the three months ended July 29, 2006 decreased to $6.5 million, or $0.11 per diluted share, as compared to $12.3 million, or $0.21 per diluted share, for the three months ended July 30, 2005. Net income for the six months ended July 29, 2006 decreased to $12.6 million, or $0.21 per diluted share, as compared to $33.7 million, or $0.59 per diluted share, for the six months ended July 30, 2005. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

During the six months ended July 29, 2006, the Company opened 24 new stores, including two JasmineSola stores, closed six stores and completed 19 remodels, ending the period operating 537 stores in 45 states, as compared to 506 stores as of July 30, 2005. Total selling square footage as of July 29, 2006 was 3.280 million, as compared to 3.237 million as of July 30, 2005. Capital spending for the six months ended July 29, 2006 was $38.1 million, as compared to $42.8 million for the six months ended July 30, 2005. The $38.1 million of capital spending represents $35.0 million related to the construction of new stores and the remodeling of existing stores and $3.1 million related to non-store capital projects, which principally represent information technology enhancements.

The Company’s balance sheet at July 29, 2006 included $36.9 million in cash and $53.3 million of working capital, as compared to $57.2 million in cash and $78.2 million of working capital at July 30, 2005. The decrease in working capital compared to last year was primarily the result of the Company using $38.0 million of cash on-hand plus $37.5 million of proceeds from the January 4, 2006 term loan to prepay in full a $75.0 million term loan plus $0.5 million of fees incurred in connection with the refinancing. At July 29, 2006, the Company’s inventory was $102.5 million, as compared to $101.0 million of inventory at July 30, 2005.

The Company recently signed a three year agreement with Accretive Commerce for integrated e-commerce operations. Under the agreement, Accretive Commerce will provide an end to end suite of direct commerce services, including integration of a new e-commerce platform (in alliance with Art Technology Group, Inc.), order management, order fulfillment, customer care, and channel management services. The Company intends to begin selling merchandise through its e-commerce internet site later this year.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store’s original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. Net sales are recorded when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. A reserve is provided for projected merchandise returns based on prior experience.

The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records those amounts as revenues as gift cards are redeemed. The Company’s estimate of gift card breakage is based on analysis of historical redemption patterns as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three and six months ended July 29, 2006 and July 30, 2005:

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.5%	67.8%	70.9%	65.6%
Gross profit	28.5%	32.2%	29.1%	34.4%
Selling, general and administrative expenses	24.2%	23.7%	25.0%	23.1%
Operating income	4.3%	8.5%	4.1%	11.3%
Interest expense, net	0.2%	0.5%	0.2%	0.5%
Income before income taxes	4.1%	8.0%	3.9%	10.8%
Provision for income taxes	1.6%	3.2%	1.5%	4.4%
Net income	2.5%	4.8%	2.4%	6.4%

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30, 2005
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	4.0%	4.9%	1.4%	6.0%
Comparable store sales increase / (decrease)	(4.0)%	0.4%	(6.7)%	2.3%
Net sales per average selling square foot(1)	$81	$79	$163	$163
Net sales per average store(2)	$496	$515	$1,008	$1,068
Average selling square footage per store(3)	6,108	6,398	6,108	6,398

(1)       Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)       Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)       Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended July 29, 2006		Three months ended July 30, 2005		Six months ended July 29, 2006		Six months ended July 30, 2005
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	530	3,282,333	482	3,196,211	519	3,254,465	476	3,189,770
New stores	10	43,317	13	59,508	24	107,629	21	92,416
Acquired stores	—	—	14	38,760	—	—	14	38,760
Closed stores	(3)	(17,409)	(3)	(16,404)	(6)	(35,556)	(5)	(27,048)
Net impact of remodeled stores on selling square feet	—	(28,166)	—	(40,604)	—	(46,463)	—	(56,427)
Stores open, end of period	537	3,280,075	506	3,237,471	537	3,280,075	506	3,237,471

Three Months Ended July 29, 2006 Compared to Three Months Ended July 30, 2005

Net Sales.   Net sales for the three months ended July 29, 2006 increased 4.0% to $264.9 million, as compared to $254.6 million for the three months ended July 30, 2005. The increase is attributable to a $19.9 million, or 161.5%, increase in non-comparable store sales, primarily driven by new stores and acquired JasmineSola stores. The increase in non-comparable store sales was offset by a $9.6 million, or 4.0%, decrease in comparable store sales. In the comparable store base, average dollar sales per transaction were flat and the number of transactions per average store decreased 4.0%, as compared to the same period last year.

Gross Profit.   Gross profit decreased $6.4 million to $75.6 million, or 28.5% of net sales, for the three months ended July 29, 2006, as compared to $82.0 million, or 32.2% of net sales, for the three months ended July 30, 2005. The decrease in gross profit is primarily attributable to the decrease in comparable store sales and an increase in merchandise markdowns for the three months ended July 29, 2006, as compared to the same period last year. In addition, buying and occupancy costs increased as a percentage of net sales primarily due to increases in real estate costs related to the impact of new stores opened since July 30, 2005 combined with the impact of lower comparable store sales. Also contributing to the increase in buying and occupancy costs is the recognition of rental expense during the construction period for new stores beginning in February 2006, with the adoption of FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $3.9 million to $64.2 million, or 24.2% of net sales, for the three months ended July 29, 2006, as compared to $60.3 million, or 23.7% of net sales, for the three months ended July 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased for the three months ended July 29, 2006, as compared to the three months ended July 30, 2005, due in large part to the decrease in comparable store sales. The increase in selling, general and administrative expenses for the three months ended July 29, 2006 is primarily due to higher store selling expenses as a result of new stores opened since July 30, 2005.

Operating Income.   The decrease in gross profit and higher selling, general and administrative expenses, as explained above, resulted in a $10.3 million decrease in operating income to $11.4 million, or 4.3% of net sales, for the three months ended July 29, 2006, as compared to $21.7 million, or 8.5% of net sales, for the three months ended July 30, 2005.

Interest Expense, Net.   Net interest expense decreased $0.8 million to $0.5 million, or 0.2% of net sales, for the three months ended July 29, 2006, as compared to $1.3 million, or 0.5% of net sales, for the three months ended July 30, 2005. The decrease in net interest expense is due to a reduction in borrowings and interest rates obtained through the Company’s prepayment of a $75.0 million term loan on January 4, 2006 using proceeds from a new $37.5 million term loan facility plus cash on-hand.

Provision for Income Taxes.   The effective tax rate for the three months ended July 29, 2006 was 40.4%, as compared to 40.1% for the three months ended July 30, 2005.

Net Income.   For the reasons discussed above, net income decreased $5.8 million to $6.5 million, or 2.5% of net sales, for the three months ended July 29, 2006, as compared to $12.3 million, or 4.8% of net sales, for the three months ended July 30, 2005.

Six Months Ended July 29, 2006 Compared to Six Months Ended July 30, 2005

Net Sales.   Net sales for the six months ended July 29, 2006 increased 1.4% to $532.0 million, as compared to $524.6 million for the six months ended July 30, 2005. The increase is attributable to a $41.0 million, or 206.6%, increase in non-comparable store sales, primarily driven by new stores and acquired JasmineSola stores. The increase in non-comparable store sales was offset by a $33.6 million, or 6.7%, decrease in comparable store sales. In the comparable store base, average dollar sales per transaction decreased 1.1% and the number of transactions per average store decreased 5.6%, as compared to the same period last year.

Gross Profit.   Gross profit decreased $25.6 million to $154.7 million, or 29.1% of net sales, for the six months ended July 29, 2006, as compared to $180.3 million, or 34.4% of net sales, for the six months ended July 30, 2005. The decrease in gross profit is primarily attributable to the decrease in comparable store sales and an increase in merchandise markdowns for the six months ended July 29, 2006, as compared to the same period last year. In addition, buying and occupancy costs increased as a percentage of net sales primarily due to increases in real estate costs related to the impact of new stores opened since July 30, 2005 combined with the impact of lower comparable store sales. Also contributing to the increase in buying and occupancy costs is the recognition of rental expense during the construction period for new stores beginning in February 2006, with the adoption of FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $11.5 million to $132.7 million, or 25.0% of net sales, for the six months ended July 29, 2006, as compared to $121.2 million, or 23.1% of net sales, for the six months ended July 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased for the six months ended July 29, 2006, as compared to the six months ended July 30, 2005, due in large part to the decrease in comparable store sales. The increase in selling, general and administrative expenses for the six months ended July 29, 2006 is primarily due to higher store selling expenses as a result of new stores opened since July 30, 2005.

Operating Income.   The decrease in gross profit and higher selling, general and administrative expenses, as explained above, resulted in a $37.1 million decrease in operating income to $22.0 million, or 4.1% of net sales, for the six months ended July 29, 2006, as compared to $59.1 million, or 11.3% of net sales, for the six months ended July 30, 2005.

Interest Expense, Net.   Net interest expense decreased $1.7 million to $1.0 million, or 0.2% of net sales, for the six months ended July 29, 2006, as compared to $2.7 million, or 0.5% of net sales, for the six months ended July 30, 2005. The decrease in net interest expense is due to a reduction in borrowings and interest rates obtained through the Company’s prepayment of a $75.0 million term loan on January 4, 2006 using proceeds from a new $37.5 million term loan facility plus cash on-hand.

Provision for Income Taxes.   The effective tax rate for the six months ended July 29, 2006 was 40.3%, as compared to 40.2% for the six months ended July 30, 2005.

Net Income.   For the reasons discussed above, net income decreased $21.1 million to $12.6 million, or 2.4% of net sales, for the six months ended July 29, 2006, as compared to $33.7 million, or 6.4% of net sales, for the six months ended July 30, 2005.

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for the three and six months ended July 29, 2006 and July 30, 2005. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Three months ended July 29, 2006		Three months ended July 30, 2005		Six months ended July 29, 2006		Six months ended July 30, 2005
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income	$6,499	2.5%	$12,250	4.8%	$12,556	2.4%	$33,730	6.4%
Add back:
Interest expense, net	477	0.2%	1,301	0.5%	967	0.2%	2,710	0.5%
Provision for income taxes	4,405	1.6%	8,189	3.2%	8,477	1.5%	22,684	4.4%
Depreciation and amortization	7,975	3.0%	5,595	2.2%	15,651	2.9%	11,041	2.1%
EBITDA	$19,356	7.3%	$27,335	10.7%	$37,651	7.0%	$70,165	13.4%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company’s information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of July 29, 2006.

The following tables contain information regarding the Company’s liquidity and capital resources:

	July 29, 2006	January 28, 2006	July 30, 2005
	(Amounts in thousands)
Cash and cash equivalents	$36,888	$57,436	$57,239
Working capital	$53,312	$47,701	$78,224

	Six months ended July 29, 2006	Six months ended July 30, 2005
	(Amounts in thousands)
Net cash provided by operating activities	$11,921	$33,644
Net cash used in investing activities	$(38,057)	$(64,018)
Net cash provided by financing activities	$5,588	$2,452

Operating Activities

Net cash provided by operating activities was $11.9 million for the six months ended July 29, 2006, as compared to net cash provided by operating activities of $33.6 million for the six months ended July 30, 2005. The decrease in cash flow provided by operating activities for the six months ended July 29, 2006, as compared to the six months ended July 30, 2005, is primarily related to the decrease in net income, and changes in accounts receivable, accounts payable and accrued expenses, partially offset by changes in inventory, prepaid expenses, income taxes payable and other assets and liabilities. Cash provided by other assets and liabilities for the six months ended July 29, 2006 and July 30, 2005 includes $12.1 million and $10.9 million of landlord allowances, respectively.

Investing Activities

Cash used in investing activities was $38.1 million for the six months ended July 29, 2006, as compared to $64.0 million of cash used in investing activities for the six months ended July 30, 2005. Cash used in investing activities for the six months ended July 29, 2006 represents capital expenditures primarily related to the construction of new stores and the remodeling of existing stores. Cash used in investing activities for the six months ended July 30, 2005 represents $42.8 million of capital expenditures primarily related to the construction of new stores and the remodeling of existing stores and $21.2 million used to acquire JasmineSola.

The Company opened 24 new stores and completed 19 remodels in the six months ended July 29, 2006, as compared to 21 new stores and 29 remodels in the six months ended July 30, 2005. The Company plans to open approximately 50 to 60 stores, including eight to ten JasmineSola stores, in fiscal year 2006, ending the year operating approximately 568 stores. The Company’s future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

Net cash provided by financing activities was $5.6 million for the six months ended July 29, 2006, as compared to net cash provided by financing activities of $2.5 million for the six months ended July 30, 2005. Net cash provided by financing activities for the six months ended July 29, 2006 represents proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.4 million in fees and expenses related to the offering; quarterly payments against the $37.5 million January 4, 2006 term loan totaling $3.0 million; and $6.7 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash provided by financing activities for the six months ended July 30, 2005 resulted primarily from the tax benefit related to the exercise of stock options offset by the repayment of debt outstanding under the terminated JasmineSola credit facility.

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

As of July 29, 2006, the Company had availability under its revolving credit facility of $44.7 million, net of letters of credit outstanding of $9.7 million, as compared to availability of $40.5 million, net of letters of credit outstanding of $14.5 million, as of July 30, 2005.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the six months ended July 29, 2006 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company and JasmineSola trademarks and the goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the ‘‘relief from royalty method” and were determined to have indefinite lives by an independent appraiser. The Company tests for impairment of intangible assets annually as required by this Statement. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data.

These estimates can be affected by factors such as those outlined in ‘‘Special Note Regarding Forward-Looking Statements and Risk Factors.” An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The fair value assigned to the JasmineSola trademarks and goodwill is $17.2 million and $11.1 million, respectively.

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

New Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and is applying them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $3.0 million of additional rent expense in the current fiscal year, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on a store’s opening date. For the three months ended July 29, 2006, $1.1 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $0.7 million, or $0.01 per diluted share. For the six months ended July 29, 2006, $2.0 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $1.2 million, or $0.02 per diluted share.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of this Interpretation will have on its financial position and results of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   The Company’s market risks relate primarily to changes in interest rates. The Company’s credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of income and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by approximately $0.3 million annually. The Company historically has not engaged in interest rate hedging activities.

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

(b)   Internal Controls Over Financial Reporting.   There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with the Company’s notice and proxy statement dated May 18, 2006, the Company held its Annual Meeting of Stockholders on June 21, 2006. Holders of 53,533,046 shares of the Company’s common stock were present in person or by proxy, representing approximately 96.6% of the Company’s 55,406,321 shares outstanding on the record date. The matters set forth below were submitted to a vote of the Company’s stockholders:

(a)    The election of eleven directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The following persons were elected as members of the Board of Directors:

Name of Nominee	Votes For	Votes Withheld
Bodil M. Arlander	46,071,878	7,461,168
Philip M. Carpenter III	46,757,581	6,775,465
Richard P. Crystal	44,950,558	8,582,488
M. Katherine Dwyer	52,405,286	1,127,760
David H. Edwab	52,404,262	1,128,784
John D. Howard	44,558,398	8,974,648
Louis Lipschitz	52,406,808	1,126,238
Edward W. Moneypenny	52,406,978	1,126,068
Richard L. Perkal	46,071,558	7,461,488
Arthur E. Reiner	52,227,905	1,305,141
Ronald W. Ristau	44,904,570	8,628,476

(b)   The proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending February 3, 2007:

Votes	Votes
For	Against	Abstentions
53,454,799	74,953	3,294

(c)    The proposal to approve the adoption of the 2006 Long-Term Incentive Plan:

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
38,549,135	12,289,377	10,993	2,683,541

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

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)
Dated:	September 7, 2006