Form 10-Q
period 2006-10-28
New York & Company, Inc.
filed 2006-12-07
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 28, 2006

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

As of November 24, 2006, the registrant had 56,893,004 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
	(Amounts in thousands, except per share amounts)
Net sales	$270,922	$254,388	$802,917	$778,944
Cost of goods sold, buying and occupancy costs	180,996	179,896	558,307	524,124
Gross profit	89,926	74,492	244,610	254,820
Selling, general and administrative expenses	73,382	65,830	206,066	187,034
Operating income	16,544	8,662	38,544	67,786
Interest expense, net of interest income of $324, $337, $873 and $1,313, respectively	471	1,675	1,438	4,385
Income before income taxes	16,073	6,987	37,106	63,401
Provision for income taxes	6,480	2,833	14,957	25,517
Net income	$9,593	$4,154	$22,149	$37,884
Basic earnings per share	$0.17	$0.08	$0.40	$0.70
Diluted earnings per share	$0.16	$0.07	$0.37	$0.66
Weighted average shares outstanding:
Basic shares of common stock	56,381	54,297	55,755	53,764
Diluted shares of common stock	59,963	57,675	59,853	57,182

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	October 28, 2006	January 28, 2006	October 29, 2005
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$23,732	$57,436	$30,027
Accounts receivable	23,446	15,581	21,642
Inventories, net	150,379	109,656	136,772
Prepaid expenses	19,368	18,770	16,466
Other current assets	3,222	1,515	3,088
Total current assets	220,147	202,958	207,995
Property and equipment, net	201,991	159,388	154,338
Goodwill and intangible assets	43,141	41,702	41,024
Other assets	1,814	2,227	2,887
Total assets	$467,093	$406,275	$406,244
Liabilities and stockholders’ equity
Current liabilities:
Current portion, long-term debt	$6,000	$6,000	$—
Accounts payable	96,219	90,980	84,762
Accrued expenses	62,105	55,261	53,350
Income taxes payable	3,727	—	730
Deferred income taxes	3,092	3,016	586
Total current liabilities	171,143	155,257	139,428
Long-term debt, net of current portion	27,000	31,500	75,000
Deferred income taxes	3,180	4,723	2,282
Deferred rent and other liabilities	54,823	35,745	34,591
Total liabilities	256,146	227,225	251,301
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 56,622, 54,629 and 54,324 shares issued and outstanding at October 28, 2006, January 28, 2006, and October 29, 2005, respectively	57	55	54
Additional paid-in capital	136,236	126,490	123,223
Retained earnings	75,123	52,974	32,370
Accumulated other comprehensive loss	(469)	(469)	(704)
Total stockholders’ equity	210,947	179,050	154,943
Total liabilities and stockholders’ equity	$467,093	$406,275	$406,244

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended October 28, 2006	Nine months ended October 29, 2005
	(Amounts in thousands)
Operating activities
Net income	$22,149	$37,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,713	17,638
Amortization of deferred financing costs	207	866
Share-based compensation	1,231	803
Deferred income taxes	(1,210)	(5,618)
Changes in operating assets and liabilities:
Accounts receivable	(10,159)	(8,573)
Inventories, net	(40,723)	(39,606)
Prepaid expenses	(598)	1,430
Accounts payable	5,239	8,703
Accrued expenses	7,194	1,488
Income taxes payable	3,727	730
Other assets and liabilities	15,649	15,442
Net cash provided by operating activities	26,419	31,187
Investing activities
Acquisition of Jasmine Company, Inc., net of cash acquired	—	(21,350)
Capital expenditures	(66,084)	(68,566)
Net cash used in investing activities	(66,084)	(89,916)
Financing activities
Proceeds from public offering	2,294	—
Payment of public offering costs	(439)	—
Repayment of debt	(4,500)	(1,327)
Tax benefit from exercise of stock options	7,598	4,679
Proceeds from exercise of stock options	1,008	243
Net cash provided by financing activities	5,961	3,595
Net decrease in cash and cash equivalents	(33,704)	(55,134)
Cash and cash equivalents at beginning of period	57,436	85,161
Cash and cash equivalents at end of period	$23,732	$30,027
Supplemental disclosure of non-cash financing activities
Issuance of common stock for the acquisition of Jasmine Company, Inc.	$—	$8,050

See accompanying notes.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements
October 28, 2006
(Unaudited)

1.                 Organization and Basis of Presentation

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of New York & Company retail stores and, beginning in November 2006, on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of October 28, 2006, the Company operated 560 retail stores in 45 states, including 23 JasmineSola stores. Trademarks referenced in this Quarterly Report on Form 10-Q appear in italic type and are the property of the Company.

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

The condensed consolidated financial statements as of October 28, 2006 and October 29, 2005 and for the thirteen weeks (“three months”) and thirty-nine weeks (“nine months”) ended October 28, 2006 and October 29, 2005 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006 (“fiscal year 2005”), which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 7, 2006. The fiscal year ending February 3, 2007 is referred to herein as “fiscal year 2006.” In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

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

2.      Public Offering of Common Stock (Continued)

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

The acquisition was accounted for under the purchase method of accounting. The purchase price allocation resulted in goodwill of $11.1 million and indefinite-lived intangible assets related to trademarks of $17.2 million.

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

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
	(Amounts in thousands, except per share amounts)
Net income	$9,593	$4,154	$22,149	$37,884
Basic EPS
Weighted average shares outstanding:
Basic shares of common stock	56,381	54,297	55,755	53,764
Basic EPS	$0.17	$0.08	$0.40	$0.70
Diluted EPS
Weighted average shares outstanding:
Basic shares of common stock	56,381	54,297	55,755	53,764
Plus impact of stock options	3,582	3,378	4,098	3,418
Diluted shares of common stock	59,963	57,675	59,853	57,182
Diluted EPS	$0.16	$0.07	$0.37	$0.66

The calculation of diluted earnings per share for the three months ended October 28, 2006 and October 29, 2005  excludes options to purchase 768,165 and 395,336 shares, respectively, due to their antidilutive effect. The calculation of diluted earnings per share for the nine months ended October 28, 2006 and October 29, 2005 excludes options to purchase 826,279 and 144,279 shares, respectively, due to their antidilutive effect.

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

In connection with the consummation of the public offering on January 31, 2006, BSMB/NYCG, LLC, an affiliate of Bear Stearns Merchant Banking and the controlling stockholder of the Company, realized a cash return in excess of 3.0 times its investment in the Company; as such, 2,777,311 options to purchase common stock issued pursuant to grants under the Company’s Amended and Restated 2002 Stock Option Plan vested and became immediately exercisable.

The Company recorded share-based compensation expense in the amount of $0.4 million and $0.3 million for the three months ended October 28, 2006 and October 29, 2005, respectively, and $1.2 million and $0.8 million for the nine months ended October 28, 2006 and October 29, 2005, respectively. Included in the $1.2 million of share-based compensation expense for the nine months ended October 28, 2006 is $0.2 million of expense related to the 2,777,311 stock options that vested on January 31, 2006.

During the nine months ended October 28, 2006, the Company issued 36,500 shares of restricted stock to certain officers and members of its board of directors and 1,955,935 shares of common stock were issued upon exercise of stock options.

6.                 Pension Plan

The Company sponsors a single-employer defined benefit pension plan covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company’s total employees. The Company’s collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO that was set to expire in August 2005 is under renegotiation. A signed extension agreement is in effect until February 28, 2007.

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

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
	(Amounts in thousands)
Service cost	$83	$73	$249	$219
Interest cost	135	137	405	410
Expected return on plan assets	(180)	(188)	(539)	(563)
Net periodic benefit cost	$38	$22	$115	$66

7.                 Deferred Rent

The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At October 28, 2006, January 28, 2006 and October 29, 2005, the deferred lease liability was $54.1 million, $35.1 million, and $33.6 million, respectively, and is reported in deferred rent and other liabilities on the consolidated balance sheets. The increase in the deferred lease liability during the nine months ended October 28, 2006 is primarily related to the 50 new stores opened and 31 stores remodeled during the period.

8.                 Income Tax Provision

The income tax provisions for interim periods are based upon management’s estimate of the Company’s annualized effective tax rate. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local taxes.

9.      Long-Term Debt and Credit Facilities

On January 4, 2006, the Company’s credit facilities were amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50% (“January 4, 2006 term loan”), (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million term loan entered into on March 16, 2004 (“March 16, 2004 term loan”), which was bearing interest at the Eurodollar rate plus 5.00%, and paid $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off in the fourth quarter of fiscal year 2005.

As of October 28, 2006, the Company had availability under its revolving credit facility of $73.3 million, net of letters of credit outstanding of $9.5 million, as compared to availability of $63.3 million, net of letters of credit outstanding of $16.0 million, as of October 29, 2005.

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

9.      Long-Term Debt and Credit Facilities (Continued)

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

10.          New Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and is applying them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $3.3 million of additional rent expense in the current fiscal year, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on a store’s opening date. For the three months ended October 28, 2006, $1.1 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $0.6 million, or $0.01 per diluted share. For the nine months ended October 28, 2006, $3.1 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $1.8 million, or $0.03 per diluted share.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after

10.   New Accounting Pronouncements (Continued)

December 15, 2006. The Company is currently evaluating the impact that the adoption of this Interpretation will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

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

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores and, beginning in November 2006, on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded retail stores. As of October 28, 2006, the Company operated 560 retail stores in 45 states, including 23 JasmineSola stores.

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

Net sales for the three months ended October 28, 2006 increased 6.5% to $270.9 million, as compared to $254.4 million for the three months ended October 29, 2005. Net sales for the nine months ended October 28, 2006 increased 3.1% to $802.9 million, as compared to $778.9 million for the nine months ended October 29, 2005. Comparable store sales increased 0.5% for the three months ended October 28, 2006, as compared to a comparable store sales decrease of 3.1% for the three months ended October 29, 2005. Comparable store sales decreased 4.4% for the nine months ended October 28, 2006, as compared to a comparable store sales increase of 0.5% for the nine months ended October 29, 2005. Net income for the three months ended October 28, 2006 increased to $9.6 million, or $0.16 per diluted share, as compared to $4.2 million, or $0.07 per diluted share, for the three months ended October 29, 2005. Net income for the nine months ended October 28, 2006 decreased to $22.1 million, or $0.37 per diluted share, as compared to $37.9 million, or $0.66 per diluted share, for the nine months ended October 29, 2005. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

During the nine months ended October 28, 2006, the Company opened 50 new stores, including eight new JasmineSola stores, closed nine stores and completed 31 remodels, ending the period operating 560 stores in 45 states, as compared to 523 stores as of October 29, 2005. Total selling square footage as of October 28, 2006 was 3.357 million, as compared to 3.306 million as of October 29, 2005. Capital spending for the nine months ended October 28, 2006 was $66.1 million, as compared to $68.6 million for the nine months ended October 29, 2005. The $66.1 million of capital spending represents $59.9 million related to the construction of new stores and the remodeling of existing stores and $6.2 million related to non-store capital projects, which principally represent information technology enhancements.

The Company’s balance sheet at October 28, 2006 included $23.7 million in cash and $49.0 million of working capital, as compared to $30.0 million in cash and $68.6 million of working capital at October 29, 2005. The decrease in cash and working capital compared to last year was primarily the result of the

Company’s capital spending program in addition to the Company using $38.0 million of cash on-hand plus $37.5 million of proceeds from the January 4, 2006 term loan to prepay in full a $75.0 million term loan plus $0.5 million of fees incurred in connection with the refinancing. At October 28, 2006, the Company’s inventory was $150.4 million, as compared to $136.8 million of inventory at October 29, 2005.

Earlier this year the Company signed a three year agreement with Accretive Commerce for integrated e-commerce operations. Under the agreement, Accretive Commerce provides an end to end suite of direct commerce services, including integration of a new e-commerce platform (in alliance with Art Technology Group, Inc.), order management, order fulfillment, customer care, and channel management services. In November 2006, the Company began selling merchandise through its e-commerce internet site at www.nyandcompany.com.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store’s original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales are recorded when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. A reserve is provided for projected merchandise returns based on prior experience.

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

Cost of Goods Sold, Buying and Occupancy Costs.   Cost of goods sold, buying and occupancy costs are comprised of direct inventory costs for merchandise sold, distribution, payroll and related costs for design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs, including, subsequent to fiscal year 2005, occupancy costs incurred during a period of construction prior to store opening.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 28, 2006 and October 29, 2005:

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	66.8%	70.7%	69.5%	67.3%
Gross profit	33.2%	29.3%	30.5%	32.7%
Selling, general and administrative expenses	27.1%	25.9%	25.7%	24.0%
Operating income	6.1%	3.4%	4.8%	8.7%
Interest expense, net	0.2%	0.7%	0.2%	0.6%
Income before income taxes	5.9%	2.7%	4.6%	8.1%
Provision for income taxes	2.4%	1.1%	1.8%	3.2%
Net income	3.5%	1.6%	2.8%	4.9%

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	6.5%	5.0%	3.1%	5.7%
Comparable store sales increase / (decrease)	0.5%	(3.1)%	(4.4)%	0.5%
Net sales per average selling square foot(1)	$82	$78	$243	$240
Net sales per average store(2)	$493	$494	$1,487	$1,558
Average selling square footage per store(3)	5,995	6,322	5,995	6,322

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 28, 2006		Three months ended October 29, 2005		Nine months ended October 28, 2006		Nine months ended October 29, 2005
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	537	3,280,075	506	3,237,471	519	3,254,465	476	3,189,770
New stores	26	113,383	19	83,922	50	221,012	40	176,338
Acquired stores	—	—	—	—	—	—	14	38,760
Closed stores	(3)	(23,085)	(2)	(15,691)	(9)	(58,641)	(7)	(42,739)
Net impact of remodeled stores on selling square feet	—	(13,111)	—	548	—	(59,574)	—	(55,879)
Stores open, end of period	560	3,357,262	523	3,306,250	560	3,357,262	523	3,306,250

Three Months Ended October 28, 2006 Compared to Three Months Ended October 29, 2005

Net Sales.   Net sales for the three months ended October 28, 2006 increased 6.5% to $270.9 million, as compared to $254.4 million for the three months ended October 29, 2005. The increase is attributable to a $15.3 million increase in non-comparable store sales, primarily driven by new stores and acquired JasmineSola stores, which entered the comparable store sales base in September 2006. Also contributing to the increase in sales is a $1.2 million, or 0.5%, increase in comparable store sales. In the comparable store base, average dollar sales per transaction increased 4.4% as compared to the same period last year while the number of transactions per average store decreased 3.7%, as compared to the same period last year.

Gross Profit.   Gross profit increased $15.4 million to $89.9 million, or 33.2% of net sales, for the three months ended October 28, 2006, as compared to $74.5 million, or 29.3% of net sales, for the three months ended October 29, 2005. The increase in gross profit is primarily due to an increase in net sales and a reduction in merchandise markdowns and cancellations for the three months ended October 28, 2006, as compared to the same period last year. Buying and occupancy costs increased as a percentage of net sales primarily due to increases in real estate costs related to the impact of new and remodeled stores. Also contributing to the increase in buying and occupancy costs is the recognition of rental expense during the construction period for new stores beginning in February 2006, with the adoption of FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $7.6 million to $73.4 million, or 27.1% of net sales, for the three months ended October 28, 2006, as compared to $65.8 million, or 25.9% of net sales, for the three months ended October 29, 2005. As a percentage of net sales, selling, general and administrative expenses increased for the three months ended October 28, 2006, as compared to the same period last year, primarily due to an increase in store selling expenses and an increase in incentive compensation costs resulting from the improvement in operating income for the three months ended October 28, 2006, as compared to the same period last year.

Operating Income.   The increase in gross profit partially offset by higher selling, general and administrative expenses, as explained above, resulted in a $7.8 million increase in operating income to $16.5 million, or 6.1% of net sales, for the three months ended October 28, 2006, as compared to $8.7 million, or 3.4% of net sales, for the three months ended October 29, 2005.

Interest Expense, Net.   Net interest expense decreased $1.2 million to $0.5 million, or 0.2% of net sales, for the three months ended October 28, 2006, as compared to $1.7 million, or 0.7% of net sales, for the three months ended October 29, 2005. The decrease in net interest expense is due to a reduction in borrowings and interest rates obtained through the Company’s prepayment of a $75.0 million term loan on January 4, 2006 using proceeds from a new $37.5 million term loan facility plus cash on-hand.

Provision for Income Taxes.   The effective tax rate for the three months ended October 28, 2006 was 40.3%, as compared to 40.5% for the three months ended October 29, 2005.

Net Income.   For the reasons discussed above, net income increased $5.4 million to $9.6 million, or 3.5% of net sales, for the three months ended October 28, 2006, as compared to $4.2 million, or 1.6% of net sales, for the three months ended October 29, 2005.

Nine Months Ended October 28, 2006 Compared to Nine Months Ended October 29, 2005

Net Sales.   Net sales for the nine months ended October 28, 2006 increased 3.1% to $802.9 million, as compared to $778.9 million for the nine months ended October 29, 2005. The increase is attributable to a $56.3 million increase in non-comparable store sales, primarily driven by new stores and acquired JasmineSola stores, which entered the comparable store sales base in September 2006. The increase in non-comparable store sales was partially offset by a $32.3 million, or 4.4%, decrease in comparable store sales. In the comparable store base, average dollar sales per transaction increased 0.7% while the number of transactions per average store decreased 5.0%, as compared to the same period last year.

Gross Profit.   Gross profit decreased $10.2 million to $244.6 million, or 30.5% of net sales, for the nine months ended October 28, 2006, as compared to $254.8 million, or 32.7% of net sales, for the nine months ended October 29, 2005. The decrease in gross profit is primarily attributable to the decrease in comparable store sales combined with an increase in buying and occupancy costs for the nine months ended October 28, 2006, as compared to the same period last year. Buying and occupancy costs increased as a percentage of net sales primarily due to increases in real estate costs related to the impact of new and remodeled stores combined with the impact of lower comparable store sales. Also contributing to the increase in buying and occupancy costs is the recognition of rental expense during the construction period for new stores beginning in February 2006, with the adoption of FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” As a percentage of net sales, the increase in buying and occupancy costs was partially offset by a decrease in merchandise markdowns and cancellations for the nine months ended October 28, 2006, as compared to the same period last year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $19.1 million to $206.1 million, or 25.7% of net sales, for the nine months ended October 28, 2006, as compared to $187.0 million, or 24.0% of net sales, for the nine months ended October 29, 2005. As a percentage of net sales, selling, general and administrative expenses increased for the nine months ended October 28, 2006, as compared to the same period last year, due in large part to a decrease in comparable store sales and a slight increase in store selling expenses.

Operating Income.   The decrease in gross profit and higher selling, general and administrative expenses, as explained above, resulted in a $29.3 million decrease in operating income to $38.5 million, or 4.8% of net sales, for the nine months ended October 28, 2006, as compared to $67.8 million, or 8.7% of net sales, for the nine months ended October 29, 2005.

Interest Expense, Net.   Net interest expense decreased $3.0 million to $1.4 million, or 0.2% of net sales, for the nine months ended October 28, 2006, as compared to $4.4 million, or 0.6% of net sales, for the nine months ended October 29, 2005. The decrease in net interest expense is due to a reduction in borrowings and interest rates obtained through the Company’s prepayment of a $75.0 million term loan on January 4, 2006 using proceeds from a new $37.5 million term loan facility plus cash on-hand.

Provision for Income Taxes.   The effective tax rate for the nine months ended October 28, 2006 was 40.3%, as compared to 40.2% for the nine months ended October 29, 2005.

Net Income.   For the reasons discussed above, net income decreased $15.8 million to $22.1 million, or 2.8% of net sales, for the nine months ended October 28, 2006, as compared to $37.9 million, or 4.9% of net sales, for the nine months ended October 29, 2005.

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for the three and nine months ended October 28, 2006 and October 29, 2005. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the

Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Three months ended October 28, 2006		Three months ended October 29, 2005		Nine months ended October 28, 2006		Nine months ended October 29, 2005
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income	$9,593	3.5%	$4,154	1.6%	$22,149	2.8%	$37,884	4.9%
Add back:
Interest expense, net	471	0.2%	1,675	0.7%	1,438	0.2%	4,385	0.6%
Provision for income taxes	6,480	2.4%	2,833	1.1%	14,957	1.8%	25,517	3.2%
Depreciation and amortization	8,062	3.0%	6,597	2.6%	23,713	3.0%	17,638	2.3%
EBITDA	$24,606	9.1%	$15,259	6.0%	$62,257	7.8%	$85,424	11.0%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company’s information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of October 28, 2006.

The following tables contain information regarding the Company’s liquidity and capital resources:

	October 28, 2006	January 28, 2006	October 29, 2005
	(Amounts in thousands)
Cash and cash equivalents	$23,732	$57,436	$30,027
Working capital	$49,004	$47,701	$68,567

	Nine months ended October 28, 2006	Nine months ended October 29, 2005
	(Amounts in thousands)
Net cash provided by operating activities	$26,419	$31,187
Net cash used in investing activities	$(66,084)	$(89,916)
Net cash provided by financing activities	$5,961	$3,595

Operating Activities

Net cash provided by operating activities was $26.4 million for the nine months ended October 28, 2006, as compared to net cash provided by operating activities of $31.2 million for the nine months ended October 29, 2005. The decrease in cash flow provided by operating activities for the nine months ended October 28, 2006, as compared to the nine months ended October 29, 2005, is primarily related to a decrease in net income, changes in accounts receivable, inventories, prepaid expenses and accounts payable partially offset by changes in accrued expenses, income taxes payable, and other assets and liabilities. Cash provided by other assets and liabilities for the nine months ended October 28, 2006 and October 29, 2005 includes $17.0 million and $14.2 million of landlord allowances, respectively.

Investing Activities

Cash used in investing activities was $66.1 million for the nine months ended October 28, 2006, as compared to $89.9 million of cash used in investing activities for the nine months ended October 29, 2005. Cash used in investing activities for the nine months ended October 28, 2006 represents capital expenditures primarily related to the construction of new stores and the remodeling of existing stores. Cash used in investing activities for the nine months ended October 29, 2005 represents $68.6 million of capital expenditures primarily related to the construction of new stores and the remodeling of existing stores and $21.4 million used to acquire JasmineSola.

The Company opened 50 new stores and completed 31 remodels in the nine months ended October 28, 2006, as compared to 40 new stores and 40 remodels in the nine months ended October 29, 2005. The Company plans to have opened 61 new stores, including nine JasmineSola stores, in fiscal year 2006, ending the year operating 566 stores. The Company’s future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

Net cash provided by financing activities was $6.0 million for the nine months ended October 28, 2006, as compared to net cash provided by financing activities of $3.6 million for the nine months ended October 29, 2005. Net cash provided by financing activities for the nine months ended October 28, 2006 represents proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.4 million in fees and expenses related to the offering; quarterly payments against the $37.5 million January 4, 2006 term loan totaling $4.5 million; and $8.6 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash provided by financing activities for the nine months ended October 29, 2005 consisted of proceeds from the exercise of stock options and the related tax benefit to the Company offset by the repayment of debt outstanding under the terminated JasmineSola credit facility.

Long-Term Debt and Credit Facilities

On January 4, 2006, the Company’s credit facilities were amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for the issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and paid $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off in the fourth quarter of fiscal year 2005.

As of October 28, 2006, the Company had availability under its revolving credit facility of $73.3 million, net of letters of credit outstanding of $9.5 million, as compared to availability of $63.3 million, net of letters of credit outstanding of $16.0 million, as of October 29, 2005.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s results of operations. The Company’s evaluation for the nine months ended October 28, 2006 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company and JasmineSola trademarks and the goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the ‘‘relief from royalty method” and were determined to have indefinite lives by an independent appraiser. The Company tests for impairment of intangible assets annually as required by this Statement. Management’s estimate of future cash flow is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in ‘‘Special Note Regarding Forward-Looking Statements and Risk Factors.” An impairment loss could have a material adverse impact on the Company’s results of operations. The fair value assigned to the JasmineSola trademarks and goodwill is $17.2 million and $11.1 million, respectively.

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

New Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and is applying them prospectively. The Company currently anticipates that the adoption of this pronouncement will result in approximately $3.3 million of additional rent expense in the current fiscal year, which prior to the adoption of this pronouncement would have been capitalized and amortized into depreciation expense on a straight-line basis over the lease term, commencing on a store’s opening date. For the three months ended October 28, 2006, $1.1 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $0.6 million, or $0.01 per diluted share. For the nine months ended October 28, 2006, $3.1 million of rent expense was recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $1.8 million, or $0.03 per diluted share.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

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

Currency Exchange Rates.   The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which the Company pays U.S. Dollars. Since July 2005, China has been slowly increasing the value of the Chinese Yuan, which is now linked to a basket of world-currencies. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China and the Company would adjust its supply chain accordingly.

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

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Dated:	December 7, 2006