Form 10-K/A
period 2006-01-28
New York & Company, Inc.
filed 2007-03-06
CIK 1211351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

TABLE OF CONTENTS - 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends certain portions of the Annual Report on Form 10-K of New York & Company, Inc. (the “Company”) for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission on April 7, 2006. In response to a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance, the Company has made the following amendments to its disclosure:

1) Amend Item 9A. “Controls and Procedures” to clarify the Company’s response to the requirements of Item 307 of Regulation S-K regarding the effectiveness of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) and to clarify the Company’s response to the requirements of Item 308(c) of Regulation S-K in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15.

2) Amend the certifications filed as Exhibits 31.1 and 31.2 to delete the titles of the certifying individuals at the beginning of the certifications and conform the language as set forth in Item 601(b)(31) of Regulation S-K.

No other amendments have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events.

PART II

Item 9A.                 Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures

The Company carried out an evaluation, as of January 28, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria established in the Internal Control—

Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

(c)                                  Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(3)                                  Exhibits filed with this report on Form 10-K/A.

Exhibit No.	Description
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2007.

New York & Company, Inc.
(Registrant)

/s/ Ronald W. Ristau
Ronald W. Ristau
Chief Operating Officer and
Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.