Form 10-K
period 2007-02-03
New York & Company, Inc.
filed 2007-04-06
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

The aggregate market value of common stock held by non-affiliates as of July 28, 2006 was approximately $242.3 million, using the closing price per share of $10.35, as reported on the New York Stock Exchange as of such date.

The number of shares of registrant’s common stock outstanding as of March 30, 2007 was 57,879,535.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

PART I

Item 1.   Business

Overview

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of New York & Company retail stores and, beginning in November 2006, on-line at www.nyandcompany.com. The target customers for New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of February 3, 2007, the Company operated 560 retail stores with 3.3 million selling square feet in 44 states, including 24 JasmineSola stores. Trademarks referenced in this Annual Report on Form 10-K appear in italic type and are the property of the Company. Unless otherwise noted, the description of the Company’s business in this Annual Report on Form 10-K refers to the New York & Company business.

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

The Company was founded in 1918 and operated as a subsidiary of Limited Brands, Inc. (“Limited Brands”) from 1985 to 2002. New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. (“Lerner Holding”) and its subsidiaries from Limited Brands, an unrelated company. On November 27, 2002, several limited partnerships controlled by Bear Stearns Merchant Capital II, L.P. (together with any affiliates through which such partnerships invest, “Bear Stearns Merchant Banking”) acquired Lerner Holding and its subsidiaries from Limited Brands (the “acquisition of Lerner Holding”).

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

The Company’s Growth Strategies

Expand the Company’s Store Base

Increasing market penetration by opening new stores is an important component of the Company’s growth strategies. The Company is also remodeling its existing stores to improve sales productivity and the consistency of the customers’ brand experience. The Company opened 61 stores, including nine JasmineSola stores, in fiscal year 2006, adding 271,760 selling square feet, ending the fiscal year operating 560 stores with 3.3 million selling square feet. During fiscal year 2006, the Company remodeled 35 stores and closed 20 stores, resulting in a reduction of 212,788 selling square feet. The reduction in non-productive selling square feet is an integral component of the Company’s program to improve productivity and profitability. The Company currently intends to open approximately 50 to 55 new stores, close nine stores and remodel approximately 25 to 30 stores in fiscal year 2007.

Increase Sales of Apparel and Further Penetrate Existing Accessories Product Categories

The Company intends to continue to grow sales of both apparel and accessories products. The Company believes that it can increase sales of apparel by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points. The Company believes expansion of the accessories product categories represents an opportunity to increase the productivity of its store base and thereby increase sales and profits. The Company has incorporated larger accessories merchandise areas in 95 of its stores as of February 3, 2007. The Company plans to continue incorporating accessories merchandise areas in connection with a portion of its new and remodeled stores.

Enhance Brand Image and Increase Customer Loyalty

The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, customer service, direct marketing and advertising. The Company’s brand has gained strong recognition and endorsement by its target customers. The Company believes a nationally recognized brand further drives brand awareness, merchandise sales and customer loyalty.

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

New product lines are introduced into the Company’s stores in six major deliveries each year (spring, summer, transition, fall, holiday and pre-spring) that are updated with selected new items every four to six weeks to keep the merchandise current. Product line development begins with the introduction of design concepts, key styles and the initial assortment selection for the product line. The Company’s designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items that will appeal to its target customer, designing the product line and presenting it to the Company’s merchants for review. The Company’s merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces to guide the designers, as well as buying, testing and editing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

The Company’s sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

Sourcing Relationships.   The Company purchases apparel and accessories both from importers and directly from manufacturers. The Company’s relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company’s purchasing requirements with the factories. The Company’s unit volumes, long-established vendor relationships and its knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company sources from approximately 20 countries and it is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company’s broad sourcing network allows it to meet its factory workplace standards, objectives of quality, cost, speed to market, and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. In fiscal year 2006, the Company sourced nearly 100% of its merchandise from Cambodia, China, Guatemala, Hong Kong, India, Indonesia, Macau, Philippines, the Republic of Korea, Saipan, Sri Lanka, Taiwan, Thailand, the United States and Vietnam. The Company’s largest country sources are China, Macau and Hong Kong, which represented approximately 52% of purchases in fiscal year 2006.

Quality Assurance and Compliance Monitoring.   As part of the Company’s transition services agreement with Limited Brands, Independent Production Services (“IPS”), a unit of Limited Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, code of business conduct and labor standards compliance, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. The Company’s quality assurance field inspectors or IPS representatives visit each apparel factory prior to its first bulk garment production to ensure that the factory quality control associates understand and comply with the Company’s requirements. The Company’s independent buying agents and importers also conduct in-line factory and final quality audits. Under the transition services agreement with Limited Brands, the Company’s inbound shipments are further audited by Limited Brands for visual appearance and measurement. Monthly audit reports are sent to all buying agents and factories, and any factories not performing at expected levels are either put on IPS’ continuous improvement plan designed to improve their quality statistics or are removed from the approved factory list.

Distribution and Logistics

Limited Brands provides the Company with certain warehousing and distribution services under the transition services agreement entered into on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding. All of the Company’s merchandise is received, inspected, processed, warehoused and distributed through Limited Brands’ distribution center in Columbus, Ohio. Details about each receipt are supplied to the Company’s store inventory planners, who determine how the product should be distributed among the Company’s stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores. Inventory and fulfillment for the Company’s e-commerce operations are handled by a third-party warehouse facility located in Martinsville, Virginia. Merchandise is received in this location from Limited

Brands’ distribution center. The Company believes its costs related to distribution are competitive for the apparel industry. For further information regarding the transition services agreement with Limited Brands, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

Real Estate

As of February 3, 2007, the Company operated 560 stores in 44 states, including 24 JasmineSola stores, with an average of 5,917 selling square feet per store. All of the Company’s stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened/acquired during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2002	522	2	(31)	9	493
2003	493	5	(30)	15	468
2004	468	26	(18)	40	476
2005	476	60	(17)	41	519
2006	519	61	(20)	35	560	(a)

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened/acquired during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Reduction of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2002	3,823,213	10,136	(212,607)	(26,370)	3,594,372
2003	3,594,372	21,321	(236,394)	(60,833)	3,318,466
2004	3,318,466	115,487	(131,253)	(112,930)	3,189,770
2005	3,189,770	242,062	(125,422)	(51,945)	3,254,465
2006	3,254,465	271,760	(138,861)	(73,927)	3,313,437	(a)

(a)           Includes 24 JasmineSola stores with 76,897 selling square feet.

Store Count by State as of February 3, 2007

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	12	Louisiana	9	North Dakota	1
Arizona	9	Maine	2	Ohio	22
Arkansas	4	Maryland	15	Oklahoma	4
California	54	Massachusetts	24	Pennsylvania	30
Colorado	6	Michigan	15	Rhode Island	4
Connecticut	9	Minnesota	9	South Carolina	11
Delaware	1	Mississippi	6	South Dakota	1
Florida	33	Missouri	12	Tennessee	10
Georgia	20	Nebraska	3	Texas	46
Idaho	1	Nevada	4	Utah	2
Illinois	25	New Hampshire	1	Virginia	22
Indiana	8	New Jersey	30	Washington	4
Iowa	3	New Mexico	2	West Virginia	4
Kansas	2	New York	51	Wisconsin	6
Kentucky	6	North Carolina	17
				Grand Total	560

Site Selection.   The Company’s real estate management team is responsible for new store site selection. In selecting a specific location for a new store, the Company targets high-traffic, prime real estate in locations with demographics reflecting concentrations of the Company’s target customers and a complementary tenant mix. The Company’s real estate management team has currently identified a significant number of target sites in existing malls and off-mall locations with appropriate market characteristics. The Company plans to open approximately 50 to 55 stores in fiscal year 2007. The Company expects to fund its store openings with cash flow from operations and, if necessary, borrowings under its revolving credit facilities.

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

Field Sales Organization.   Store operations are organized into seven regions and 49 districts. Each region is managed by either a regional vice president or a regional sales manager, depending upon the size of the region. The Company staffs approximately 49 district managers, with each typically responsible for the sales and operations of 10 stores on average. Each store is typically staffed with a store manager, a co-sales manager and an assistant sales manager, as required, in addition to hourly sales associates. The Company has approximately 2,000 in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is based on monthly sales performance, effective labor management and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company conducts independent surveys of customer satisfaction in all major stores on a recurring basis. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company’s customers’ shopping experience.

Store Sales Associates.   The Company typically employs between 7,200 and 12,000 full- and part-time store sales associates, depending on the Company’s seasonal needs. The Company has well-established store operating policies and procedures and utilizes an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings. The Company offers its sales associates a discount on merchandise to encourage them to wear New York & Company apparel.

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

In November 2006, the Company launched its e-commerce website to offer customers the opportunity to view and purchase its merchandise on-line at www.nyandcompany.com.

Customer Credit

The Company has a credit card processing agreement with a third party (the ‘‘administration company’’) that provides the services of the Company’s proprietary credit card programs. The Company allows payments on these credit cards to be made in its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse to the Company. All of the Company’s proprietary credit cards carry the New York & Company brand. These cards provide purchasing power to customers and additional vehicles for the Company to communicate product offerings.

Management Information Systems

Management information systems are a key component of the Company’s business strategy and the Company is committed to utilizing technology to enhance its competitive position. The Company’s information systems integrate data from the field sales, design, merchandising, planning and distribution, and financial reporting functions. The Company’s core business systems consist of both purchased and internally developed software, operating on UNIX, AS400 and Windows NT platforms. These systems are accessed over a company-wide network and provide corporate employees with access to key business applications.

Sales, cash deposit and related credit card information are electronically collected from the stores’ point-of-sale terminals on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, the Company collects customer transaction data to update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company’s ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

Competition

The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company believes its competitors include Ann Taylor LOFT™, Express™, The Gap™, JCPenney™, Kohl’s™, Old Navy™ and Target™, among others. The Company differentiates itself from its competitors on the basis of its fashion and proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

Intellectual Property

The Company believes that it has all of the registered trademarks it needs to protect its New York & Company, Lerner, Lerner New York, City Crepe, City Spa, City Stretch, New York Jeans and JasmineSola brands and it vigorously enforces all of its trademark rights.

Brylane Agreement.   In 1993, Limited Brands granted Brylane, a catalog and internet sales company, a license to use various trademarks of Lerner New York, Inc. in connection with the design, manufacture, distribution and sale of apparel and accessories through mail order catalogues and on the internet. The Brylane license terminated on January 11, 2007. The termination of the Brylane license did not have a material impact on the Company’s financial condition or results of operations.

Employees and Labor Relations

As of February 3, 2007, the Company had a total of 8,606 employees of which 2,448 were full-time employees and 6,158 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company’s seasonal needs. The Company’s collective bargaining agreement with Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on April 30, 2007 and is under renegotiation. Approximately 10% of the Company’s total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

The majority of the Company’s merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. In addition, some of the Company’s imported products are eligible for certain duty-advantaged programs; for example, the North American Free Trade Agreement, the Andean Trade Preference Act, the U.S. Caribbean Basin Trade Partnership Act and the Caribbean Basin Initiative. While importation of goods from some countries from which the Company buys its products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and believes that it has the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company’s business.

Available Information

The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after filing, or furnishing, such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company’s Audit Committee, Ethics Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company’s Governance Guidelines, Code of Conduct for Associates, and Code of Conduct for Suppliers, are also available on the website or in print upon written request by any stockholder to the Corporate Secretary at 450 West 33rd Street, Fifth Floor, New York, New York 10001.

Item 1A.   Risk Factors

The Company’s growth strategy includes the addition of a significant number of new stores each year and the possible relocation and remodeling of existing stores. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company’s growth strategy may strain its resources and cause the performance of its existing stores to suffer.

The Company’s growth will largely depend on its ability to open and operate new stores successfully. The Company intends to continue to open a significant number of new stores in future years, while relocating and remodeling a portion of its existing store base annually. The Company opened 61 stores, including nine JasmineSola stores, in fiscal year 2006. The Company currently intends to open approximately 50 to 55 new stores in fiscal year 2007. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. The Company’s proposed expansion also will place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its existing stores. In addition, to the extent that the Company’s new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its expansion through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

The Company’s net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during the Company’s peak seasons could have a disproportionate effect on its overall financial condition and results of operations. The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter, and to a lesser extent its first quarter. Any decrease in sales or margins during either of these periods could have a disproportionate effect on the Company’s financial condition and results of operations. You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality” for more information.

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

The Company’s results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2003 through fiscal year 2006, the Company’s quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 9.2%. The Company cannot ensure that it will be able to achieve a high level of comparable store sales in the future.

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

Because of the Company’s focus on keeping its inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could have a disproportionately large effect on the Company’s business, financial condition and results of operations because it would be forced to mark down inventory.

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

Limited Brands may terminate those portions of the transition services agreement which provide for the distribution of the Company’s merchandise and the compliance monitoring provided by IPS, upon providing the Company with 24-months advance notice of such termination, the occurrence of certain types of changes of control, or the Company’s failure to perform any of its material obligations under the transition services agreement. If Limited Brands terminates a portion or all of the Company’s transition services agreement, the Company may not be able to replace the services on terms acceptable to it or at all. The Company’s failure to successfully replace the services could have a material adverse effect on the Company’s business and prospects.

The Company uses a third party for its e-commerce operations, including order management, order fulfillment, customer care, and channel management services. A failure by the third party to adequately manage the Company’s e-commerce operations may negatively impact the Company’s profitability.

The Company may rely on third parties for the implementation and/or management of certain aspects of its information systems infrastructure. Failure by any of these third parties to implement and/or manage the Company’s information systems infrastructure effectively could disrupt its operations and negatively impact its profitability.

A work stoppage resulting from, among other things, a dispute over a collective bargaining agreement covering employees of a third party relied on by the Company or employees of the Company, may cause disruptions in the Company’s business and negatively impact its profitability.

The raw materials used to manufacture the Company’s products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs. In addition, the Company faces the risk of increases in federal and state minimum wage rates, which could result in increased costs.

The raw materials used to manufacture the Company’s products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, the Company’s transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, including federal and state minimum wage rates, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies on its information systems infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support the Company’s information systems and various business processes. The Company’s business, reputation and brand image could suffer if its infrastructure fails to perform as intended.

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

The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores and department stores. The Company’s competitors include Ann Taylor LOFT™, Express™, The Gap™, JCPenney™, Kohl’s™, Old Navy™ and Target™, among others. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce.

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

The Company is subject to numerous regulations that could affect its operations. Changes in such regulations could affect its profitability and impact the operation of its business through delayed shipments of its goods, fines or penalties.

The Company is subject to federal and state minimum wage laws, as well as various business customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company’s proprietary credit cards and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company’s knowledge, or are violated by the Company’s employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Pursuant to a stockholders agreement among certain stockholders of the Company, Bear Stearns Merchant Banking is able to, subject to applicable law, designate a majority of the members of the Board of Directors of the Company and control actions to be taken by the Company and its Board of Directors, including amendments to the Company’s restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The directors so elected will have the authority, subject to the terms of the Company’s indebtedness and the rules and regulations of the New York Stock Exchange, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Because Bear Stearns Merchant Banking owns more than 50% of the voting power of the Company, the Company is considered a ‘‘controlled company’’ for the purposes of the New York Stock Exchange listing requirements. As such, the Company is permitted to, and has opted out of, the New York Stock Exchange corporate governance requirements that its Board of Directors, its Compensation Committee and its Nomination and  Governance Committee meet the standard of independence established by those corporate governance requirements. As a result, the Company’s Board of Directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those independence standards were to apply. The New York Stock Exchange independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Four of the Company’s directors are employees of the merchant banking group of Bear, Stearns & Co. Inc. and manage the investments of Bear Stearns Merchant Banking, the Company’s largest stockholder. It is possible that the interests of Bear Stearns Merchant Banking may in some circumstances conflict with the Company’s interests and the interests of its other stockholders.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

All of the Company’s stores, encompassing approximately 4.2 million total gross square feet as of February 3, 2007, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.   Legal Proceedings

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended February 3, 2007.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been listed and publicly traded on the New York Stock Exchange under the symbol “NWY” since October 7, 2004. The number of holders of record of common stock at March 30, 2007 was 182. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2006
Fourth quarter	$15.57	$11.88
Third quarter	$14.32	$9.81
Second quarter	$17.55	$9.41
First quarter	$19.50	$13.36
Fiscal Year 2005
Fourth quarter	$22.63	$12.75
Third quarter	$23.50	$11.78
Second quarter	$24.28	$17.80
First quarter	$20.85	$16.35

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

Performance Graph

The following graph shows a quarterly comparison of the cumulative total return on a $100 investment in the Company’s common stock, the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s SmallCap 600 Apparel Retail Index. The cumulative total return for New York & Company, Inc. common stock assumes an initial investment of $100 in the common stock of the Company on October 7, 2004, which was the Company’s first day of trading on the New York Stock Exchange after its initial public offering. The cumulative total return for the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s SmallCap 600 Apparel Retail Index assumes an initial investment of $100 on September 30, 2004. The comparison also assumes the reinvestment of any dividends.

Item 6.   Selected Financial Data

The following table sets forth selected consolidated financial data for Lerner Holding for the periods presented prior to the acquisition of Lerner Holding by Bear Stearns Merchant Banking from Limited Brands on November 27, 2002 and consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented after such acquisition. The consolidated financial data for the 53-week fiscal year ended February 3, 2007, referred to as “fiscal year 2006,” the 52-week fiscal year ended January 28, 2006, referred to as “fiscal year 2005,” the 52-week fiscal year ended January 29, 2005, referred to as ‘‘fiscal year 2004,’’ the 52-week fiscal year ended January 31, 2004, referred to as ‘‘fiscal year 2003,’’ and the period from November 27, 2002 to February 1, 2003, referred to as ‘‘successor 2002,’’ have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries. The consolidated financial data for the period from February 3, 2002 to November 26, 2002, referred to as ‘‘predecessor 2002,’’ has been derived from the audited consolidated financial statements for Lerner Holding.

The selected consolidated financial data should be read in conjunction with ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Company’s consolidated financial statements and the notes thereto.

(amounts in thousands, except per share data)	Fiscal Year 2006 (53-weeks)	Fiscal Year 2005 (52-weeks)	Fiscal Year 2004 (52-weeks)	Fiscal Year 2003 (52-weeks)	Successor 2002	Predecessor 2002
Statements of income data:
Net sales	$ 1,193,193	$ 1,130,544	$ 1,040,028	$ 961,780	$ 225,321	$ 706,512
Cost of goods sold, buying and occupancy costs(1)	818,344	764,042	682,939	673,896	182,167	516,230
Gross profit	374,849	366,502	357,089	287,884	43,154	190,282
Selling, general and administrative expenses	296,666	262,441	262,201	232,379	42,986	191,091
Operating income (loss)	78,183	104,061	94,888	55,505	168	(809)
Interest expense (income), net	1,664	5,726	9,256	10,728	2,016	(5)
Accrued dividends—redeemable preferred stock(2)	—	—	2,703	—	—	—
Loss on modification and extinguishment of debt(3)	—	933	2,034	1,194	—	—
Loss on derivative instrument(4)	—	—	29,398	—	—	—
Income (loss) before income taxes	76,519	97,402	51,497	43,583	(1,848)	(804)
Provision (benefit) for income taxes	30,349	38,914	34,059	18,557	(758)	(189)
Net income (loss)	46,170	58,488	17,438	25,026	(1,090)	(615)
Accrued dividends—redeemable preferred stock(2)	—	—	—	8,363	1,419	—
Net income (loss) available for common stockholders	$ 46,170	$ 58,488	$ 17,438	$ 16,663	$ (2,509)	$ (615)
Net earnings (loss) per share of common stock:
Basic	$ 0.82	$ 1.08	$ 0.37	$ 0.38	$ (0.06)	$ (0.01)
Diluted	$ 0.77	$ 1.02	$ 0.33	$ 0.31	$ (0.06)	$ (0.01)
Weighted average shares outstanding:
Basic shares of common stock	56,072	53,923	47,323	43,761	43,760	43,760
Diluted shares of common stock	60,031	57,316	52,726	53,792	43,760	43,760

(amounts in thousands)	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003	Successor 2002	Predecessor 2002
Balance sheet data (at period end):
Cash and cash equivalents	$ 68,064	$ 57,436	$ 85,161	$ 98,798	$ 79,824	$ 4,248
Working capital	69,964	47,701	83,105	93,693	84,596	89,959
Total assets	469,799	406,275	330,188	292,409	288,571	267,462
Total debt(4)	31,500	37,500	75,000	82,500	95,029	—
Redeemable preferred stock(4)	—	—	—	69,697	61,419	—
Stockholders’ equity (deficit)(4)	$ 240,799	$ 179,050	$ 103,283	$ 13,022	$ (3,751)	$ 152,615

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

(2)          In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective for the first interim period beginning after June 15, 2003. In accordance with SFAS 150, the Company adopted this Statement in February 2004 by recording accrued dividends-redeemable preferred stock as an expense in the consolidated statement of income and as a liability in the consolidated balance sheet.

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

On January 4, 2006, the Company’s credit facilities were further amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009, and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. The Company recorded a $0.9 million charge in January 2006 related to the write-off of unamortized deferred financing fees associated with the Company’s March 16, 2004 term loan.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘predict’’ and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to those discussed under the headings ‘‘Item 1A. Risk Factors’’ and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K and:

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

•       changes in the cost of raw materials, distribution services or labor, including federal and state minimum wage rates;

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

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores and, beginning in November 2006, on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded retail stores. As of February 3, 2007, the Company operated 560 retail stores in 44 states, including 24 JasmineSola stores.

The Company’s fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 53-week year ended February 3, 2007 and the 52-week years ended January 28, 2006 and January 29, 2005 are referred to herein as “fiscal year 2006,” “fiscal year 2005” and “fiscal year 2004,” respectively.

Net sales for fiscal year 2006 increased 5.5% to $1,193.2 million, as compared to $1,130.5 million for fiscal year 2005. Comparable store sales decreased 2.6% for the 52-week period ended January 27, 2007, as compared to a comparable store sales increase of 3.2% for the 52-week fiscal year ended January 28, 2006. Net sales per average selling square foot for fiscal year 2006 increased 3.4% to $363, as compared to $351 for fiscal year 2005. Net income in fiscal year 2006 decreased to $46.2 million, or $0.77 per diluted share, compared to $58.5 million, or $1.02 per diluted share, in fiscal year 2005. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

Capital spending for fiscal year 2006 was $83.0 million, as compared to $81.1 million for fiscal year 2005. The $83.0 million of capital spending represents $72.0 million related to the construction of new stores and the remodeling of existing stores and $11.0 million related to non-store capital projects, which principally represent information technology enhancements. During fiscal year 2006, the Company successfully opened 61 new stores, including nine JasmineSola stores, closed 20 stores, and completed 35 remodels, ending the period operating 560 stores in 44 states, as compared to 519 stores as of January 28, 2006. Total selling square footage as of February 3, 2007 was 3.313 million, compared to 3.254 million as of January 28, 2006.

The Company’s balance sheet at February 3, 2007 included $68.1 million in cash and $70.0 million of working capital, as compared to $57.4 million in cash and $47.7 million of working capital at January 28, 2006. At February 3, 2007, the Company’s inventory was $110.1 million, as compared to $109.7 million of inventory at January 28, 2006.

Earlier this year the Company signed a three year agreement with Accretive Commerce for integrated e-commerce operations. Under the agreement, Accretive Commerce provides an end-to-end suite of direct commerce services, including integration of a new e-commerce platform (in alliance with Art Technology Group, Inc.), order management, order fulfillment, customer care, and channel management services. In November 2006, the Company began selling merchandise through its e-commerce internet site at www.nyandcompany.com.

The Company’s business is impacted by economic conditions which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, wage rates, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact the Company’s net sales and profitability. In fiscal year 2006, fiscal year 2005 and fiscal year 2004, the Company did not experience any material impact as a result of these factors. The Company recognizes that changes to federal and state minimum wage guidelines may result in an increase in disposable income for consumers, which may lead to an increase in net sales for the Company. However, the Company expects to experience an increase in payroll costs caused by the increases in federal and state minimum wage rates, which it estimates will reduce fiscal year 2007 earnings by approximately $0.03 per diluted share. As economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable it to react quickly to changes as they occur.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores and the Company’s e-commerce website. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store’s original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company’s stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales from the sale of merchandise on the Company’s e- commerce website are recognized when the merchandise is shipped to the customer and the purchases are paid for. A reserve is provided for projected merchandise returns based on prior experience.

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

Results of Operations

The following tables summarize the Company’s results of operations for fiscal year 2006, fiscal year 2005 and fiscal year 2004 as a percentage of net sales as well as certain store operating data.

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(as % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.6%	67.6%	65.7%
Gross profit	31.4%	32.4%	34.3%
Selling, general and administrative expenses	24.8%	23.2%	25.2%
Operating income	6.6%	9.2%	9.1%
Interest expense, net	0.1%	0.5%	0.9%
Accrued dividends-redeemable preferred stock	—%	—%	0.3%
Loss on modification and extinguishment of debt	—%	0.1%	0.2%
Loss on derivative instrument	—%	—%	2.8%
Income before income taxes	6.5%	8.6%	4.9%
Provision for income taxes	2.6%	3.4%	3.2%
Net income	3.9%	5.2%	1.7%

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(amounts in thousands, except square foot data)
Selected operating data:
Total net sales growth	5.5%	8.7%	8.1%
Comparable store sales (decrease) increase	(2.6)%	3.2%	7.2%
Net sales per average selling square foot(1)	$363	$351	$320
Net sales per average store(2)	$2,210	$2,270	$2,203
Average selling square footage per store(3)	5,917	6,271	6,701

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Fiscal Year 2006		Fiscal Year 2005		Fiscal Year 2004
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	519	3,254,465	476	3,189,770	468	3,318,466
New stores	61	271,760	46	203,302	26	115,487
Acquired stores	—	—	14	38,760	—	—
Closed stores	(20)	(138,861)	(17)	(125,422)	(18)	(131,253)
Net impact of remodeled stores on selling square feet	—	(73,927)	—	(51,945)	—	(112,930)
Stores open, end of period	560	3,313,437	519	3,254,465	476	3,189,770

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales.   Net sales during fiscal year 2006 increased 5.5% to $1,193.2 million, as compared to $1,130.5 million during fiscal year 2005. The increase is attributable to a $90.9 million increase in non-comparable store sales, primarily driven by new stores and acquired JasmineSola stores, which entered the comparable store sales base in September 2006, plus net sales of $15.8 million for the 53rd week of fiscal year 2006. The increase in non-comparable store sales was partially offset by a $28.2 million, or 2.6%, decrease in comparable store sales for the 52-weeks ended January 27, 2007 as compared to the 52-weeks ended January 28, 2006. In the comparable store base, the average dollar sale per transaction increased 0.7%, while transactions per average store declined 3.3%, as compared to last year.

Gross Profit.   Gross profit increased $8.3 million to $374.8 million, or 31.4% of net sales, during fiscal year 2006, as compared to $366.5 million, or 32.4% of net sales, during fiscal year 2005. The decrease in gross profit as a percentage of net sales during fiscal year 2006 is primarily attributable to the decrease in comparable store sales, an increase in buying and occupancy costs and a reduction in merchandise margins during the first and second quarters, partially offset by improved merchandise margins during the third and fourth quarters. Buying and occupancy costs increased as a percentage of net sales primarily due to increases in real estate costs related to the impact of new and remodeled stores combined with additional rental expense recognized during the construction period for new stores beginning in February 2006, with the adoption of FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $34.2 million to $296.7 million, or 24.8% of net sales, during fiscal year 2006, as compared to $262.4 million, or 23.2% of net sales, during fiscal year 2005. As a percentage of net sales, selling, general and administrative expenses increased for fiscal year 2006, as compared to fiscal year 2005, due in large part to a decrease in comparable store sales and an increase in store selling expenses. Contributing to the increase in selling, general and administrative expenses to a lesser extent was an increase in incentive compensation expense resulting from the improvement in operating income during the third and fourth quarters of fiscal year 2006, as compared to third and fourth quarter of fiscal year 2005. In addition, the Company incurred $2.4 million of charges during fiscal year 2006 in connection with its litigation with the previous owner of JasmineSola.

Operating Income.   For the reasons discussed above, operating income decreased $25.9 million to $78.2 million, or 6.6% of net sales, during fiscal year 2006, as compared to $104.1 million, or 9.2% of net sales, during fiscal year 2005.

Interest Expense, Net.   Net interest expense decreased $4.1 million to $1.7 million during fiscal year 2006, as compared to $5.7 million during fiscal year 2005. The decrease in net interest expense is due to a reduction in borrowings and interest rates obtained through the Company’s prepayment of a $75.0 million term loan on January 4, 2006 using proceeds from a new $37.5 million term loan facility plus cash on-hand.

Loss on Modification and Extinguishment of Debt.   On January 4, 2006, the Company entered into a new $37.5 million term loan and used such proceeds plus cash on-hand to prepay the $75.0 million March 16, 2004 term loan, which resulted in a $0.9 million charge in fiscal year 2005 associated with the write-off of unamortized deferred financing costs. The Company incurred no such charges during fiscal year 2006.

Provision for Income Taxes.   The effective tax rate during fiscal year 2006 was 39.7%, as compared to 40.0% during fiscal year 2005.

Net Income.   For the reasons discussed above, net income decreased $12.3 million to $46.2 million, or 3.9% of net sales, for fiscal year 2006, from $58.5 million, or 5.2% of net sales, for fiscal year 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales.   Net sales during fiscal year 2005 increased 8.7% to $1,130.5 million, as compared to $1,040.0 million during fiscal year 2004. The increase is attributable to a $31.6 million, or 3.2%, increase in comparable store sales and a $58.9 million increase in non-comparable store sales. In the comparable store base, average dollar sale per transaction increased 3.3%, while transactions per average store declined 0.1%, as compared to last year. The increase in non-comparable store sales during fiscal year 2005 was primarily driven by new stores and sales from the JasmineSola stores acquired on July 19, 2005.

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

Operating Income.   For the reasons discussed above, operating income increased $9.2 million to $104.1 million, or 9.2% of net sales, during fiscal year 2005, as compared to $94.9 million, or 9.1% of net sales, during fiscal year 2004.

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

Accrued Dividends—Redeemable Preferred Stock.   On May 19, 2004, the Company redeemed substantially all of its Series A redeemable preferred stock. Immediately prior to the effectiveness of the Company’s initial public offering, the remaining one outstanding share of the Company’s Series A redeemable preferred stock was canceled.

Loss on Modification and Extinguishment of Debt.   On January 4, 2006, the Company entered into a new $37.5 million term loan and used such proceeds plus cash on-hand to prepay the $75.0 million March 16, 2004 term loan, which resulted in a $0.9 million charge associated with the write-off of unamortized deferred financing costs.

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

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for fiscal year 2006, fiscal year 2005 and fiscal year 2004. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Fiscal Year 2006		Fiscal Year 2005		Fiscal Year 2004
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income	$46,170	3.9%	$58,488	5.2%	$17,438	1.7%
Add back:
Interest expense, net	1,664	0.1%	5,726	0.5%	9,256	0.9%
Provision for income taxes	30,349	2.6%	38,914	3.4%	34,059	3.2%
Depreciation and amortization	32,487	2.7%	25,230	2.2%	20,683	2.0%
EBITDA	$110,670	9.3%	$128,358	11.3%	$81,436	7.8%

Quarterly Results and Seasonality

The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter, and to a lesser extent its first quarter. The following table sets forth the percentage of fiscal year net sales, operating income and net income that was realized in each quarter of the last two fiscal years.

	Fiscal Year 2006				Fiscal Year 2005
	Quarter ended				Quarter ended
(as a % of fiscal year)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	22.4%	22.2%	22.7%	32.7%	23.9%	22.5%	22.5%	31.1%
Operating income	13.6%	14.5%	21.2%	50.7%	35.9%	20.9%	8.3%	34.9%
Net income	13.1%	14.1%	20.8%	52.0%	36.7%	21.0%	7.1%	35.2%

Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period.

The following tables set forth the Company’s quarterly consolidated statements of income data for the last eight fiscal quarters and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly the financial information for the quarters presented.

	Fiscal Year 2006				Fiscal Year 2005
	Quarter ended				Quarter ended
Statements of Income data	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
	(Amounts in thousands, except per share data)

Net sales	$267,137	$264,858	$270,922	$390,276	$269,975	$254,581	$254,388	$351,600
Gross profit	$79,103	$75,581	$89,926	$130,239	$98,310	$82,018	$74,492	$111,682
Operating income	$10,619	$11,381	$16,544	$39,639	$37,384	$21,740	$8,662	$36,275
Net income	$6,057	$6,499	$9,593	$24,021	$21,480	$12,250	$4,154	$20,604
Net earnings per share of common stock:
Basic	$0.11	$0.12	$0.17	$0.42	$0.40	$0.23	$0.08	$0.38
Diluted	$0.10	$0.11	$0.16	$0.40	$0.38	$0.21	$0.07	$0.36
Weighted average shares outstanding:
Basic shares of common stock	55,226	55,656	56,381	57,023	53,340	53,654	54,297	54,400
Diluted shares of common stock	59,744	59,852	59,963	60,566	56,673	57,197	57,675	57,717

	Fiscal Year 2006				Fiscal Year 2005
	Quarter ended				Quarter ended
(as a % of net sales)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	29.6%	28.5%	33.2%	33.4%	36.4%	32.2%	29.3%	31.8%
Operating income	4.0%	4.3%	6.1%	10.2%	13.9%	8.5%	3.4%	10.3%
Net income	2.3%	2.5%	3.5%	6.2%	8.0%	4.8%	1.6%	5.9%

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

On March 16, 2004, the Company repurchased the common stock warrant from LFAS, Inc. for $20.0 million in cash and a $16.3 million contingent obligation, which was reported as a reduction to stockholders’ equity and as a current liability on the consolidated balance sheet. Subsequently, the Company remeasured the value of the contingent obligation, which resulted in a charge to earnings of $29.4 million for fiscal year 2004 and is reported as a loss on derivative instrument on the consolidated statement of income. On the consolidated statement of cash flows and in the discussion below, the $20.0 million cash payment and the $16.3 million initial fair value of the contingent obligation on

March 16, 2004 are reported as a reduction of cash flow from financing activities while the $29.4 million loss on derivative instrument is reported as a reduction of cash flow from operating activities.

(Amounts in thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Cash and cash equivalents	$68,064	$57,436	$85,161
Working capital	$69,964	$47,701	$83,105

(Amounts in thousands)	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Net cash provided by operating activities	$83,983	$108,430	$54,293
Net cash used in investing activities	$(82,951)	$(102,741)	$(54,301)
Net cash provided by (used in) financing activities	$9,596	$(33,414)	$(13,629)

Operating Activities

Net cash provided by operating activities was $84.0 million during fiscal year 2006, as compared to net cash provided by operating activities of $108.4 million during fiscal year 2005. The decrease in net cash provided by operating activities during fiscal year 2006, as compared to fiscal year 2005, is primarily related to a decrease in net income and changes in accounts receivable, prepaid expenses, accounts payable and other assets and liabilities, partially offset by changes in inventory, accrued expenses, income taxes payable, and deferred rent. Cash provided by deferred rent primarily consists of unamortized landlord allowances related to the Company’s store expansion and remodel programs.

Net cash provided by operating activities was $108.4 million during fiscal year 2005, as compared to net cash provided by operating activities of $54.3 million during fiscal year 2004. The increase in net cash provided by operating activities during fiscal year 2005, as compared to the same period last year, is primarily related to an increase in net income and changes in accounts receivable, inventory, prepaid expenses, accrued expenses, income taxes payable, deferred rent and other assets and liabilities, partially offset by a change in accounts payable. Cash provided by deferred rent consists primarily of unamortized landlord allowances related to the Company’s store expansion and remodel programs.

Net income in fiscal year 2004 includes a $29.4 million loss on derivative instrument, which reflects the mark-to-market of the contingent obligation to LFAS, Inc. incurred on March 16, 2004 in connection with the repurchase of the common stock warrant. The obligation to LFAS, Inc. was paid on October 13, 2004 using proceeds from the Company’s initial public offering plus cash on-hand. The Company’s obligations to LFAS, Inc. have been fully satisfied.

Investing Activities

Net cash used in investing activities was $83.0 million, $102.7 million and $54.3 million during fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. Cash used in investing activities during fiscal year 2006 was primarily related to the construction of 61 new stores and the remodeling of 35 existing stores.

The increase in net cash used in investing activities during fiscal year 2005, as compared to fiscal year 2004, is due to the acquisition of JasmineSola and increased capital expenditures related to the construction of 46 new stores and the remodeling of 41 existing stores during fiscal year 2005, as compared to 26 new stores and 40 remodeled stores in fiscal year 2004.

Financing Activities

Net cash provided by financing activities was $9.6 million during fiscal year 2006, as compared to net cash used in financing activities of $33.4 million during fiscal year 2005. Net cash provided by financing activities for fiscal year 2006 consisted of the following: proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.4 million in fees and expenses related to the offering; quarterly payments against the $37.5 million January 4, 2006 term loan totaling $6.0 million; and $13.7 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities for fiscal year 2005 consisted of the following: proceeds of $37.5 million from the term loan entered into on January 4, 2006; the repayment of the $75.0 million March 16, 2004 term loan; the repayment of $1.3 million in debt acquired in the acquisition of JasmineSola; the payment of $0.5 million in fees and expenses related to these transactions; and  $5.9 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Net cash used in financing activities was $33.4 million during fiscal year 2005, as compared to net cash used in financing activities of $13.6 million during fiscal year 2004. Net cash used in financing activities for fiscal year 2005 is explained in the preceding paragraph. Net cash used in financing activities during fiscal year 2004 consisted of the following: net proceeds of $105.4 million from the Company’s initial public offering; proceeds of $75.0 million from the March 16, 2004 term loan; proceeds of $75.0 million from the May 19, 2004 term loan; the repayment of a $75.0 million, 10% subordinated note, plus accrued and unpaid interest; the payment of $36.3 million to repurchase the common stock warrant from LFAS, Inc.; the payment of $72.4 million to redeem substantially all of the Company’s outstanding Series A preferred stock; the repayment of the $75.0 million May 19, 2004 term loan; and the payment of $7.1 million in fees and expenses related to these transactions.

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

As of February 3, 2007, the Company had availability under its revolving credit facility of $52.1 million, net of letters of credit outstanding of $8.9 million, as compared to availability of $40.7 million, net of letters of credit outstanding of $9.7 million, as of January 28, 2006.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50% per year, depending upon its financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per year, depending upon its financial performance. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

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

Cash Requirements

The Company believes that cash flows from operations, its current cash balance and funds available under its credit facilities will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2007.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of February 3, 2007:

		Payments Due by Period
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$31,500	$6,000	$25,500	$—	$—
Operating leases(2)	748,715	97,598	180,804	166,622	303,691
Purchase obligations(3)	108,678	108,678	—	—	—
Total contractual obligations	$888,893	$212,276	$206,304	$166,622	$303,691

(1)          Does not include any scheduled interest payments.

(2)          Represents future minimum lease payments, under non-cancelable leases as of February 3, 2007. The minimum lease payments do not include common area maintenance (“CAM”) charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2006, CAM charges and real estate taxes were $59.1 million and other landlord charges were $6.1 million.

(3)          Represents purchase orders for merchandise and store construction commitments not yet received or recorded on the consolidated balance sheet.

Commercial Commitments

The following table summarizes the Company’s commercial commitments as of February 3, 2007:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit(1)	8,910	8,910	—	—	—
Total commercial commitments	$8,910	$8,910	$—	$—	$—

(1)          Issued under its revolving credit facility. At February 3, 2007, there were no outstanding trade letters of credit or borrowings under this facility.

(2)          Excludes purchase orders for merchandise and supplies in the normal course of business.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluations for fiscal year 2006, fiscal year 2005 and fiscal year 2004 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company trademarks, the JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the ‘‘relief from royalty method’’ and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

The Company tests for impairment of goodwill and other intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired, by comparing the fair value with the carrying amount for each individual asset. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including the goodwill assigned to the reporting unit. The estimate of fair value of a reporting unit is determined using a discounted cash flow model. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The estimates of fair value of intangible assets not subject to amortization, specifically trademarks, are determined using the “relief from royalty method.” If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The calculation of estimated fair values used in the evaluation of goodwill and other intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on management’s historical experience, knowledge, and market data. If actual experience differs materially from management’s estimates, impairment charges may be required. Management’s estimates may be affected by factors such as those outlined in ‘‘Item 1A. Risk Factors.” An impairment loss could have a material adverse impact on the Company’s results of operations. The Company’s fiscal year 2006, fiscal year 2005 and fiscal year 2004 impairment tests did not result in any impairment.

Income Taxes.   Income taxes are calculated in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes,’’ which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations. At February 3, 2007 and January 28, 2006, no valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

Adoption of New Accounting Standards

In October 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in fiscal year 2006 and is applying them prospectively. The adoption of this pronouncement resulted in $3.1 million of additional rent expense recognized during the construction periods for stores in fiscal year 2006, resulting in an after-tax charge to earnings of $1.9 million, or $0.03 per diluted share.

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

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a net basis. The adoption of EITF No. 06-3 will not result in a change to the Company’s accounting policy and, accordingly, will not have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this Statement at February 3, 2007 did not have an impact on the Company’s financial position and results of operations. As a result of the Company’s pension plan’s projected benefit obligation equaling its accumulated benefit obligation, the Company is required under both the previous Standard and SFAS No. 158 to record a liability for the underfunded status of the plan and recognize any change in the funded status of the plan in comprehensive income in the year the change occurs. The Company does not anticipate that the adoption of the measurement date provisions of this Statement will have a material impact on its financial position and results of operations.

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

Item 8.   Financial Statements and Supplementary Data

The financial statements and schedule included in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

The Company carried out an evaluation, as of February 3, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934,

as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b)          Report of management on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based upon management’s assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2007.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on the consolidated financial statements of the Company, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors appear on page 48 herein and expressed unqualified opinions on the consolidated financial statements, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2007.

On July 18, 2006, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K and to the annual report on Form 10-K for the year ended January 28, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2007.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transition Services Agreement

The Company continues to use the services of Limited Brands and its business units, Limited Logistics Services and IPS, under the transition services agreement for the Company’s distribution, transportation and delivery and compliance support services needs.

On April 19, 2006, the Company and Limited Brands amended the transition services agreement to extend the notification period required to exit the agreement. Under the amended agreement, these services will terminate upon the earliest of the following:  (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time.

The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services. If termination of these logistics and related services under the transition service agreement results in excess logistics and related service labor for Limited Brands, the Company will be liable for 50% of severance related costs of such labor, up to a maximum of $0.5 million.

Additional information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2007.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2007.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           List of documents filed as part of this Annual Report:

1.                The following consolidated financial statements of the Company are filed as part of this Annual Report:

•                     Reports of Independent Registered Public Accounting Firm;

•                     Consolidated Statements of Income;

•                     Consolidated Balance Sheets;

•                     Consolidated Statements of Cash Flows;

•                     Consolidated Statements of Stockholders’ Equity; and

•                     Notes to Consolidated Financial Statements.

2.                Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
	(Amounts in thousands)
2004	Sales Return Reserve	$2,075	$45,359	$45,364	$2,070
2005	Sales Return Reserve	$2,070	$43,252	$43,209	$2,113
2006	Sales Return Reserve	$2,113	$41,438	$41,578	$1,973

3.                Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006. +
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.3	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Robert J. Luzzi. ††
10.4	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano. ††

10.5	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and John DeWolf. ††
10.6	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Robert J. Luzzi, as amended December 22, 2006.
10.7	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.
10.8	Amendment No.1 to Employment Letter, dated as of March 13, 2006 between New York & Company, Inc. and John DeWolf, as amended December 22, 2006.
10.9	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.10

Amendment to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc.; New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. †††

10.11

Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, Wachovia Bank, N.A., the CIT Group/Business Credit, Inc. and the other Lenders named therein, dated March 16, 2004.*

10.12

First Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of May 19, 2004.**

10.13

Second Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of December 17, 2004.†

10.14

Third Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of July 19, 2005.***

10.15

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Wachovia Bank, National Association (successor by merger to Congress Financial Corporation), the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of January 4, 2006. ††

10.16	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company’s initial public offering.**
10.17	New York & Company, Inc. 2006 Long-Term Incentive Plan approved by the Company’s Board of Directors and Stockholders on May 3, 2006 and June 21, 2006, respectively. ++
21.1	Subsidiaries of the Registrant. ††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2007.
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2007.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 6, 2007.

†                    Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.

††             Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the SEC on April 7, 2006.

†††      Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*                    Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**             Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

***      Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005.

+                Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 17, 2006.

++     Incorporated by reference from the Company’s 2006 Proxy Statement.

(b)          The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2007.

NEW YORK & COMPANY, INC.
(Registrant)
/s/ RONALD W. RISTAU
Ronald W. Ristau
Chief Operating Officer and Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ RICHARD P. CRYSTAL	Chairman, President and Chief Executive Officer	April 6, 2007
Richard P. Crystal	(Principal executive officer)
/s/ RONALD W. RISTAU	Chief Operating Officer and Chief Financial Officer	April 6, 2007
Ronald W. Ristau	(Principal financial officer)
/s/ SHEAMUS G. TOAL	Vice President, Controller & Treasurer	April 6, 2007
Sheamus G. Toal	(Principal accounting officer)
/s/ BODIL M. ARLANDER	Director	April 6, 2007
Bodil M. Arlander
/s/ PHILIP M. CARPENTER III	Director	April 6, 2007
Philip M. Carpenter III
/s/ M. KATHERINE DWYER	Director	April 6, 2007
M. Katherine Dwyer
/s/ DAVID H. EDWAB	Director	April 6, 2007
David H. Edwab
/s/ JOHN D. HOWARD	Director	April 6, 2007
John D. Howard
/s/ LOUIS LIPSCHITZ	Director	April 6, 2007
Louis Lipschitz
/s/ EDWARD W. MONEYPENNY	Director	April 6, 2007
Edward W. Moneypenny
/s/ RICHARD L. PERKAL	Director	April 6, 2007
Richard L. Perkal
/s/ ARTHUR E. REINER	Director	April 6, 2007
Arthur E. Reiner
/s/ PAMELA GRUNDER SHEIFFER	Director	April 6, 2007
Pamela Grunder Sheiffer

New York & Company, Inc. and Subsidiaries
Consolidated Financial Statements
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Stockholders and Directors of New York & Company, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that New York & Company, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that New York & Company, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, New York & Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006; the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007; and the schedule listed in Item 15(a)(2) of the Company’s Form 10-K for the year ended February 3, 2007, and our report dated March 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 22, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Directors of New York & Company, Inc.

We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New York & Company, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 22, 2007

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Income

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	February 3,	January 28,	January 29,
	2007 (53-weeks)	2006 (52-weeks)	2005 (52-weeks)
	(Amounts in thousands, except per share amounts)
Net sales	$1,193,193	$1,130,544	$1,040,028
Cost of goods sold, buying and occupancy costs	818,344	764,042	682,939
Gross profit	374,849	366,502	357,089
Selling, general and administrative expenses	296,666	262,441	262,201
Operating income	78,183	104,061	94,888
Interest expense, net of interest income of $1,416, $1,687 and $832, respectively	1,664	5,726	9,256
Accrued dividends-redeemable preferred stock	—	—	2,703
Loss on modification and extinguishment of debt	—	933	2,034
Loss on derivative instrument	—	—	29,398
Income before income taxes	76,519	97,402	51,497
Provision for income taxes	30,349	38,914	34,059
Net income	$46,170	$58,488	$17,438
Basic earnings per share	$0.82	$1.08	$0.37
Diluted earnings per share	$0.77	$1.02	$0.33
Weighted average shares outstanding:
Basic shares of common stock	56,072	53,923	47,323
Diluted shares of common stock	60,031	57,316	52,726

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 3,	January 28,
	2007	2006
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$68,064	$57,436
Accounts receivable	14,270	15,581
Inventories, net	110,088	109,656
Prepaid expenses	20,351	18,770
Other current assets	2,089	1,515
Total current assets	214,862	202,958
Property and equipment, net	210,163	159,388
Goodwill	11,088	9,649
Intangible assets	32,053	32,053
Other assets	1,633	2,227
Total assets	$469,799	$406,275
Liabilities and stockholders’ equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000
Accounts payable	66,631	90,980
Accrued expenses	61,982	55,261
Income taxes payable	6,391	—
Deferred income taxes	3,894	3,016
Total current liabilities	144,898	155,257
Long-term debt, net of current portion	25,500	31,500
Deferred income taxes	2,990	4,723
Deferred rent	55,254	35,114
Other liabilities	358	631
Total liabilities	229,000	227,225
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 57,538 and 54,629 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	57	55
Additional paid-in capital	141,804	126,490
Retained earnings	99,144	52,974
Accumulated other comprehensive loss	(206)	(469)
Total stockholders’ equity	240,799	179,050
Total liabilities and stockholders’ equity	$469,799	$406,275

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	February 3,	January 28,	January 29,
	2007 (53-weeks)	2006 (52-weeks)	2005 (52-weeks)
	(Amounts in thousands)
Operating activities
Net income	$46,170	$58,488	$17,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,487	25,230	20,683
Amortization of deferred financing costs	277	1,023	1,270
Write-off of unamortized deferred financing costs	—	933	2,034
Share-based compensation expense	1,665	1,155	5,914
Deferred income taxes	(855)	(747)	10,930
Changes in operating assets and liabilities:
Accounts receivable	(984)	(217)	(2,203)
Inventories, net	(432)	(12,490)	(15,159)
Prepaid expenses	(1,581)	(874)	(2,967)
Accounts payable	(24,349)	14,921	26,274
Accrued expenses	7,071	3,049	(1,689)
Income taxes payable	6,391	—	(10,118)
Deferred rent	20,140	18,419	9,784
Other assets and liabilities	(2,017)	(460)	(7,898)
Net cash provided by operating activities	83,983	108,430	54,293
Investing activities
Acquisition of Jasmine Company, Inc., net of cash acquired	—	(21,626)	—
Capital expenditures	(82,951)	(81,115)	(54,301)
Net cash used in investing activities	(82,951)	(102,741)	(54,301)
Financing activities
Net proceeds from public offerings	2,295	—	105,400
Payment of offering costs related to public offerings	(439)	—	(3,071)
Proceeds from issuance of debt	—	37,500	150,000
Repayment of debt	(6,000)	(76,327)	(157,500)
Payment of financing costs	—	(481)	(4,046)
Redemption of Series A preferred stock	—	—	(69,696)
Repurchase of common stock warrant	—	—	(36,271)
Proceeds from exercise of stock options	1,209	274	196
Excess tax benefit from exercise of stock options	12,531	5,620	1,310
Proceeds from stock subscription receivable	—	—	222
Purchase of treasury stock	—	—	(173)
Net cash provided by (used in) financing activities	9,596	(33,414)	(13,629)
Net increase (decrease) in cash and cash equivalents	10,628	(27,725)	(13,637)
Cash and cash equivalents at beginning of period	57,436	85,161	98,798
Cash and cash equivalents at end of period	$68,064	$57,436	$85,161
Cash paid during the period for interest	$2,873	$6,609	$9,827
Cash paid during the period for taxes	$11,130	$33,031	$35,672
Supplemental disclosure of non-cash financing activities
Issuance of common stock for the acquisition of Jasmine Company, Inc.	$—	$8,050	$—

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

								Accumulated
					Additional		Retained	Other
	Common Stock		Treasury Stock		Paid-in	Stock	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscriptions	(Deficit)	Loss	Total
Balance at January 31, 2004	45,620	$46	—	$—	$216	$(222)	$12,982	$—	$13,022
Initial public offering, net of commissions and discounts	6,667	7	—	—	105,393	—	—	—	105,400
Payment of fees related to the initial public offering	—	—	—	—	(3,071)	—	—	—	(3,071)
Purchase of treasury stock	—	—	(54)	(173)	—	—	—	—	(173)
Stock options exercised	996	—	54	173	23	—	—	—	196
Excess tax benefit from exercise of stock options	—	—	—	—	1,310	—	—	—	1,310
Share-based compensation expense	—	—	—	—	5,914	—	—	—	5,914
Payment of stock subscription receivable	—	—	—	—	—	222	—	—	222
Repurchase of common stock warrant	—	—	—	—	(337)	—	(35,934)	—	(36,271)
Net income	—	—	—	—	—	—	17,438	—	17,438
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(704)	(704)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	16,734
Balance at January 29, 2005	53,283	53	—	—	109,448	—	(5,514)	(704)	103,283
Issuance of common stock	350	1	—	—	8,049	—	—	—	8,050
Public offering, net of commissions and discounts	130	—	—	—	2,295	—	—	—	2,295
Fees related to the public offering	—	—	—	—	(350)	—	—	—	(350)
Stock options exercised	866	1	—	—	273	—	—	—	274
Excess tax benefit from exercise of stock options	—	—	—	—	5,620	—	—	—	5,620
Share-based compensation expense	—	—	—	—	1,155	—	—	—	1,155
Net income	—	—	—	—	—	—	58,488	—	58,488
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	235	235
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	58,723
Balance at January 28, 2006	54,629	55	—	—	126,490	—	52,974	(469)	179,050
Fees related to the public offering	—	—	—	—	(89)	—	—	—	(89)
Stock options exercised	2,872	2	—	—	1,207	—	—	—	1,209
Restricted stock issued	37	—	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	12,531	—	—	—	12,531
Share-based compensation expense	—	—	—	—	1,665	—	—	—	1,665
Net income	—	—	—	—	—	—	46,170	—	46,170
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	263	263
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	46,433
Balance at February 3, 2007	57,538	$57	—	$—	$141,804	$—	$99,144	$(206)	$240,799

See accompanying notes.

New York & Company, Inc.
Notes to Consolidated Financial Statements
February 3, 2007

1.   Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of February 3, 2007, the Company operated 560 retail stores in 44 states, including 24 JasmineSola stores. Trademarks referenced in these notes to consolidated financial statements appear in italic type and are the property of the Company.

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

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 53-weeks ended February 3, 2007 (“fiscal year 2006”), the 52-weeks ended January 28, 2006 (“fiscal year 2005”) and the 52-weeks ended January 29, 2005 (“fiscal year 2004”). On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Summary of Significant Accounting Policies

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

Revenue from the sale of merchandise at the Company’s stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue from the sale of merchandise on the Company’s e-commerce website is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift certificate and gift card sales and store credits is recognized at redemption. Prior to their redemption, the gift certificates, gift cards and store credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. The Company presents sales taxes collected from customers on a net basis (excluded from revenues).

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

Deferred Rent

The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At February 3, 2007 and January 28, 2006, the deferred lease liability was $55.3 million and $35.1 million, respectively, and is reported as deferred rent on the consolidated balance sheets. The increase in deferred rent during fiscal year 2006 is primarily related to the 61 new stores opened and 35 stores remodeled during the fiscal year.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain of the requirements of the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company adopted SFAS 123-R in December 2004, utilizing the modified prospective method. Prior to the Company’s adoption of SFAS 123-R, the Company followed SFAS 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of income. Therefore, the adoption of SFAS 123-R did not have a material impact on the consolidated financial statements.

Marketing

Marketing costs, which consist primarily of direct mail and point-of-sale advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of income were as follows:

Fiscal Year	(Amounts in thousands)
2006	$33,177
2005	$30,546
2004	$30,571

At February 3, 2007 and January 28, 2006, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $1.3 million and $1.4 million, respectively.

Pre-Opening Expenses

Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and point-of-sale supplies, are expensed as incurred.

Deferred Financing Costs

Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized over the terms of the related debt. When the Company repays debt prior to its maturity, the related unamortized deferred financing costs are written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of income. At February 3, 2007 and January 28, 2006, deferred financing costs were $0.6 million and $0.9 million, net of accumulated amortization of $0.6 million and $0.3 million, respectively.

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

Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which prohibits the amortization of goodwill and intangible assets with indefinite lives. SFAS 142 requires that these assets be reviewed for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. Intangible assets with finite lives are amortized over their estimated useful lives.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values of cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair value due to the short-term maturities of such items.

At February 3, 2007 and January 28, 2006, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income and other comprehensive income (loss). For fiscal year 2006 and fiscal year 2005, other comprehensive income consisted of a minimum pension liability adjustment of $0.3 million, net of taxes of $0.2 million and $0.2 million, net of taxes of $0.2 million, respectively. For fiscal year 2004, other comprehensive loss consisted of a minimum pension liability adjustment of $0.7 million, net of taxes of $0.5 million. Accumulated other comprehensive loss is reported separately in the consolidated statement of stockholders’ equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of stock options and the common stock warrant as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(Amounts in thousands, except per share amounts)
Net income	$46,170	$58,488	$17,438
Basic EPS
Weighted average shares outstanding:
Basic shares of common stock	56,072	53,923	47,323
Basic EPS	$0.82	$1.08	$0.37
Diluted EPS
Weighted average shares outstanding:
Basic shares of common stock	56,072	53,923	47,323
Plus impact of stock options and restricted stock	3,959	3,393	4,439
Plus impact of common stock warrant	—	—	964
Diluted shares of common stock	60,031	57,316	52,726
Diluted EPS	$0.77	$1.02	$0.33

The calculation of diluted earnings per share for fiscal year 2006 and fiscal year 2005 excludes options to purchase 805,062 shares and 122,584 shares, respectively, due to their antidilutive effect as the options’ exercise price exceeded the average market price of the common stock. No outstanding shares were antidilutive in fiscal year 2004.

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

Recently Issued Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, ‘‘Accounting for Rental Costs Incurred during a Construction Period.’’ The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance does not change application of the maximum guarantee test in EITF Issue No. 97-10, ‘‘The Effect of Lessee Involvement in Asset Construction.’’ The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. Retrospective application in accordance with FASB Statement No. 154, ‘‘Accounting Changes and Error Corrections,’’ is permitted but not required; as such, the Company adopted the provisions of the FSP beginning in February 2006 and is applying them prospectively. The adoption of this pronouncement in fiscal year 2006 resulted in $3.1 million of additional rent expense recognized during the construction periods for stores, resulting in an after-tax charge to earnings of $1.9 million, or $0.03 per diluted share.

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

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a net basis. The adoption of EITF No. 06-3 will not result in a change to the Company’s accounting policy and, accordingly, will not have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this Statement at February 3, 2007 did not have an impact on the Company’s financial position and results of operations. As a result of the Company’s pension plan’s projected benefit obligation equaling its accumulated benefit obligation, the Company is required under both the previous Standard and SFAS No. 158 to record a liability for the underfunded status of the plan and recognize any change in the funded status of the plan in comprehensive income in the year the change occurs. The Company does not anticipate that the adoption of the measurement date provisions of this Statement will have a material impact on its financial position and results of operations.

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

The Company utilizes three major apparel suppliers, which together represented approximately 78% of the Company’s merchandise purchases during fiscal year 2006. The Company’s largest country sources are China, Macau and Hong Kong, which represented approximately 52% of purchases in fiscal year 2006. No individual factory represented more than approximately 4% of the Company’s merchandise purchases during fiscal year 2006. The Company believes that the loss of any one of these suppliers, which it does not anticipate, would not adversely affect the Company’s operations.

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

In connection with the acquisition of Lerner Holding, the Company evaluated its business and identified 18 stores for closure and changes in the Company’s organization requiring the severance of six employees. The Company established reserves of $2.8 million for these activities. During fiscal year 2004, the Company paid approximately $1.0 million for lease termination and related costs in connection with the closing of the last one of the 18 stores identified in its store closure plan.

On July 19, 2005, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding common stock of JasmineSola for $22.5 million in cash and 350,000 shares of New York & Company, Inc. common stock, $0.001 par value, valued at $8.1 million based upon the closing stock price of New York & Company, Inc. on July 19, 2005. In addition, the Company will issue up to 200,000 shares of its common stock as additional consideration for the acquisition of JasmineSola contingent upon the achievement of certain growth targets over the three full fiscal years, and on a cumulative basis, following the acquisition. No shares were issued for fiscal year 2006. These contingent shares, if issued, will be recorded as an adjustment to the purchase price and goodwill.

The acquisition was accounted for under the purchase method of accounting. The purchase price allocation resulted in goodwill of $11.1 million and indefinite lived intangible assets related to trademarks of $17.2 million.

(Amounts in thousands)
Total consideration:
Cash	$22,500
Common stock	8,050
Transaction costs	142
$30,692
Allocation of purchase price:
Current assets	$4,727
Property and equipment	2,576
Goodwill	11,088
Intangible assets	17,210
Other assets	179
Current liabilities	(4,888)
Other liabilities	(200)
$30,692

The Company is currently engaged in an arbitration proceeding relating to the Stock Purchase Agreement, which could result in a future adjustment to the purchase price and a corresponding adjustment to goodwill. In addition to the purchase price adjustments, the arbitration panel can require the Company or the previous owner of JasmineSola, depending on the panel’s ruling, to reimburse the counterparty for legal fees incurred in connection with the arbitration. Any reimbursement of legal fees awarded to the Company would be recorded by the Company as income and reimbursements to the previous owner of JasmineSola would be recorded as a charge to earnings, in the period the ruling is made.

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

6.   Proprietary Credit Card

The Company has a credit card processing agreement with a third party (the “administration company”), which provides the services of the Company’s proprietary credit card program. The Company allows payments on this credit card to be made in its stores as a service to its customers. The administration company owns the credit card account, with no recourse from the Company. The Company’s receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at February 3, 2007 and January 28, 2006 was $0.8 million and $1.5 million, respectively. The Company does not have any off-balance sheet arrangements.

7.   Goodwill and Other Intangible Assets

SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company trademarks, the JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the ‘‘relief from royalty method’’ and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The carrying amount of the New York & Company trademarks, JasmineSola trademarks and goodwill as of February 3, 2007 is $14.8 million, $17.2 million and $11.1 million, respectively. At January 28, 2006, the carrying amount of the New York & Company trademarks, JasmineSola trademarks and goodwill was $14.8 million, $17.2 million and $9.6 million, respectively. The change in the carrying amount of goodwill during fiscal year 2006 was the result of purchase accounting adjustments related to the allocation of the purchase price of JasmineSola to the fair value of the net assets acquired.

The Company tests for impairment of goodwill and other intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired, by comparing the fair value with the carrying amount for each individual asset. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including the goodwill assigned to the reporting unit. The estimate of fair value of a reporting unit is determined using a discounted cash flow model. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The estimates of fair value of intangible assets not subject to amortization, specifically trademarks, are determined using the “relief from royalty method.” If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The calculation of estimated fair values used in the evaluation of goodwill and other intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on management’s historical experience, knowledge, and market data. If actual experience differs materially from management’s estimates, impairment charges may be required. An impairment loss could have a material adverse impact on the Company’s results of operations. The Company’s fiscal year 2006, fiscal year 2005 and fiscal year 2004 impairment tests did not result in any impairment.

8.   Property and Equipment

Property and equipment at February 3, 2007 and January 28, 2006 consist of the following:

	February 3, 2007	January 28, 2006
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	113,156	78,888
Office furniture, fixtures, and equipment	26,021	20,616
Leasehold improvements	144,109	110,261
Construction in progress	4,369	2,831
Total	287,772	212,713
Less accumulated depreciation	77,609	53,325
Property and equipment, net	$210,163	$159,388

Depreciation expense amounted to approximately $32.2 million, $24.8 million and $20.1 million for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively.

9.   Commitments and Contingencies

The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable operating leases expiring in various years through 2019. Leases on retail business locations specify minimum rentals plus common area maintenance (“CAM”) charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and provide renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

A summary of rent expense is as follows:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(Amounts in thousands)
Fixed minimum rentals	$97,535	$83,130	$77,406
Contingent rentals	5,244	5,815	5,782
Total store rentals	102,779	88,945	83,188
Office space rentals	4,361	4,357	4,332
Equipment rentals	1,023	806	739
Total rental expense	$108,163	$94,108	$88,259
Sublease rental income	$1,021	$1,236	$1,869

As of February 3, 2007 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2007	$97,598	$675
2008	92,130	578
2009	88,674	441
2010	86,560	410
2011	80,062	5
Thereafter	303,691	—
Total	$748,715	$2,109

The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company’s store and office operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2006, CAM charges and real estate taxes were $59.1 million and other landlord charges were $6.1 million.

As of February 3, 2007, the Company had open purchase commitments totaling approximately $108.7 million, of which $106.0 million and $2.7 million represented merchandise orders and store construction commitments, respectively.

Legal Proceedings

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

10.   Employee Benefit Plans

Savings and Retirement Plan

The Company contributes to a defined contribution savings and retirement plan (“the SARP”) qualifying under section 401(k) of the Internal Revenue Code. Participation in the SARP is available to all associates, if not covered by the pension plan discussed below, who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of 21. Participants may contribute an aggregate of up to 15% of their pay to the SARP, subject to the Internal Revenue Service (“IRS”) limits. The Company matches 100% of the employee’s contribution up to a maximum of 4% of the employee’s pay, subject to IRS limits. The Company match is immediately vested. In addition, the Company makes a discretionary retirement contribution ranging from 3% to 8% of each participant’s base salary depending on the length of service, which is also subject to IRS limits. For retirement contributions made prior to January 1, 2007, the Company’s retirement contribution vests 20% per year, beginning in the third year of service. As a result of the adoption of new pension plan legislation in 2006, beginning in 2007, the vesting period for new contributions made by the Company will begin in the second year of service.

The Company’s costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2006	$4,232
2005	$4,778
2004	$4,337

Pension Plan

The Company sponsors a single-employer defined benefit pension plan (“plan”) covering substantially all union employees, representing approximately 10% of the Company’s workforce at February 3, 2007. The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service. The Company’s funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company did not contribute to the plan during fiscal year 2006 and does not anticipate the need for a material contribution to the plan, if any, during the twelve months ending February 2, 2008. The Company’s pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2006	Fiscal Year 2005
Equity securities	59%	55%
Fixed income	41%	43%
Cash and cash equivalents	—%	2%

The Company’s investment policy generally targets 45% to 65% in equity securities, 35% to 55% in fixed income and up to 10% in cash and cash equivalents.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this Statement at February 3, 2007 did not have an impact on the Company’s financial position and results of operations. As a result of the Company’s pension plan’s projected benefit obligation equaling its accumulated benefit obligation, the Company is required under both the previous Standard and SFAS No. 158 to record a liability for the underfunded status of the plan and recognize any change in the funded status of the plan in comprehensive income in the year the change occurs. The Company does not anticipate that the adoption of the measurement date provisions of this Statement will have a material impact on its financial position and results of operations.

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

The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2006	Fiscal Year 2005
Discount rate	5.90%	5.60%

The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Discount rate	5.60%	5.40%	5.75%
Long-term rate of return on assets	8.00%	8.00%	8.00%

The plan measurement date is December 31 for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2006	Fiscal Year 2005
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$10,029	$10,722
Service cost	332	292
Interest	541	546
Actuarial gain	(366)	(693)
Benefits paid	(846)	(838)
Benefit obligation, end of period	$9,690	$10,029
Change in plan assets:
Fair value of plan assets, beginning of period	$9,456	$9,845
Actual return on plan assets	793	449
Benefits paid	(846)	(838)
Fair value of plan assets, end of period	$9,403	$9,456
Funded status	$(287)	$(573)
Unrecognized net actuarial loss	345	785
Net amount recognized	$58	$212
Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(287)	$(573)
Accumulated other comprehensive loss	345	785
Net amount recognized	$58	$212

At February 3, 2007 and January 28, 2006, the Company reported a minimum pension liability of $0.3 million and $0.6 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the consolidated balance sheet.

Net periodic benefit cost includes the following components:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(Amounts in thousands)
Service cost	$332	$292	$316
Interest cost	540	546	579
Expected return on plan assets	(719)	(750)	(800)
Net periodic benefit cost	$153	$88	$95

The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2007	$926
2008	900
2009	887
2010	855
2011	839
2012-2016	3,789
Total	$8,196

11.   Share-Based Compensation

2006 Long-Term Incentive Plan.   The Company’s board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) on May 3, 2006, and June 21, 2006, respectively. A total of 2,168,496 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. The 2006 Plan provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, deferred stock and performance awards to eligible participants. Of the 2,168,496 shares of common stock reserved, the maximum number of shares which may be used for awards other than stock options or stock appreciation rights is 750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

Amended and Restated 2002 Stock Option Plan.   The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the “2002 Plan”) to become effective on October 13, 2004. The 2002 Plan provides for the grant of either incentive stock options or non-qualified stock options. The shares to be issued upon the exercise of the options may be in whole or in part authorized and unissued shares or held by the Company as treasury shares. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture after May 5, 2006; all other new incentive awards are to be granted under the 2006 Plan. There are options to purchase 5,605,653 shares of the Company’s common stock that have been or will be subject to forfeiture under the 2002 Plan at February 3, 2007 and therefore will be potentially available for issuance under the 2002 Plan. Of these options, 580,360 had not yet vested as of February 3, 2007.

Under both the 2002 Plan and the 2006 Plan (together, referred to herein as the “Plans”), the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options generally have a maximum term of up to 10 years. Upon grant, the compensation committee of the Company’s board of directors will determine the exercise price and term of any option at its discretion. The exercise price of an incentive stock option, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Vesting provisions for all share-based awards granted under the Plans are determined by the compensation committee of the Company’s board of directors at the date of grant; however, subject to certain restrictions, all outstanding stock options and restricted stock may vest upon a sale of the Company.

There were 5,605,653 stock options outstanding as of February 3, 2007, of which 5,025,293 were vested. The 580,360 unvested stock options outstanding at February 3, 2007 vest according to two methods:

(i) 551,581 options vest subject to the passage of time through 2011 and (ii) 28,779 options vest on the basis of achieving a minimum EBITDA of $82.4 million for the fiscal year ending February 2, 2008. Shares that are not currently outstanding under the Plans and are available for issuance at February 3, 2007 amounted to 2,294,938.

A summary of the status of the Company’s stock options outstanding as of February 3, 2007 and activity for fiscal year 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	8,313	$1.60
Granted	431	15.31
Exercised	(2,872)	0.42
Forfeited or expired	(266)	14.13
Outstanding, end of period	5,606	$2.66	6.4	$68,888
Exercisable, end of period	5,025	$1.19	6.2	$68,455

Aggregate intrinsic value for both outstanding and exercisable options, in the table above, represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 3, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for fiscal year 2006, fiscal year 2005 and fiscal year 2004 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $38.7 million, $17.1 million and $17.6 million, respectively.

In accordance with the adoption provisions of SFAS 123-R, for compensation expense purposes, the fair value of each option granted, during the period the Company was a non-public entity, was estimated on the date granted using the Minimum-value option-pricing model for all employees and non-employee board members. In accordance with SFAS 123-R, for compensation expense purposes, the fair value of each option granted, as a public entity, is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options granted during fiscal year 2006, fiscal year 2005 and fiscal year 2004 was $8.37, $9.78, and $5.69, respectively. The total fair value of stock options vested during fiscal year 2006, fiscal year 2005 and fiscal year 2004 was $1.6 million, $0.6 million and $5.7 million, respectively.

The following weighted average assumptions were used to value stock options:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Expected volatility	54.7%	55.0%	70.0%
Expected life	5.6 years	5.2 years	5.2 years
Risk-free interest rate	4.71%	4.09%	3.47%
Expected dividend yield	—%	—%	—%

The risk-free interest rate used to value stock options is based on the U.S. Treasury yield curve in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is based primarily on industry averages, due to the Company’s limited historical data for employee exercises. The Company’s assumption for volatility is based primarily on the volatility factor of other publicly traded companies in the retail industry that are similar in size and financial leverage. In addition, the Company considers its historical volatility for the brief period of time since its initial public offering on October 6, 2004.

On August 16, 2006, certain members of the Company’s board of directors were issued 14,000 shares of restricted stock, which vest on August 16, 2007. In addition, certain key executives were issued 22,500 shares of restricted stock, all of which may cliff vest on August 16, 2010 subject to the performance of the Company’s diluted earnings per share (“EPS”) growth in relation to a peer group and continuous employment from the grant date through August 16, 2010. If the Company’s EPS growth rate meets or exceeds the median EPS growth rate of the peer group of companies, the shares will be earned over five separate periods as follows: 12.5% for the six months ended February 3, 2007, 25% for fiscal year 2007, 25% for fiscal year 2008, 25% for fiscal year 2009, and 12.5% for the six months ending August 16, 2010.  If on August 16, 2010, the Company’s four-year compounded EPS growth rate meets or exceeds the median four-year compounded EPS growth rate of the peer group of companies, any shares not previously earned will be deemed earned. The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company’s common stock on the grant date.

The following table summarizes the restricted stock outstanding at February 3, 2007 and activity for fiscal year 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2006	—	$—
Granted	36,500	12.43
Vested	—	—
Forfeited	—	—
Nonvested at February 3, 2007	36,500	$12.43

The total share-based compensation expense, including share-based compensation expense attributable to all stock options and restricted stock granted since the inception of the Plans was $1.7 million, $1.2 million and $5.9 million in fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. The Company recognizes share-based compensation expense in the consolidated statement of income over the requisite service period for each stock option and restricted stock award. The Company recognized a tax benefit in the consolidated statement of income related to share-based compensation expense of $0.5 million, $0.4 million and $2.0 million in fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. Unamortized share-based compensation expense at February 3, 2007 was $4.6 million and will be recognized in the consolidated statement of income over a weighted average period of 3.3 years.

In connection with the consummation of the public offering of common stock on January 31, 2006, Bear Stearns Merchant Banking realized a cash return in excess of 3.0 times its investment in the Company; at which point, 2,777,311 outstanding stock options vested in accordance with the terms of the respective stock option agreements. Included in the $1.7 million of share-based compensation expense for fiscal year 2006 is $0.2 million of expense related to the 2,777,311 stock options.

Included in share-based compensation expense reported in fiscal year 2004 are the following:

•        Concurrently upon entering into the credit facility on May 19, 2004, the vesting of stock options to purchase 1,854,267 shares issued pursuant to grants under the Company’s stock option plan was accelerated. As a result, the Company recorded $0.4 million of compensation expense related to the accelerated vesting during fiscal year 2004.

•        On May 19, 2004, certain of the Company’s executive officers were granted stock options to purchase 630,663 shares of the Company’s common stock at an exercise price of $3.23 per share. Such options were immediately exercisable upon grant. In connection with these grants, the Company recorded share-based compensation expense in the amount of $4.3 million during fiscal year 2004.

12.   Accrued Expenses

Accrued expenses consist of the following:

	February 3, 2007	January 28, 2006
	(Amounts in thousands)
Gift cards and certificates	$15,912	$15,414
Compensation and benefits	16,412	10,664
Other taxes	5,920	7,667
Construction in progress	4,341	4,645
Occupancy and related	3,087	4,154
Insurance	4,116	4,058
Other accrued expenses	12,194	8,659
Total accrued expenses	$61,982	$55,261

13.   Long-Term Debt and Revolving Credit Facilities

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

On March 16, 2004, the $75.0 million term loan proceeds along with $32.2 million of cash on-hand were used to: (i) repurchase from Limited Brands the 10% subordinated note for $85.0 million, which included $75.0 million of principal and all accrued and unpaid interest; (ii) repurchase from LFAS, Inc. the common stock warrant for $20.0 million, plus a contingent payment (see below); and (iii) pay $2.2 million of fees and expenses associated with the transactions. Such fees represent financing fees paid primarily to the lenders and were capitalized as deferred financing costs included in other assets on the consolidated balance sheet, to be amortized over the life of the loan. Unamortized deferred financing costs related to the 10% subordinated note in the amount of $0.4 million were written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of income for fiscal year 2004.

In connection with the common stock warrant repurchase, the Company entered into an agreement with LFAS, Inc., which provided, among other things, if a) on or before December 31, 2004, (i) the Company files a public offering of its common stock, or (ii) the Company is acquired and b) the related transaction value exceeds $156.8 million, the Company shall pay to LFAS, Inc. an amount in cash equal to approximately 6.38% of the implied equity value of the transaction over $156.8 million minus $4.5 million. The Company measured the fair value of this obligation on March 16, 2004, and reported $16.3 million as a reduction in stockholders’ equity and as a current liability on the consolidated balance sheet. Subsequent changes in fair value of the obligation resulted in a $29.4 million charge to earnings in fiscal year 2004, which was reported on the consolidated statement of income as a loss on derivative instrument. In connection with the consummation of the initial public offering, the Company paid LFAS, Inc. the obligation in the amount of $45.7 million.

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

On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to prepay the $75.0 million May 19, 2004 term loan plus accrued and unpaid interest. In connection with the prepayment of the term loan, $1.7 million of unamortized deferred financing costs were written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of income for fiscal year 2004.

Fiscal Year 2005

Immediately subsequent to the execution of the Stock Purchase Agreement with JasmineSola, the Company repaid $1.3 million of debt owed by JasmineSola under its credit facility and terminated such facility.

On January 4, 2006, the Company’s credit facilities were further amended to include: (i) an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%, (ii) an extension of the term of the Company’s existing $90.0 million revolving credit facility to March 17, 2009 (contains a sub-facility available for issuance of letters of credit of up to $75.0 million), and (iii) a reduction of certain interest rates under the revolver by as much as 50 basis points, depending upon the Company’s financial performance. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus $38.0 million of cash on-hand, the Company prepaid in full the $75.0 million March 16, 2004 term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. In connection with the prepayment of the March 16, 2004 term loan, $0.9 million of unamortized deferred financing costs were written-off and reported as a loss on modification and extinguishment of debt in the consolidated statement of income for fiscal year 2005.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 2.00% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding letters of credit at a rate of between 1.00% and 1.50% per year, depending upon the Company’s financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of between 0.25% and 0.50% per year, depending upon the Company’s financial performance. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, interest on the revolving loans may increase to 4.00% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

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

Commercial and standby letters of credit outstanding under the revolving credit facility at February 3, 2007 and January 28, 2006 were approximately $8.9 million and $9.7 million, respectively. As of February 3, 2007 and January 28, 2006, there were no loans outstanding under the revolving credit facility. Borrowings under the revolving credit facility are due March 17, 2009, and may be borrowed, repaid and reborrowed prior to maturity.

The carrying amounts and fair values of debt as of February 3, 2007 and January 28, 2006, are as follows:

	February 3, 2007		January 28, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
$37.5 million term loan, due March 17, 2009	$31,500	$31,500	$37,500	$37,500
Less: current portion	(6,000)	(6,000)	(6,000)	(6,000)
Total long-term debt, net of current	$25,500	$25,500	$31,500	$31,500

14.   Income Taxes

Income taxes consist of:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(Amounts in thousands)
Federal:
Current	$25,040	$32,780	$18,519
Deferred	(620)	(725)	8,762
State and Local:
Current	6,083	7,039	4,610
Deferred	(154)	(180)	2,168
	$30,349	$38,914	$34,059

The approximate tax effect of items giving rise to the net deferred income tax assets and liabilities recognized in the Company’s consolidated balance sheets is as follows:

	February 3, 2007	January 28, 2006
	(Amounts in thousands)
Accrued expenses	$8,978	$7,067
Fixed assets and intangible assets	(9,657)	(9,376)
Inventory	1,026	904
Other assets	327	585
Prepaid costs	(7,558)	(6,919)
Total deferred tax assets and liabilities	(6,884)	(7,739)
Valuation allowance	—	—
Net deferred tax liabilities	$(6,884)	$(7,739)

As of February 3, 2007, the Company had no federal net operating loss carryforwards.

A reconciliation of the statutory federal income tax expense is as follows:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(Amounts in thousands)
Statutory 35% federal tax	$26,782	$34,090	$18,024
State and local income taxes, net of federal income tax benefit	3,853	4,949	4,406
Loss on derivative instrument	—	—	10,289
Other, net	(286)	(125)	1,340
Income tax expense	$30,349	$38,914	$34,059

15.   Related Party Transactions

On October 13, 2004, the Company used proceeds from its initial public offering plus cash on-hand to pay its $45.7 million obligation to Limited Brands incurred in connection with the repurchase of the common stock warrant. After paying in full such obligation, Limited Brands is no longer a related party.

The following table summarizes the related party transactions between the Company and Limited Brands and its wholly-owned subsidiaries:

Fiscal Year 2004
(Amounts in thousands)
Mast Industries Inc. purchases	$128,197
Store leasing, construction and management	2,268
IT and corporate transactions	17,470
Inbound and outbound freight	20,073
$168,008

Significant purchases are made from Mast Industries, Inc. (“Mast”), a wholly-owned subsidiary of Limited Brands. Mast is a contract manufacturer and apparel importer. Prices are negotiated on a competitive basis by merchants of the Company with Mast.

Transition Service Agreements

In conjunction with the acquisition of Lerner Holding from Limited Brands, the Company entered into a service agreement whereby Limited Brands provides services including transitional logistics and related tax, information technology, real estate, treasury and cash management, and store design and construction services as the Company establishes stand-alone operations. During fiscal year 2003, the transition service agreements, with the exception of the Technical Services and Distribution Services Agreements, terminated by contract or voluntarily by the Company. During fiscal year 2004, the Company voluntarily terminated the Technical Services Agreement.

The Company continues to use the services of Limited Brands and its business units, Limited Logistics Services and Independent Production Services, under the transition services agreement, dated as of November 27, 2002 for the Company’s distribution, transportation and delivery and compliance support services needs.

On April 19, 2006, the Company and Limited Brands amended the transition services agreement to extend the notification period required to exit the agreement. Under the amended agreement, these services will terminate upon the earliest of the following:  (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time.

The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services. If termination of these logistics and related services under the transition service agreement results in excess logistics and related service labor for Limited Brands, the Company will be liable for 50% of severance related costs of such labor, up to a maximum of $0.5 million.

Lease Guarantees and Subleases

Limited Brands guarantees approximately 48 store leases and the corporate office lease as of February 3, 2007. Limited Brands is not obligated to extend guarantees past the original lease terms and it is the Company’s obligation to remove Limited Brands as guarantor on any lease extension or renewal.

As of February 3, 2007, four stores are subject to sublease agreements (“the Store Leases Agreement”) with Limited Brands for stores where the Company occupies space that Limited Brands leases from third-party landlords. Under the terms of the Store Leases Agreement, the Company is responsible for its proportionate share, based on the size of its selling space, of all costs, which consist primarily of rent; excess rent, if applicable; maintenance; taxes; and utilities.

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

The advisory services agreement called for an annual advisory fee, payable in advance in quarterly installments, equal to the greater of $0.8 million or 2.5% of EBITDA. The Company recorded $2.4 million of advisory fees in selling, general and administrative expenses in fiscal year 2004. The Company paid Bear Stearns Merchant Manager II, LLC such fees in the amount of $3.1 million in fiscal year 2004. Upon consummation of the initial public offering on October 13, 2004, the Company paid a $4.0 million fee related to the termination of the advisory services agreement with Bear Stearns Merchant Manager II, LLC. Bear, Stearns & Co. Inc., an affiliate of Bear Stearns Merchant Banking, served as co-lead manager of both the initial public offering and January 2006 public offering and received a portion of the underwriting discounts and commissions.

Bear Stearns Merchant Banking Purchasing Agreement

The Company is one of the portfolio companies in which Bear Stearns Merchant Banking has invested. Beginning in 2004, Bear Stearns Merchant Banking initiated a cost savings program by coordinating the purchasing activities of several portfolio companies to take advantage of volume purchase discounts that would otherwise not be available to the individual companies, including the Company, if they were acting on their own. In connection with this undertaking, Bear Stearns Merchant Banking has engaged consultants and consulting firms. The consulting fees relating to these services are being charged to the participating portfolio companies based on their pro rata share of the overall cost savings achieved. Based upon the information received from Bear Stearns Merchant Banking in the fourth quarter of fiscal year 2005, it was estimated that the Company’s share of the consulting fees would be approximately $0.6 million; as such, the Company recorded a consulting expense and corresponding liability for such amount during the fourth quarter of fiscal year 2005 and paid the obligation to Bear Stearns Merchant Banking in fiscal year 2006.

Bear Stearns Merchant Banking relationship with Seven for All Mankind, LLC

Bear Stearns Merchant Banking holds an equity interest in Seven for All Mankind, LLC, a leading merchandise supplier to the Company’s JasmineSola business. During fiscal year 2006 and for the period in fiscal year 2005 subsequent to the acquisition of JasmineSola in July 2005, JasmineSola purchased approximately $1.8 million and $1.0 million, respectively, of merchandise from Seven for All Mankind, LLC. Included in current liabilities at February 3, 2007 is an amount due to Seven for All Mankind, LLC of $0.1 million.

16.   Redeemable Preferred Stock

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

On May 19, 2004, the proceeds from the May 19, 2004 term loan were used to repurchase all but one share of the Company’s Series A redeemable preferred stock for $62.5 million, plus $12.5 million of accrued and unpaid dividends. All outstanding promissory notes were repaid to the Company in conjunction with the closing of the May 19, 2004 term loan and the repurchase of the Series A preferred stock. The remaining one share of Series A preferred stock was canceled immediately prior to the effectiveness of the initial public offering. Subsequently, the Company revised its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $0.001 par value. At February 3, 2007 and January 28, 2006, there were no shares of preferred stock outstanding.

17.   Common Stock

In connection with the acquisition of Lerner Holding from Limited Brands, the Company issued 42,470,131 shares of its voting common stock, $0.001 par value, to Bear Stearns Merchant Banking for $4.9 million. Additionally, the Company issued a common stock warrant to LFAS, Inc. to acquire 8,050,671 shares of the Company’s common stock at a price of $0.11 per share, which the Company repurchased from LFAS, Inc. on March 16, 2004. The fair value of the common stock warrant on the date of issuance was estimated to be $0.4 million. On November 27, 2002, the Company issued 3,043,009 shares of common stock to employees for approximately $0.1 million in cash and promissory notes totaling $0.3 million. In fiscal year 2003, the Company issued 107,343 shares of its common stock to employees for promissory notes totaling twelve thousand dollars. On May 19, 2004, all outstanding promissory notes were repaid to the Company.

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

The Company issued 2,872,291, 866,320 and 1,049,801 shares of common stock upon exercise of stock options during fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. In addition, the Company issued 36,500 shares of restricted stock to certain directors and executive officers during fiscal year 2006.

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006. +
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.3	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Robert J. Luzzi. ††
10.4	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano. ††
10.5	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and John DeWolf. ††
10.6	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Robert J. Luzzi, as amended December 22, 2006.
10.7	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.
10.8	Amendment No.1 to Employment Letter, dated as of March 13, 2006 between New York & Company, Inc. and John DeWolf, as amended December 22, 2006.
10.9	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.10

Amendment to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc.; New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. †††

10.11

Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, Wachovia Bank, N.A., the CIT Group/Business Credit, Inc. and the other Lenders named therein, dated March 16, 2004.*

10.12

First Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of May 19, 2004.**

10.13

Second Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of December 17, 2004.†

10.14

Third Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Congress Financial Corporation, the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of July 19, 2005.***

10.15

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Wachovia Bank, National Association (successor by merger to Congress Financial Corporation), the CIT Group/Business Credit Inc. and the other Lenders named therein, dated as of January 4, 2006. ††

10.16	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company’s initial public offering.**
10.17	New York & Company, Inc. 2006 Long-Term Incentive Plan approved by the Company’s Board of Directors and Stockholders on May 3, 2006 and June 21, 2006, respectively. ++
21.1	Subsidiaries of the Registrant. ††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2007.
31.2	Certification by the Chief Operating Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2007.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 6, 2007.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.
††	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the SEC on April 7, 2006.
†††	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.
*	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.
**	Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.
***	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005.
+	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 17, 2006.
++	Incorporated by reference from the Company’s 2006 Proxy Statement.