Form 10-Q
period 2007-05-05
New York & Company, Inc.
filed 2007-06-14
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 5, 2007

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

As of June 1, 2007, the registrant had 58,343,382 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended May 5, 2007	Three months ended April 29, 2006
	(Amounts in thousands, except per share amounts)
Net sales	$283,962	$267,137
Cost of goods sold, buying and occupancy costs	205,519	188,034
Gross profit	78,443	79,103
Selling, general and administrative expenses	76,842	68,484
Operating income	1,601	10,619
Interest expense, net of interest income of $459 and $213, respectively	261	490
Income before income taxes	1,340	10,129
Provision for income taxes	538	4,072
Net income	$802	$6,057
Basic earnings per share	$0.01	$0.11
Diluted earnings per share	$0.01	$0.10
Weighted average shares outstanding:
Basic shares of common stock	57,805	55,226
Diluted shares of common stock	60,869	59,744

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	May 5, 2007	February 3, 2007	April 29, 2006
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$36,591	$68,064	$26,897
Accounts receivable	23,410	14,270	22,544
Inventories, net	130,663	110,088	130,158
Prepaid expenses	20,627	20,351	16,874
Other current assets	2,651	2,089	2,454
Total current assets	213,942	214,862	198,927
Property and equipment, net	212,783	210,163	169,161
Goodwill	11,088	11,088	9,756
Intangible assets	32,053	32,053	32,053
Other assets	1,502	1,633	2,106
Total assets	$471,368	$469,799	$412,003
Liabilities and stockholders’ equity
Current liabilities:
Current portion, long-term debt	$6,000	$6,000	$6,000
Accounts payable	76,141	66,631	85,930
Accrued expenses	54,330	61,982	50,680
Income taxes payable	2,478	6,391	—
Deferred income taxes	1,016	3,894	1,740
Total current liabilities	139,965	144,898	144,350
Long-term debt, net of current portion	24,000	25,500	30,000
Deferred income taxes	2,565	2,990	4,133
Deferred rent	61,311	55,254	41,613
Other liabilities	613	358	615
Total liabilities	228,454	229,000	220,711
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 58,043, 57,538 and 55,394 shares issued and outstanding at May 5, 2007, February 3, 2007, and April 29, 2006, respectively	58	57	55
Additional paid-in capital	145,429	141,804	132,675
Retained earnings	97,633	99,144	59,031
Accumulated other comprehensive loss	(206)	(206)	(469)
Total stockholders’ equity	242,914	240,799	191,292
Total liabilities and stockholders’ equity	$471,368	$469,799	$412,003

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended May 5, 2007	Three months ended April 29, 2006
	(Amounts in thousands)
Operating activities
Net income	$802	$6,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,050	7,676
Amortization of deferred financing costs	69	73
Share-based compensation expense	442	622
Deferred income taxes	(3,303)	(1,866)
Changes in operating assets and liabilities:
Accounts receivable	(9,140)	(9,257)
Inventories, net	(20,575)	(20,502)
Prepaid expenses	(276)	1,896
Accounts payable	9,510	(5,050)
Accrued expenses	(7,643)	(4,231)
Income taxes payable	(6,226)	—
Deferred rent	6,057	6,499
Other assets and liabilities	(276)	(1,093)
Net cash used in operating activities	(21,509)	(19,176)
Investing activities
Capital expenditures	(11,612)	(17,370)
Net cash used in investing activities	(11,612)	(17,370)
Financing activities
Net proceeds from public offering	—	2,294
Payment of offering costs related to public offering	—	(453)
Repayment of debt	(1,500)	(1,500)
Proceeds from exercise of stock options	123	663
Excess tax benefit from exercise of stock options	3,061	5,003
Other	(36)	—
Net cash provided by financing activities	1,648	6,007
Net decrease in cash and cash equivalents	(31,473)	(30,539)
Cash and cash equivalents at beginning of period	68,064	57,436
Cash and cash equivalents at end of period	$36,591	$26,897

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(Amounts in thousands)
Balance at February 3, 2007	57,538	$57	$141,804	$99,144	$(206)	$240,799
Stock options exercised	505	1	122	—	—	123
Excess tax benefit from exercise of stock options	—	—	3,061	—	—	3,061
Share-based compensation expense	—	—	442	—	—	442
Cumulative effect of adoption of FIN 48	—	—	—	(2,313)	—	(2,313)
Net income	—	—	—	802	—	802
Balance at May 5, 2007	58,043	$58	$145,429	$97,633	$(206)	$242,914

See accompanying notes.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements
May 5, 2007
(Unaudited)

1.                 Organization and Basis of Presentation

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company™ merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded retail stores. As of May 5, 2007, the Company operated 569 retail stores in 44 states, including 24 JasmineSola stores. Trademarks referenced in this Quarterly Report on Form 10-Q appear in italic type and are the property of the Company.

The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”); Lerner New York, Inc.; Lernco, Inc.; Nevada Receivable Factoring, Inc. and JasmineSola. On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements as of May 5, 2007 and April 29, 2006 and for the thirteen weeks (“three months”) ended May 5, 2007 and April 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 3, 2007 (“fiscal year 2006”), which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 6, 2007. The 52-week fiscal year ending February 2, 2008 is referred to herein as “fiscal year 2007.” The Company’s fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31.

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

In April 2007, the Company completed the arbitration proceeding related to the JasmineSola Stock Purchase Agreement and as a result recorded $3.3 million of charges in selling, general and administrative expenses, which consists primarily of legal costs related to the arbitration. The arbitration had no impact on the purchase price or goodwill.

4.                 Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings per share is as follows:

	Three months ended May 5, 2007	Three months ended April 29, 2006
	(Amounts in thousands, except per share amounts)
Net income	$802	$6,057
Basic EPS
Weighted average shares outstanding:
Basic shares of common stock	57,805	55,226
Basic EPS	$0.01	$0.11
Diluted EPS
Weighted average shares outstanding:
Basic shares of common stock	57,805	55,226
Plus impact of stock options and restricted stock	3,064	4,518
Diluted shares of common stock	60,869	59,744
Diluted EPS	$0.01	$0.10

The calculation of diluted earnings per share for the three months ended May 5, 2007 and April 29, 2006 exclude options to purchase 993,585 and 823,836 shares, respectively, due to their antidilutive effect.

5.                 Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R retains certain of the requirements of the original SFAS No. 123,

5.                 Share-Based Compensation (Continued)

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

In connection with the consummation of the public offering of common stock on January 31, 2006, BSMB/NYCG, LLC, an affiliate of Bear Stearns Merchant Banking, LLC and the controlling stockholder of the Company, realized a cash return in excess of 3.0 times its investment in the Company; at which point, 2,777,311 outstanding stock options vested in accordance with the terms of the respective stock option agreements.

The Company recorded share-based compensation expense in the amount of $0.4 million and $0.6 million for the three months ended May 5, 2007 and April 29, 2006, respectively. Included in the $0.6 million of share-based compensation expense for the three months ended April 29, 2006 is $0.2 million of expense related to the 2,777,311 stock options that vested on January 31, 2006.

The Company issued 504,992 shares of common stock upon exercise of stock options during the three months ended May 5, 2007.

6.                 Pension Plan

The Company sponsors a single-employer defined benefit pension plan (the “plan”) covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company’s total employees. The Company’s collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on June 30, 2007 and is currently under renegotiation.

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

	Three months ended May 5, 2007	Three months ended April 29, 2006
	(Amounts in thousands)
Service cost	$90	$67
Interest cost	137	135
Expected return on plan assets	(179)	(180)
Net periodic benefit cost	$48	$22

7.                 Income Taxes

The effective tax rate for the three months ended May 5, 2007 and April 29, 2006 was 40.1% and 40.2%, respectively.

7.                 Income Taxes (Continued)

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” In accordance with the Interpretation, the Company recognized a cumulative-effect adjustment of $2.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings. At February 4, 2007, the Company had $4.5 million in unrecognized tax benefits, including interest and penalties, all of which would impact the Company’s effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At February 4, 2007, the Company had accrued $1.4 million and $0.6 million for the potential payment of interest and penalties, respectively. As of February 4, 2007, the Company is subject to U.S. federal income tax examinations and state and local income tax examinations for the tax years 2003 through 2006.

There were no significant changes to any of these amounts during the three months ended May 5, 2007.

8.                 Long-Term Debt and Credit Facilities

The Company’s credit facilities consist of a $37.5 million term loan facility (“January 4, 2006 term loan”) and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2009.

As of May 5, 2007, the Company had availability under its revolving credit facility of $66.4 million, net of letters of credit outstanding of $8.9 million, as compared to availability of $62.0 million, net of letters of credit outstanding of $9.4 million, as of April 29, 2006.

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

The Company’s credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or repurchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. The terms of the Company’s credit facilities also subject it to certain maintenance covenants in the event its borrowing availability under its revolving credit facility, plus cash on-hand, falls below $40.0 million. These covenants include maintaining a minimum trailing twelve-month EBITDA (as defined in its amended and restated credit agreement) and a maximum leverage ratio. This ratio and the calculation of EBITDA under the Company’s amended and restated credit agreement are not necessarily comparable to other similarly titled ratios and measurements of other

8.                 Long-Term Debt and Credit Facilities (Continued)

companies due to inconsistencies in the method of calculation. In addition, in the event that the Company’s borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and it fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the $37.5 million term loan must be prepaid down to $25.0 million, subject to certain restrictions. The Company is currently in compliance with the financial covenants referred to above.

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

9.                 New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of this Interpretation on February 4, 2007, as described further in footnote 7, “Income Taxes” in these Notes to Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its financial position and results of operations.

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

•       the control of the Company by its sponsors; and

•       risks and uncertainties as described in the Company’s documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 6, 2007.

The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company’s actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores and on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded retail stores. As of May 5, 2007, the Company operated 569 retail stores in 44 states, including 24 JasmineSola stores.

The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period.

Net sales for the three months ended May 5, 2007 increased 6.3% to $284.0 million, as compared to $267.1 million for the three months ended April 29, 2006. Comparable store sales decreased 1.2% for the three months ended May 5, 2007, as compared to a comparable store sales decrease of 9.2% for the three months ended April 29, 2006. Net sales per average selling square foot for the three months ended May 5, 2007 increased 3.7% to $85, as compared to $82 for the three months ended April 29, 2006. Net income for the three months ended May 5, 2007 decreased to $0.8 million, or $0.01 per diluted share, as compared to $6.1 million, or $0.10 per diluted share, for the three months ended April 29, 2006. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

Capital spending for the three months ended May 5, 2007 was $11.6 million, as compared to $17.4 million for the three months ended April 29, 2006. The $11.6 million of capital spending represents $10.7 million primarily related to the construction of new stores and $0.9 million related to non-store capital projects, which principally represent information technology enhancements. During the three months ended May 5, 2007, the Company opened 11 new stores and closed two stores, ending the period operating 569 stores, as compared to 530 stores as of April 29, 2006. During the three months ended April 29, 2006, the Company opened 14 stores and remodeled five stores. Total selling square footage as of May 5, 2007 was 3.352 million, as compared to 3.282 million as of April 29, 2006.

The Company’s balance sheet at May 5, 2007 included $36.6 million in cash and cash equivalents and $74.0 million of working capital, as compared to $26.9 million in cash and cash equivalents and $54.6 million of working capital at April 29, 2006. At May 5, 2007, the Company’s inventory was $130.7 million, as compared to $130.2 million of inventory at April 29, 2006.

The Company’s business is impacted by economic conditions which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, wage rates, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact the Company’s net sales and profitability. As these economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable it to react to changes as they occur.

General

Net Sales.   Net sales consist of sales from comparable and non-comparable stores and the Company’s e-commerce website. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store’s original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company’s stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales from the sale of merchandise on the Company’s e-commerce website are recognized when the merchandise is shipped to the customer. A reserve is provided for projected merchandise returns based on prior experience.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three months ended May 5, 2007 and April 29, 2006:

	Three months ended May 5, 2007	Three months ended April 29, 2006
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.4%	70.4%
Gross profit	27.6%	29.6%
Selling, general and administrative expenses	27.0%	25.6%
Operating income	0.6%	4.0%
Interest expense, net	0.1%	0.2%
Income before income taxes	0.5%	3.8%
Provision for income taxes	0.2%	1.5%
Net income	0.3%	2.3%

	Three months ended May 5, 2007	Three months ended April 29, 2006
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales increase (decrease)	6.3%	(1.1)%
Comparable store sales decrease	(1.2)%	(9.2)%
Net sales per average selling square foot(1)	$85	$82
Net sales per average store(2)	$503	$509
Average selling square footage per store(3)	5,892	6,193

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 5, 2007		Three months ended April 29, 2006
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	560	3,313,437	519	3,254,465
New stores	11	52,297	14	64,312
Closed stores	(2)	(13,263)	(3)	(18,147)
Net impact of remodeled stores on selling square feet	—	—	—	(18,297)
Stores open, end of period	569	3,352,471	530	3,282,333

Three Months Ended May 5, 2007 Compared to Three Months Ended April 29, 2006

Net Sales.   Net sales for the three months ended May 5, 2007 increased 6.3% to $284.0 million, as compared to $267.1 million for the three months ended April 29, 2006. The increase is primarily driven by net sales from new store openings not yet included in comparable store sales. Comparable store sales decreased 1.2% for the three months ended May 5, 2007, compared to a 9.2% decrease for the three months ended April 29, 2006. In the comparable store base, average dollar sales per transaction decreased by 3.5% and the number of transactions per average store increased by 2.4%, as compared to the same period last year.

Gross Profit.   Gross profit decreased $0.7 million to $78.4 million, or 27.6% of net sales, for the three months ended May 5, 2007, as compared to $79.1 million, or 29.6% of net sales, for the three months ended April 29, 2006. During the three months ended May 5, 2007, merchandise margins for the New York & Company brand remained relatively stable, as compared to the three months ended April 29, 2006. Merchandise margins for the Company’s developing JasmineSola brand decreased during the three months ended May 5, 2007, primarily due to $1.8 million of charges incurred in connection with the liquidation of inventory resulting from the termination of a JasmineSola lease and the exiting of that store, coupled with an overall modification of the JasmineSola closeout strategy. In addition, buying and occupancy costs for the Company increased as a percentage of net sales primarily due to increases in real estate costs related to new and remodeled stores combined with the impact of lower comparable store sales.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $8.4 million to $76.8 million, or 27.0% of net sales, for the three months ended May 5, 2007, as compared to $68.5 million, or 25.6% of net sales, for the three months ended April 29, 2006. The increase as a percentage of net sales during the three months ended May 5, 2007, as compared to the three months ended April 29, 2006, is largely due to $3.3 million of expenses, primarily legal costs, incurred in connection with the arbitration proceeding related to the JasmineSola Stock Purchase Agreement. On an average store basis, selling, general and administrative expenses remained flat with a year ago before the impact of the charges related to the arbitration.

Operating Income.   For the reasons discussed above, operating income decreased $9.0 million to $1.6 million, or 0.6% of net sales, for the three months ended May 5, 2007, as compared to $10.6 million, or 4.0% of net sales, for the three months ended April 29, 2006.

Interest Expense, Net.   Net interest expense decreased $0.2 million to $0.3 million for the three months ended May 5, 2007, as compared to $0.5 million for the three months ended April 29, 2006. The decrease in net interest expense for the three months ended May 5, 2007, as compared to the three months ended April 29, 2006, is primarily related to a decrease in borrowings and fluctuations in interest rates.

Provision for Income Taxes.   The effective tax rate for the three months ended May 5, 2007 was 40.1%, as compared to 40.2% for the three months ended April 29, 2006.

Net Income.   For the reasons discussed above, net income decreased $5.3 million to $0.8 million, or 0.3% of net sales, for the three months ended May 5, 2007, as compared to $6.1 million, or 2.3% of net sales, for the three months ended April 29, 2006.

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for the three months ended May 5, 2007 and April 29, 2006. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Three months ended May 5, 2007		Three months ended April 29, 2006
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income	$802	0.3%	$6,057	2.3%
Add back:
Interest expense, net	261	0.1%	490	0.2%
Provision for income taxes	538	0.2%	4,072	1.5%
Depreciation and amortization	9,050	3.2%	7,676	2.9%
EBITDA	$10,651	3.8%	$18,295	6.9%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company’s information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of May 5, 2007.

The following tables contain information regarding the Company’s liquidity and capital resources:

	May 5, 2007	February 3, 2007	April 29, 2006
	(Amounts in thousands)
Cash and cash equivalents	$36,591	$68,064	$26,897
Working capital	$73,977	$69,964	$54,577

	Three months ended May 5, 2007	Three months ended April 29, 2006
	(Amounts in thousands)
Net cash used in operating activities	$(21,509)	$(19,176)
Net cash used in investing activities	$(11,612)	$(17,370)
Net cash provided by financing activities	$1,648	$6,007

Operating Activities

Net cash used in operating activities was $21.5 million for the three months ended May 5, 2007, as compared to net cash used in operating activities of $19.2 million for the three months ended April 29, 2006. The increase in net cash used in operating activities for the three months ended May 5, 2007, as compared to the three months ended April 29, 2006, is primarily related to the decrease in net income, and changes in inventories, prepaid expenses, accrued expenses, income taxes payable, and deferred rent, partially offset by changes in accounts receivable, accounts payable, and other assets and liabilities.

Investing Activities

Net cash used in investing activities was $11.6 million for the three months ended May 5, 2007, as compared to $17.4 million of net cash used in investing activities for the three months ended April 29, 2006. The $11.6 million and the $17.4 million reflect capital expenditures primarily related to the construction of new stores and the remodeling of existing stores.

The Company opened 11 new stores in the three months ended May 5, 2007, as compared to 14 new stores and five remodels in the three months ended April 29, 2006. The Company currently plans to open 50 to 60 stores, close approximately nine stores and remodel 25 to 30 stores in fiscal year 2007, ending the fiscal year with 601 to 611 stores. The Company’s future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

Net cash provided by financing activities was $1.6 million for the three months ended May 5, 2007, as compared to net cash provided by financing activities of $6.0 million for the three months ended April 29, 2006. Net cash provided by financing activities for the three months ended May 5, 2007 primarily consists of a $1.5 million quarterly repayment of the $37.5 million January 4, 2006 term loan and $3.2 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash provided by financing activities for the three months ended April 29, 2006 represents proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.5 million in fees and expenses related to the offering; a $1.5 million quarterly repayment of the $37.5 million January 4, 2006 term loan; and $5.7 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Long-Term Debt and Credit Facilities

The Company’s credit facilities consist of a $37.5 million term loan facility and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2009.

As of May 5, 2007, the Company had availability under its revolving credit facility of $66.4 million, net of letters of credit outstanding of $8.9 million, as compared to availability of $62.0 million, net of letters of credit outstanding of $9.4 million, as of April 29, 2006.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the three months ended May 5, 2007 resulted in no material asset impairment charge.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company’s intangible assets relate primarily to the New York & Company trademarks, the JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the “relief from royalty method” and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

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

The calculation of estimated fair values used in the evaluation of goodwill and other intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on management’s historical experience, knowledge, and market data. If actual experience differs materially from management’s estimates, impairment charges may be required. Management’s estimates may be affected by factors such as those outlined in the section of this report entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. An impairment loss could have a material adverse impact on the Company’s results of operations.

Income Taxes.   Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company’s operations. Deferred tax assets are believed to be fully realizable as management expects future taxable income will be sufficient to recover the asset values and, as such, no related valuation allowance has been provided for. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on February 4, 2007, as described further in footnote 7, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements.

Adoption of New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of this Interpretation on February 4, 2007, as described further in footnote 7, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this Statement at February 3, 2007 did not have an impact on the Company’s financial position and results of operations. The Company does not anticipate that the adoption of the measurement date provisions of this Statement will have a material impact on its financial position and results of operations.

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

ITEM 4.                CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.   The Company carried out an evaluation, as of May 5, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting.   There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 6, 2007.

ITEM 1A.        RISK FACTORS

There have been no material changes in the Company’s risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 6, 2007.

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

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	President and Chief Financial Officer (Principal Financial Officer)
Date:	June 14, 2007