Form 10-Q
period 2007-08-04
New York & Company, Inc.
filed 2007-09-07
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 4, 2007
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

As of August 31, 2007, the registrant had 58,751,621 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
	(Amounts in thousands, except per share amounts)
Net sales	$294,402	$264,858	$578,364	$531,995
Cost of goods sold, buying and occupancy costs	215,571	189,277	421,090	377,311
Gross profit	78,831	75,581	157,274	154,684
Selling, general and administrative expenses	72,759	64,200	149,601	132,684
Operating income	6,072	11,381	7,673	22,000
Interest expense, net of interest income of $500, $335, $959, and $549, respectively	219	477	480	967
Income before income taxes	5,853	10,904	7,193	21,033
Provision for income taxes	2,354	4,405	2,892	8,477
Net income	$3,499	$6,499	$4,301	$12,556
Basic earnings per share	$0.06	$0.12	$0.07	$0.23
Diluted earnings per share	$0.06	$0.11	$0.07	$0.21
Weighted average shares outstanding:
Basic shares of common stock	58,262	55,656	58,033	55,441
Diluted shares of common stock	60,954	59,852	60,911	59,798

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	August 4, 2007	February 3, 2007	July 29, 2006
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$27,749	$68,064	$36,888
Accounts receivable	18,341	14,270	21,687
Inventories, net	122,765	110,088	102,526
Prepaid expenses	27,761	20,351	18,584
Other current assets	3,041	2,089	1,934
Total current assets	199,657	214,862	181,619
Property and equipment, net	226,800	210,163	181,949
Goodwill	11,088	11,088	11,088
Intangible assets	32,053	32,053	32,053
Other assets	1,367	1,633	1,949
Total assets	$470,965	$469,799	$408,658
Liabilities and stockholders’ equity
Current liabilities:
Current portion, long-term debt	$6,000	$6,000	$6,000
Accounts payable	67,661	66,631	68,944
Accrued expenses	52,463	61,982	49,770
Income taxes payable	—	6,391	587
Deferred income taxes	2,540	3,894	3,006
Total current liabilities	128,664	144,898	128,307
Long-term debt, net of current portion	22,500	25,500	28,500
Deferred income taxes	2,182	2,990	3,403
Deferred rent	65,905	55,254	48,752
Other liabilities	4,594	358	655
Total liabilities	223,845	229,000	209,617
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 58,383, 57,538 and 55,938 shares issued and outstanding at August 4, 2007, February 3, 2007, and July 29, 2006, respectively	58	57	56
Additional paid-in capital	146,136	141,804	133,924
Retained earnings	101,132	99,144	65,530
Accumulated other comprehensive loss	(206)	(206)	(469)
Total stockholders’ equity	247,120	240,799	199,041
Total liabilities and stockholders’ equity	$470,965	$469,799	$408,658

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended August 4, 2007	Six months ended July 29, 2006
	(Amounts in thousands)
Operating activities
Net income	$4,301	$12,556
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,115	15,651
Amortization of deferred financing costs	139	138
Share-based compensation expense	931	790
Deferred income taxes	(2,162)	(1,330)
Changes in operating assets and liabilities:
Accounts receivable	(4,071)	(8,400)
Inventories, net	(12,677)	7,130
Prepaid expenses	(7,410)	186
Accounts payable	1,030	(22,036)
Accrued expenses	(9,510)	(5,140)
Income taxes payable	(8,704)	587
Deferred rent	10,651	13,638
Other assets and liabilities	3,352	(1,849)
Net cash (used in) provided by operating activities	(5,015)	11,921
Investing activities
Capital expenditures	(35,638)	(38,057)
Net cash used in investing activities	(35,638)	(38,057)
Financing activities
Net proceeds from public offering	—	2,294
Payment of offering costs related to public offering	—	(439)
Repayment of debt	(3,000)	(3,000)
Proceeds from exercise of stock options	162	840
Excess tax benefit from exercise of stock options	3,240	5,893
Other	(64)	—
Net cash provided by financing activities	338	5,588
Net decrease in cash and cash equivalents	(40,315)	(20,548)
Cash and cash equivalents at beginning of period	68,064	57,436
Cash and cash equivalents at end of period	$27,749	$36,888

See accompanying notes.

New York & Company, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(Amounts in thousands)
Balance at February 3, 2007	57,538	$57	$141,804	$99,144	$(206)	$240,799
Stock options exercised	845	1	161	—	—	162
Excess tax benefit from exercise of stock options	—	—	3,240	—	—	3,240
Share-based compensation expense	—	—	931	—	—	931
Cumulative effect of adoption of FIN 48	—	—	—	(2,313)	—	(2,313)
Net income	—	—	—	4,301	—	4,301
Balance at August 4, 2007	58,383	$58	$146,136	$101,132	$(206)	$247,120

See accompanying notes.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements
August 4, 2007
(Unaudited)

1.   Organization and Basis of Presentation

New York & Company, Inc. (together with its subsidiaries, collectively the “Company”) is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded  New York & Company™  merchandise sold exclusively through its national network of New York & Company retail stores and on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company™  merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired Jasmine Company, Inc. (“JasmineSola”), a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of  JasmineSola™  branded retail stores. As of August 4, 2007, the Company operated 580 retail stores in 44 states, including 23 JasmineSola stores. Trademarks referenced in this Quarterly Report on Form 10-Q appear in italic type and are the property of the Company.

The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. (“Lerner Holding”); Lerner New York, Inc.; Lernco, Inc.; Nevada Receivable Factoring, Inc. and JasmineSola. On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements as of August 4, 2007 and July 29, 2006 and for the thirteen weeks (“three months”) and twenty-six weeks (“six months”) ended August 4, 2007 and July 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 3, 2007 (“fiscal year 2006”), which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 6, 2007. The 52-week fiscal year ending February 2, 2008 is referred to herein as “fiscal year 2007.” The Company’s fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31.

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
August 4, 2007
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

In April 2007, the Company completed an arbitration proceeding related to the JasmineSola Stock Purchase Agreement and as a result recorded $3.3 million of charges in selling, general and administrative expenses, which consists primarily of legal costs related to the arbitration. The arbitration had no impact on the purchase price or goodwill.

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

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
	(Amounts in thousands, except per share amounts)
Net income	$3,499	$6,499	$4,301	$12,556
Basic EPS
Weighted-average shares outstanding:
Basic shares of common stock	58,262	55,656	58,033	55,441
Basic EPS	$0.06	$0.12	$0.07	$0.23
Diluted EPS
Weighted-average shares outstanding:
Basic shares of common stock	58,262	55,656	58,033	55,441
Plus impact of stock options and restricted stock	2,692	4,196	2,878	4,357
Diluted shares of common stock	60,954	59,852	60,911	59,798
Diluted EPS	$0.06	$0.11	$0.07	$0.21

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 4, 2007
(Unaudited)

4.   Earnings Per Share (Continued)

The calculation of diluted earnings per share for the three and six months ended August 4, 2007 excludes options to purchase 965,426 and 979,506 shares, respectively, due to their antidilutive effect. The calculation of diluted earnings per share for the three and six months ended July 29, 2006 excludes options to purchase 886,836 and 855,336 shares, respectively, due to their antidilutive effect.

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

The Company recorded share-based compensation expense in the amount of $0.5 million and $0.2 million for the three months ended August 4, 2007 and July 29, 2006, respectively, and $0.9 million and $0.8 million for the six months ended August 4, 2007 and July 29, 2006, respectively. Included in the $0.8 million of share-based compensation expense for the six months ended July 29, 2006 is $0.2 million of expense related to the 2,777,311 stock options that vested on January 31, 2006.

The Company issued 844,992 shares of common stock upon exercise of stock options during the six months ended August 4, 2007.

6.   Pension Plan

The Company sponsors a single-employer defined benefit pension plan (the “plan”) covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company’s total employees. The Company’s collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on October 31, 2007 and is currently under renegotiation.

The plan provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 4, 2007
(Unaudited)

6.   Pension Plan (Continued)

provides benefits based on length of service. The Company’s funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
	(Amounts in thousands)
Service cost	$90	$99	$180	$166
Interest cost	137	135	274	270
Expected return on plan assets	(179)	(179)	(358)	(359)
Net periodic benefit cost	$48	$55	$96	$77

7.   Income Taxes

The effective tax rates for the three months ended August 4, 2007 and July 29, 2006 were 40.2% and 40.4%, respectively. The effective tax rates for the six months ended August 4, 2007 and July 29, 2006 were 40.2% and 40.3%, respectively.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” In accordance with the Interpretation, the Company recognized a cumulative-effect adjustment of $2.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings. At February 4, 2007, the Company reported a total liability of $4.5 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company’s effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

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

During the six months ended August 4, 2007, the Company recorded an additional $0.2 million for the potential payment of interest related to its unrecognized tax benefits. As of August 4, 2007, the Company reported a total liability of $4.7 million for unrecognized tax benefits, interest, and penalties, of which $0.8 million is reported as a reduction to prepaid income taxes included within prepaid expenses and $3.9 million is reported in other liabilities on the condensed consolidated balance sheet.

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 4, 2007
(Unaudited)

8.   Long-Term Debt and Credit Facilities

On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Amended and Restated Loan and Security Agreement (the “Existing Agreement”), dated March 16, 2004, among Lerner New York, Inc. and Lernco, Inc., as borrowers, together with the Agent and the lenders party thereto, as amended. The Loan Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

The amendments to the Existing Agreement provide for, among other things: (i) an extension of the term of the Company’s existing $90.0 million revolving credit facility and existing $37.5 million term loan to March 17, 2012; (ii) a reduction of certain interest rates and fees under the revolver; (iii) a change in the borrowing base calculation under the Existing Agreement providing additional availability; (iv) the reduction of restrictions on, among other things, incurring indebtedness, transactions with affiliates, investments, stock repurchases, and sales of assets; and (v) the elimination of a minimum EBITDA covenant and the addition of a minimum fixed charge coverage ratio, as described further below.

The Company’s credit facilities currently consist of a $37.5 million term loan (“January 4, 2006 term loan”), of which $28.5 million was outstanding at August 4, 2007, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

As of August 4, 2007, the Company had availability under its revolving credit facility, as amended by the Loan Agreement, of $66.1 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $44.7 million, net of letters of credit outstanding of $9.7 million, as of July 29, 2006.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company’s financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year, interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

The Company’s credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company’s

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 4, 2007
(Unaudited)

8.   Long-Term Debt and Credit Facilities (Continued)

credit facilities also subject it to certain maintenance covenants until the Company’s existing term loan is paid in full, which require the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 and a leverage ratio of not greater than 2.75 to 1.00. Should the Company fully repay its existing term loan, the Company will no longer be subject to the maximum leverage ratio and will only be subject to the minimum fixed charge coverage ratio in the event that the Company’s borrowing availability under its revolving credit facility falls below $10.0 million. In addition, in the event that the Company’s borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and the Company fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the Company’s existing term loan must be prepaid down to $25.0 million, subject to certain restrictions. These ratios and the calculation of EBITDA, as defined under the Company’s Loan Agreement, are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. The Company is currently in compliance with the financial covenants referred to above.

The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company’s obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

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

New York & Company, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 4, 2007
(Unaudited)

9.   New Accounting Pronouncements (Continued)

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

10.   Subsequent Event

On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into the Loan Agreement, which amended and restated the Existing Agreement. The terms of this Loan Agreement are set forth in footnote 8, “Long-Term Debt and Credit Facilities” in these Notes to Condensed Consolidated Financial Statements.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘predict’’ and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to those discussed under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and:

•       the Company’s ability to open and operate stores successfully and the possible lack of availability of suitable store locations on acceptable terms;

•       seasonal fluctuations in the Company’s business;

•       the Company’s ability to anticipate and respond to fashion trends, develop new merchandise and launch new product lines successfully;

•       general economic conditions, consumer confidence and spending patterns;

•       the Company’s dependence on mall traffic for its sales;

•       the Company’s dependence on the success of its brand;

•       competition in the Company’s market, including promotional and pricing competition;

•       the Company’s reliance on the effective use of customer information;

•       the Company’s ability to service any debt it incurs from time to time as well as its ability to maintain the requirements that the agreements related to such debt impose upon the Company;

•       the susceptibility of the Company’s business to extreme and/or unseasonable weather conditions;

•       the Company’s ability to retain, recruit and train key personnel;

•       the Company’s reliance on third parties to manage some aspects of its business;

•       changes in the cost of raw materials, distribution services or labor, including federal and state minimum wage rates;

•       the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

•       the Company’s reliance on foreign sources of production, including the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices, potential delays in shipping and related pricing impacts and political issues and fluctuation in currency and exchange rates;

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

Overview

The Company is a leading specialty retailer of fashion-oriented, moderately-priced women’s apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores and on-line at www.nyandcompany.com. The target customers for the Company’s New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. On July 19, 2005, the Company acquired JasmineSola, a Boston-based, privately held women’s retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded retail stores. As of August 4, 2007, the Company operated 580 retail stores in 44 states, including 23 JasmineSola stores.

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

Net sales for the three months ended August 4, 2007 increased 11.2% to $294.4 million, as compared to $264.9 million for the three months ended July 29, 2006. Net sales for the six months ended August 4, 2007 increased 8.7% to $578.4 million, as compared to $532.0 million for the six months ended July 29, 2006. Comparable store sales increased 4.7% for the three months ended August 4, 2007, as compared to a comparable store sales decrease of 4.0% for the three months ended July 29, 2006. Comparable store sales increased 1.7% for the six months ended August 4, 2007, as compared to a comparable store sales decrease of 6.7% for the six months ended July 29, 2006. Net income for the three months ended August 4, 2007 decreased to $3.5 million, or $0.06 per diluted share, as compared to $6.5 million, or $0.11 per diluted share, for the three months ended July 29, 2006. Net income for the six months ended August 4, 2007 decreased to $4.3 million, or $0.07 per diluted share, as compared to $12.6 million, or $0.21 per diluted share, for the six months ended July 29, 2006. For a discussion of the more significant factors impacting these results, see “Results of Operations” below.

Capital spending for the six months ended August 4, 2007 was $35.6 million, as compared to $38.1 million for the six months ended July 29, 2006. The $35.6 million of capital spending represents $32.8 million related to the construction of new stores and the remodeling of existing stores and

$2.8 million related to non-store capital projects, which principally represent information technology enhancements. During the six months ended August 4, 2007, the Company opened 25 new stores, closed five stores and completed 14 remodels, ending the period operating 580 stores, as compared to 537 stores as of July 29, 2006. During the six months ended July 29, 2006, the Company opened 24 new stores, closed six stores and remodeled 19 stores. Total selling square footage as of August 4, 2007 was 3.357 million, as compared to 3.280 million as of July 29, 2006.

The Company’s business is impacted by economic conditions which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, wage rates, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences, competition and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact the Company’s net sales, profitability and future growth and expansion plans. As these economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company’s financial condition and results of operations. The Company’s strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable it to react to changes as they occur.

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

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 4, 2007 and July 29, 2006:

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	73.2%	71.5%	72.8%	70.9%
Gross profit	26.8%	28.5%	27.2%	29.1%
Selling, general and administrative expenses	24.7%	24.2%	25.9%	25.0%
Operating income	2.1%	4.3%	1.3%	4.1%
Interest expense, net	0.1%	0.2%	0.1%	0.2%
Income before income taxes	2.0%	4.1%	1.2%	3.9%
Provision for income taxes	0.8%	1.6%	0.5%	1.5%
Net income	1.2%	2.5%	0.7%	2.4%

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	11.2%	4.0%	8.7%	1.4%
Comparable store sales increase (decrease)	4.7%	(4.0)%	1.7%	(6.7)%
Net sales per average selling square foot(1)	$88	$81	$173	$163
Net sales per average store(2)	$512	$496	$1,015	$1,008
Average selling square footage per store(3)	5,789	6,108	5,789	6,108

(1)          Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)          Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)          Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 4, 2007		Three months ended July 29, 2006		Six months ended August 4, 2007		Six months ended July 29, 2006
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	569	3,352,471	530	3,282,333	560	3,313,437	519	3,254,465
New stores	14	58,167	10	43,317	25	110,464	24	107,629
Closed stores	(3)	(23,535)	(3)	(17,409)	(5)	(36,798)	(6)	(35,556)
Net impact of remodeled stores on selling square feet	—	(29,737)	—	(28,166)	—	(29,737)	—	(46,463)
Stores open, end of period	580	3,357,366	537	3,280,075	580	3,357,366	537	3,280,075

Three Months Ended August 4, 2007 Compared to Three Months Ended July 29, 2006

Net Sales.   Net sales for the three months ended August 4, 2007 increased 11.2% to $294.4 million, as compared to $264.9 million for the three months ended July 29, 2006. The increase is primarily driven by a 4.7% increase in comparable store sales for the three months ended August 4, 2007, as compared to a decrease of 4.0% for the three months ended July 29, 2006. Also contributing to the increase in net sales are sales from new stores not yet included in the comparable store base. In the comparable store base, average dollar sales per transaction increased by 4.1% and the number of transactions per average store increased by 0.6%, as compared to the same period last year.

Gross Profit.   Gross profit increased $3.3 million to $78.8 million, or 26.8% of net sales, for the three months ended August 4, 2007, as compared to $75.6 million, or 28.5% of net sales, for the three months ended July 29, 2006. As a percentage of net sales, gross profit decreased for the three months ended August 4, 2007, due in large part to a decrease in merchandise margin in both the New York & Company and JasmineSola brands. While apparel margins for the New York & Company brand remained stable, as compared to last year, a decrease in accessory sales and increased accessory markdowns led to a decrease in merchandise margin for the Company. In addition, buying and occupancy costs for the Company increased slightly as a percentage of net sales primarily due to increases in real estate costs related to new and remodeled stores.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $8.6 million to $72.8 million, or 24.7% of net sales, for the three months ended August 4, 2007, as compared to $64.2 million, or 24.2% of net sales, for the three months ended July 29, 2006. The increase as a percentage of net sales during the three months ended August 4, 2007, as compared to the three months ended July 29, 2006, is primarily due to higher store selling expenses resulting from an increase in wage rates and store labor support partially offset by improved leverage on corporate expenses.

Operating Income.   For the reasons discussed above, operating income decreased $5.3 million to $6.1 million, or 2.1% of net sales, for the three months ended August 4, 2007, as compared to $11.4 million, or 4.3% of net sales, for the three months ended July 29, 2006.

Interest Expense, Net.   Net interest expense decreased $0.3 million to $0.2 million for the three months ended August 4, 2007, as compared to $0.5 million for the three months ended July 29, 2006. The decrease in net interest expense for the three months ended August 4, 2007, as compared to the three months ended July 29, 2006, is primarily related to a decrease in borrowings and fluctuations in interest rates.

Provision for Income Taxes.   The effective tax rate for the three months ended August 4, 2007 was 40.2%, as compared to 40.4% for the three months ended July 29, 2006.

Net Income.   For the reasons discussed above, net income decreased $3.0 million to $3.5 million, or 1.2% of net sales, for the three months ended August 4, 2007, as compared to $6.5 million, or 2.5% of net sales, for the three months ended July 29, 2006.

Six Months Ended August 4, 2007 Compared to Six Months Ended July 29, 2006

Net Sales.   Net sales for the six months ended August 4, 2007 increased 8.7% to $578.4 million, as compared to $532.0 million for the six months ended July 29, 2006. The increase is primarily driven by an 1.7% increase in comparable store sales for the six months ended August 4, 2007, as compared to a 6.7% decrease for the six months ended July 29, 2006. Also contributing to the increase in net sales are sales from new stores not yet included in the comparable store base. In the comparable store base, average dollar sales per transaction increased by 0.3% and the number of transactions per average store increased by 1.4%, as compared to the same period last year.

Gross Profit.   Gross profit increased $2.6 million to $157.3 million, or 27.2% of net sales, for the six months ended August 4, 2007, as compared to $154.7 million, or 29.1% of net sales, for the six months ended July 29, 2006. As a percentage of net sales, gross profit decreased for the six months ended August 4, 2007, due in large part to a decrease in merchandise margin in both the New York & Company and JasmineSola brands. While apparel margins for the New York & Company brand remained stable, as compared to last year, a decrease in accessory sales and increased accessory markdowns led to a decrease in merchandise margin for the Company. Also contributing to the decrease in merchandise margin was $1.8 million of charges incurred during the first three months of fiscal year 2007 in connection with the liquidation of inventory resulting from the termination of a JasmineSola lease and the exiting of that store, coupled with an overall modification of the JasmineSola closeout strategy. In addition, buying and occupancy costs for the Company increased as a percentage of net sales primarily due to low comparable store sales and increases in real estate costs related to new and remodeled stores.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $16.9 million to $149.6 million, or 25.9% of net sales, for the six months ended August 4, 2007, as compared to $132.7 million, or 25.0% of net sales, for the six months ended July 29, 2006. The increase as a percentage of net sales during the six months ended August 4, 2007, as compared to the six months ended July 29, 2006, is primarily due to $3.3 million of expenses, primarily legal costs, incurred in connection with the completion of the arbitration proceeding related to the JasmineSola Stock Purchase Agreement in April 2007. Also contributing to the increase in selling, general and administrative expenses as a percentage of net sales, as compared to last year, was an increase in store selling expenses resulting from an increase in wage rates and store labor support.

Operating Income.   For the reasons discussed above, operating income decreased $14.3 million to $7.7 million, or 1.3% of net sales, for the six months ended August 4, 2007, as compared to $22.0 million, or 4.1% of net sales, for the six months ended July 29, 2006.

Interest Expense, Net.   Net interest expense decreased $0.5 million to $0.5 million for the six months ended August 4, 2007, as compared to $1.0 million for the six months ended July 29, 2006. The decrease in net interest expense for the six months ended August 4, 2007, as compared to the six months ended July 29, 2006, is primarily related to a decrease in borrowings and fluctuations in interest rates.

Provision for Income Taxes.   The effective tax rate for the six months ended August 4, 2007 was 40.2%, as compared to 40.3% for the six months ended July 29 2006.

Net Income.   For the reasons discussed above, net income decreased $8.3 million to $4.3 million, or 0.7% of net sales, for the six months ended August 4, 2007, as compared to $12.6 million, or 2.4% of net sales, for the six months ended July 29, 2006.

Non-GAAP Financial Measure

The Company has provided a non-GAAP financial measure to adjust net income for the three and six months ended August 4, 2007 and July 29, 2006. This information reflects, on a non-GAAP adjusted basis, the Company’s net income before interest expense, net; provision for income taxes; and depreciation and amortization (“EBITDA”). The calculation for EBITDA is provided to enhance the user’s understanding of the Company’s operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net income, as an indicator of the Company’s operating performance, and cash flows from operating activities, as a measure of the Company’s liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net Income to EBITDA

	Three months ended August 4, 2007		Three months ended July 29, 2006		Six months ended August 4, 2007		Six months ended July 29, 2006
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net income	$3,499	1.2%	$6,499	2.5%	$4,301	0.7%	$12,556	2.4%
Add back:
Interest expense, net	219	0.1%	477	0.2%	480	0.1%	967	0.2%
Provision for income taxes	2,354	0.8%	4,405	1.6%	2,892	0.5%	8,477	1.5%
Depreciation and amortization	10,065	3.4%	7,975	3.0%	19,115	3.3%	15,651	2.9%
EBITDA	$16,137	5.5%	$19,356	7.3%	$26,788	4.6%	$37,651	7.0%

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company’s information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of August 4, 2007.

The following tables contain information regarding the Company’s liquidity and capital resources:

	August 4, 2007	February 3, 2007	July 29, 2006
	(Amounts in thousands)
Cash and cash equivalents	$27,749	$68,064	$36,888
Working capital	$70,993	$69,964	$53,312

	Six months ended August 4, 2007	Six months ended July 29, 2006
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(5,015)	$11,921
Net cash used in investing activities	$(35,638)	$(38,057)
Net cash provided by financing activities	$338	$5,588

Operating Activities

Net cash used in operating activities was $5.0 million for the six months ended August 4, 2007, as compared to net cash provided by operating activities of $11.9 million for the six months ended July 29, 2006. The change in cash flow from operating activities for the six months ended August 4, 2007, as compared to the six months July 29, 2006, is primarily related to the decrease in net income, and changes in inventories, prepaid expenses, accrued expenses, income taxes payable, and deferred rent, partially offset by changes in accounts receivable, accounts payable, and other assets and liabilities.

Investing Activities

Net cash used in investing activities was $35.6 million for the six months ended August 4, 2007, as compared to $38.1 million of net cash used in investing activities for the six months ended July 29, 2006.

The $35.6 million and the $38.1 million reflect capital expenditures primarily related to the construction of new stores and the remodeling of existing stores.

The Company opened 25 new stores and completed 14 remodels in the six months ended August 4, 2007, as compared to 24 new stores and 19 remodels in the six months ended July 29, 2006. The Company currently plans to open 50 to 60 stores, close approximately 11 stores and remodel 25 to 30 stores in fiscal year 2007, ending the fiscal year with 599 to 609 stores. The Company’s future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended August 4, 2007, as compared to net cash provided by financing activities of $5.6 million for the six months ended July 29, 2006. Net cash provided by financing activities for the six months ended August 4, 2007 primarily consists of quarterly payments against the January 4, 2006 term loan totaling $3.0 million and $3.4 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company. Net cash provided by financing activities for the six months ended July 29, 2006 represents proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.4 million in fees and expenses related to the offering; quarterly payments against the January 4, 2006 term loan totaling $3.0 million; and $6.7 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company.

Long-Term Debt and Credit Facilities

On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into the Loan Agreement, which amended and restated the Existing Agreement. See footnote 8, “Long-Term Debt and Credit Facilities” in the Notes to Condensed Consolidated Financial Statements.

The amendments to the Existing Agreement provide for, among other things: (i) an extension of the term of the Company’s existing $90.0 million revolving credit facility and existing $37.5 million term loan to March 17, 2012; (ii) a reduction of certain interest rates and fees under the revolver; (iii) a change in the borrowing base calculation under the Existing Agreement providing additional availability; (iv) the reduction of restrictions on, among other things, incurring indebtedness, transactions with affiliates, investments, stock repurchases, and sales of assets; and (v) the elimination of a minimum EBITDA covenant and the addition of a minimum fixed charge coverage ratio, as described further below.

The Company’s credit facilities currently consist of a $37.5 million term loan, of which $28.5 million was outstanding at August 4, 2007, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

As of August 4, 2007, the Company had availability under its revolving credit facility, as amended by the Loan Agreement, of $66.1 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $44.7 million, net of letters of credit outstanding of $9.7 million, as of July 29, 2006.

The revolving loans under the credit facilities bear interest, at the Company’s option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company’s financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company’s financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the

Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year, interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

The Company’s credit facilities contain certain covenants, including restrictions on the Company’s ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company’s credit facilities also subject it to certain maintenance covenants until the Company’s existing term loan is paid in full, which require the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 and a leverage ratio of not greater than 2.75 to 1.00. Should the Company fully repay its existing term loan, the Company will no longer be subject to the maximum leverage ratio and will only be subject to the minimum fixed charge coverage ratio in the event that the Company’s borrowing availability under its revolving credit facility falls below $10.0 million. In addition, in the event that the Company’s borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and the Company fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the Company’s existing term loan must be prepaid down to $25.0 million, subject to certain restrictions. These ratios and the calculation of EBITDA, as defined under the Company’s Loan Agreement, are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. The Company is currently in compliance with the financial covenants referred to above.

The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company’s obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

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

Impairment of Long-Lived Assets.   The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company’s evaluation for the six months ended August 4, 2007 resulted in no material asset impairment charge.

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

The calculation of estimated fair values used in the evaluation of goodwill and other intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on management’s historical experience, knowledge, and market data. If actual experience differs materially from management’s estimates or if changes in strategic direction occur, an impairment charge may be required. Management’s estimates may be affected by factors such as those outlined in the section of this report entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SPECIAL NOTE REGARDING FORWARD-LOOKING

STATEMENTS AND RISK FACTORS. An impairment loss could have a material adverse impact on the Company’s results of operations.

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

ITEM 4.                CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.   The Company carried out an evaluation, as of August 4, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with the Company’s notice and proxy statement dated May 24, 2007, the Company held its Annual Meeting of Stockholders on June 27, 2007. Holders of 55,539,308 shares of the Company’s common stock were present in person or by proxy, representing approximately 95.7% of the Company’s 58,043,382 shares outstanding on the record date. The matters set forth below were submitted to a vote of the Company’s stockholders:

(a)    The election of eleven directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The following persons were elected as members of the Board of Directors:

Name of Nominee	Votes For	Votes Withheld
Bodil M. Arlander	42,268,706	13,270,602
Philip M. Carpenter III	47,475,785	8,063,523
Richard P. Crystal	46,382,953	9,156,355
David H. Edwab	54,973,437	565,871
John D. Howard	42,138,322	13,400,986
Louis Lipschitz	54,989,942	549,366
Edward W. Moneypenny	55,016,412	522,896
Richard L. Perkal	46,018,077	9,521,231
Arthur E. Reiner	54,887,107	652,201
Ronald W. Ristau	45,210,543	10,328,765
Pamela Grunder Sheiffer	55,015,432	523,876

(b)   The proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2008:

Votes For	Votes Against	Abstentions
55,391,865	145,784	1,659

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed with this report and made a part hereof.

10.1

Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of August 22, 2007.

10.2

Second Amended and Restated Guarantee made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., Associated Lerner Shops of America, Inc. and Lerner New York GC, LLC in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

10.3

Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

10.4

Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

10.5

Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

10.6

Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

10.7

Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

10.8

Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.

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

New York & Company, Inc.
/s/ Ronald W. Ristau
By:	Ronald W. Ristau
Its:	President and Chief Financial Officer
(Principal Financial Officer)
Dated:	September 7, 2007