Form 10-Q
period 2007-11-03
New York & Company, Inc.
filed 2007-12-13
CIK 1211351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 3, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 1-32315

NEW YORK & COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	33-1031445 (I.R.S. Employer Identification No.)
450 West 33rd Street 5th Floor New York, New York 10001 (Address of Principal Executive Offices, including Zip Code)	(212) 884-2000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 30, 2007, the registrant had 59,264,031 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended November 3, 2007	Three months ended October 28, 2006	Nine months ended November 3, 2007	Nine months ended October 28, 2006
	(Amounts in thousands, except per share amounts)
Net sales	$286,980	$270,922	$865,344	$802,917
Cost of goods sold, buying and occupancy costs	202,329	180,996	623,419	558,307

Gross profit	84,651	89,926	241,925	244,610
Selling, general and administrative expenses	76,699	73,382	226,300	206,066
Loss from impairment charges related to JasmineSola	35,249	—	35,249	—

Operating (loss) income	(27,297)	16,544	(19,624)	38,544
Interest expense, net of interest income of $223, $324, $1,183, and $873, respectively	437	471	917	1,438

(Loss) income before income taxes	(27,734)	16,073	(20,541)	37,106
(Benefit) provision for income taxes	(11,704)	6,480	(8,812)	14,957

Net (loss) income	$(16,030)	$9,593	$(11,729)	$22,149

Basic (loss) earnings per share	$(0.27)	$0.17	$(0.20)	$0.40

Diluted (loss) earnings per share	$(0.27)	$0.16	$(0.20)	$0.37

Weighted average shares outstanding:
Basic shares of common stock	58,845	56,381	58,304	55,755

Diluted shares of common stock	58,845	59,963	58,304	59,853

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	November 3, 2007	February 3, 2007	October 28, 2006
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$15,509	$68,064	$23,732
Accounts receivable	31,709	14,270	23,446
Inventories, net	172,866	110,088	150,379
Prepaid expenses	25,574	20,351	19,368
Deferred income taxes	14,167	—	—
Other current assets	3,949	2,089	3,222

Total current assets	263,774	214,862	220,147
Property and equipment, net	230,526	210,163	201,991
Goodwill	—	11,088	11,088
Intangible assets	14,843	32,053	32,053
Deferred income taxes	884	—	—
Other assets	1,513	1,633	1,814

Total assets	$511,540	$469,799	$467,093

Liabilities and stockholders' equity
Current liabilities:
Current portion, long-term debt	$6,000	$6,000	$6,000
Accounts payable	114,752	66,631	96,219
Accrued expenses	56,724	61,982	62,105
Income taxes payable	—	6,391	3,727
Deferred income taxes	3,723	3,894	3,092

Total current liabilities	181,199	144,898	171,143
Long-term debt, net of current portion	21,000	25,500	27,000
Deferred income taxes	—	2,990	3,180
Deferred rent	72,143	55,254	54,132
Other liabilities	4,377	358	691

Total liabilities	278,719	229,000	256,146
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,260, 57,538 and 56,622 shares issued and outstanding at November 3, 2007, February 3, 2007, and October 28, 2006, respectively	59	57	57
Additional paid-in capital	147,866	141,804	136,236
Retained earnings	85,102	99,144	75,123
Accumulated other comprehensive loss	(206)	(206)	(469)

Total stockholders' equity	232,821	240,799	210,947

Total liabilities and stockholders' equity	$511,540	$469,799	$467,093

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended November 3, 2007	Nine months ended October 28, 2006
	(Amounts in thousands)
Operating activities
Net (loss) income	$(11,729)	$22,149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,235	23,713
Loss from impairment charges related to JasmineSola	35,249	—
Amortization of deferred financing costs	186	207
Share-based compensation expense	1,371	1,231
Deferred income taxes	(18,212)	(1,210)
Changes in operating assets and liabilities:
Accounts receivable	(17,439)	(10,159)
Inventories, net	(62,778)	(40,723)
Prepaid expenses	(6,012)	(598)
Accounts payable	48,121	5,239
Accrued expenses	(5,249)	7,194
Income taxes payable	(6,391)	3,727
Deferred rent	16,889	19,018
Other assets and liabilities	768	(3,369)

Net cash provided by operating activities	4,009	26,419

Investing activities
Capital expenditures	(56,378)	(66,084)

Net cash used in investing activities	(56,378)	(66,084)

Financing activities
Net proceeds from public offering	—	2,294
Payment of offering costs related to public offering	—	(439)
Repayment of debt	(4,500)	(4,500)
Payment of financing costs	(243)	—
Proceeds from exercise of stock options	262	1,008
Excess tax benefit from exercise of stock options	4,431	7,598
Other	(136)	—

Net cash (used in) provided by financing activities	(186)	5,961

Net decrease in cash and cash equivalents	(52,555)	(33,704)
Cash and cash equivalents at beginning of period	68,064	57,436

Cash and cash equivalents at end of period	$15,509	$23,732

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
	(Amounts in thousands)
Balance at February 3, 2007	57,538	$57	$141,804	$99,144	$(206)	$240,799
Stock options exercised	1,708	2	260	—	—	262
Restricted stock issued	14	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	4,431	—	—	4,431
Share-based compensation expense	—	—	1,371	—	—	1,371
Cumulative effect of adoption of FIN 48	—	—	—	(2,313)	—	(2,313)
Net loss	—	—	—	(11,729)	—	(11,729)

Balance at November 3, 2007	59,260	$59	$147,866	$85,102	$(206)	$232,821

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

November 3, 2007

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of New York & Company retail stores and on-line at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of November 3, 2007, the Company operated 568 New York & Company retail stores in 44 states.

        On October 18, 2007, the Company announced its decision to close all 23 of the Company's JasmineSola™ stores by the end of the fourth quarter of fiscal year 2007. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enables the Company to focus financial and management resources on its New York & Company brand. As of November 3, 2007, the Company operated 22 JasmineSola retail stores, which reflects the closure of one store since the decision to exit the business was made.

        The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and all of its subsidiaries, including Lerner New York Holding, Inc. ("Lerner Holding"); Lerner New York, Inc.; Lernco, Inc.; Nevada Receivable Factoring, Inc. and Jasmine Company, Inc. ("JasmineSola"). On a stand alone basis, without the consolidation of its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

        The condensed consolidated financial statements as of November 3, 2007 and October 28, 2006 and for the thirteen weeks ("three months") and thirty-nine weeks ("nine months") ended November 3, 2007 and October 28, 2006 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 3, 2007 ("fiscal year 2006"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 6, 2007. The 52-week fiscal year ending February 2, 2008 is referred to herein as "fiscal year 2007." The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Public Offering of Common Stock

        On January 25, 2006, the Company completed a public offering of 8,050,000 shares of common stock, including the underwriters' over-allotment option, of which 130,000 shares were offered by the Company and 7,920,000 shares were offered by certain selling stockholders at a price to the public of

$18.50 per share. Upon consummation of the public offering on January 31, 2006, net proceeds of $2.3 million and $139.8 million were distributed to the Company and selling stockholders, respectively. The net proceeds received by the Company were used to pay the fees and expenses of the offering, as well as for general corporate purposes.

3. Earnings Per Share

        Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) earnings per share are calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended November 3, 2007	Three months ended October 28, 2006	Nine months ended November 3, 2007	Nine months ended October 28, 2006
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(16,030)	$9,593	$(11,729)	$22,149
Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	58,845	56,381	58,304	55,755

Basic (loss) earnings per share	$(0.27)	$0.17	$(0.20)	$0.40

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	58,845	56,381	58,304	55,755
Plus impact of stock options and restricted stock	—	3,582	—	4,098

Diluted shares of common stock	58,845	59,963	58,304	59,853

Diluted (loss) earnings per share	$(0.27)	$0.16	$(0.20)	$0.37

        The calculation of diluted loss per share for the three and nine months ended November 3, 2007 excludes options to purchase 3,194,397 and 3,636,389 shares of common stock, respectively, due to their antidilutive effect. The calculation of diluted earnings per share for the three and nine months ended October 28, 2006 excludes options to purchase 768,165 and 826,279 shares of common stock, respectively, due to their antidilutive effect.

4. Exit of the JasmineSola Business

        On October 18, 2007, the Company announced its decision to close all 23 of the Company's JasmineSola stores by the end of the fourth quarter of fiscal year 2007. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enables the Company to focus financial and management resources on its New York & Company brand.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") assets held for use model and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), during the three months ended November 3, 2007, the Company recorded a pre-tax, non-cash charge of $35.2 million related to the impairment of JasmineSola assets, including $17.2 million of trademarks, $11.1 million of goodwill and $6.9 million of property and equipment. The non-cash charge is reported in loss from impairment charges related to JasmineSola on the condensed consolidated statements of operations included herein. In addition, the Company recorded charges of $0.4 million for severance payments and $0.2 million for facilities-related costs during the three months ended November 3, 2007, which are reported in selling, general and administrative expenses and cost of goods sold, buying and occupancy costs, respectively, on the condensed consolidated statements of operations included herein. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," ("SFAS No. 146"), during the fourth quarter of fiscal year 2007, the Company anticipates recording a charge of approximately $1.0 million for severance payments and charges currently estimated to be in the range of $6.0 million to $9.0 million for facilities-related and other associated costs that have not been incurred as of November 3, 2007. Upon the completion of the exit strategy in the fourth quarter, the Company's consolidated financial statements will reflect JasmineSola operations as discontinued operations for all periods presented in accordance with SFAS No. 144. The amounts of the estimated fourth quarter charges and the related cash effect are preliminary and are subject to changes, depending upon, among other factors, the potential conversion of stores to the New York & Company concept, the outcome of negotiations with third parties and the degree of success experienced in connection with the inventory liquidation sales.

5. Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R retains certain of the requirements of the original SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company adopted SFAS No. 123-R in December 2004, utilizing the modified prospective method. Prior to the Company's adoption of SFAS No. 123-R, the Company followed SFAS No. 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS No. 123-R did not have a material impact on the Company's consolidated financial statements.

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

        The Company recorded share-based compensation expense in the amount of $0.4 million for both the three months ended November 3, 2007 and the three months ended October 28, 2006, and $1.4 million and $1.2 million for the nine months ended November 3, 2007 and October 28, 2006, respectively. During the nine months ended November 3, 2007, the Company issued 14,000 shares of restricted stock to certain members of its board of directors and 1,707,841 shares of common stock were issued upon exercise of stock options.

6. Pension Plan

        The Company sponsors a single-employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company's total employees. The Company's collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on August 31, 2008.

        The plan currently provides retirement benefits for union employees who have attained the age of 18 and completed 425 hours of service in the twelve-month period following the date of employment. The plan provides benefits based on length of service.

        The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended November 3, 2007	Three months ended October 28, 2006	Nine months ended November 3, 2007	Nine months ended October 28, 2006
	(Amounts in thousands)
Service cost	$90	$83	$270	$249
Interest cost	137	135	411	405
Expected return on plan assets	(178)	(180)	(536)	(539)

Net periodic benefit cost	$49	$38	$145	$115

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." In accordance with this Interpretation, the Company recognized a cumulative-effect adjustment of $2.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings. At November 3, 2007 and February 4, 2007, the Company reported a total liability of $4.1 million and $4.5 million, respectively, for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. At November 3, 2007, $0.5 million of the $4.1 million of unrecognized tax benefits is reported as a reduction of prepaid income taxes included within prepaid expenses and the remaining $3.6 million of unrecognized tax benefits is reported in other liabilities on the condensed consolidated balance sheet. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At November 3, 2007 and February 4, 2007, the Company had accrued $1.7 million and $2.1 million, respectively, for the potential payment of interest and penalties.

        During the three months ended November 3, 2007, the Company settled U.S. federal income tax examinations for the tax years 2003 through 2005. The Company is subject to a U.S. federal income tax examination for the 2006 tax year only. The Company is subject to state and local income tax examinations for the tax years 2003 through 2006.

        The effective tax rates for the three months ended November 3, 2007 and October 28, 2006 were 42.2% and 40.3%, respectively. The effective tax rates for the nine months ended November 3, 2007 and October 28, 2006 were 42.9% and 40.3%, respectively. The change in the effective tax rate for the three and nine months ended November 3, 2007, as compared to last year, is primarily due to the recognition of $0.6 million of tax benefits during the current quarter related to the settlement of U.S. federal income taxes for the tax years 2003 through 2005, combined with the income tax benefit associated with the operating loss reported for the current quarter and year-to-date periods.

8. Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement further amended and restated the Amended and Restated Loan and Security Agreement (the "Existing Agreement"), dated March 16, 2004, among Lerner New York, Inc. and Lernco, Inc., as borrowers, together with the Agent and the lenders party thereto, as amended. The exiting of the JasmineSola business will not impact the terms of the Loan Agreement.

        The amendments to the Existing Agreement provide for, among other matters: (i) an extension of the term of the Company's existing $90.0 million revolving credit facility and existing $37.5 million term loan to March 17, 2012; (ii) a reduction of certain interest rates and fees under the revolver; (iii) a change in the borrowing base calculation under the Existing Agreement providing additional availability; (iv) the reduction of restrictions on, among other matters, incurring indebtedness, transactions with affiliates, investments, stock repurchases, and sales of assets; and (v) the elimination of a minimum EBITDA covenant and the addition of a minimum fixed charge coverage ratio, as described further below.

        The Company's credit facilities currently consist of a $37.5 million term loan ("January 4, 2006 term loan"), of which $27.0 million was outstanding at November 3, 2007, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of November 3, 2007, the Company had availability under its revolving credit facility, as amended by the Loan Agreement, of $75.3 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $73.3 million, net of letters of credit outstanding of $9.5 million, as of October 28, 2006.

        The revolving loans under the credit facilities bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company's financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company's financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year, interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to certain maintenance covenants until the Company's existing term loan is paid in full, which require the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 and a leverage ratio of not greater than 2.75 to 1.00. Should the Company fully repay its existing term loan, the Company will no longer be subject to the maximum leverage ratio and will only be subject to the minimum fixed charge coverage ratio in the event that the Company's borrowing availability under its revolving credit facility falls below $10.0 million. In addition, in the event that the Company's borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and the Company fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the Company's existing term loan must be prepaid down to $25.0 million, subject to certain restrictions. These ratios and the calculation of EBITDA, as defined under the Company's Loan Agreement, are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. The Company is currently in compliance with the financial covenants referred to above.

        The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

9. New Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertain tax positions recognized in a company's financial statements in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of this Interpretation on February 4, 2007, as described further in footnote 7, "Income Taxes" in these Notes to Condensed Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this Statement at February 3, 2007 did not have an impact on the Company's financial position and results of operations. The Company does not anticipate that the adoption of the measurement date provisions of this Statement will have a material impact on its financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and:

  •
  the Company's ability to open and operate stores successfully and the possible lack of availability of suitable store locations on acceptable terms;

  •
  seasonal fluctuations in the Company's business;

  •
  the Company's ability to anticipate and respond to fashion trends, develop new merchandise and launch new product lines successfully;

  •
  general economic conditions, consumer confidence and spending patterns;

  •
  the Company's dependence on mall traffic for its sales;

  •
  the Company's dependence on the success of its brand;

  •
  competition in the Company's market, including promotional and pricing competition;

  •
  the Company's reliance on the effective use of customer information;

  •
  the Company's ability to service any debt it incurs from time to time as well as its ability to maintain the requirements that the agreements related to such debt impose upon the Company;

  •
  the susceptibility of the Company's business to extreme and/or unseasonable weather conditions;

  •
  the Company's ability to retain, recruit and train key personnel;

  •
  the Company's reliance on third parties to manage some aspects of its business;

  •
  changes in the cost of raw materials, distribution services or labor, including federal and state minimum wage rates;

  •
  the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

  •
  the Company's reliance on foreign sources of production, including the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices, potential delays in shipping and related pricing impacts and political issues and fluctuation in currency and exchange rates;

  •
  the potential impact of natural disasters and health concerns relating to outbreaks of widespread diseases, particularly on manufacturing operations of the Company's vendors;

  •
  the ability of the Company's manufacturers to manufacture and deliver products in a timely manner while meeting its quality standards;

  •
  the Company's ability to efficiently execute its exit strategy related to the JasmineSola business;

  •
  the Company's reliance on manufacturers to maintain ethical business practices;

  •
  the Company's ability to protect its trademarks and other intellectual property rights;

  •
  the Company's ability to maintain, and its reliance on, its information systems infrastructure;

  •
  the effects of government regulation;

  •
  the control of the Company by its sponsors; and

  •
  risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 6, 2007.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

Overview

        The Company is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores and on-line at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of November 3, 2007, the Company operated 568 New York & Company retail stores in 44 states.

        On October 18, 2007, the Company announced its decision to close all 23 of the Company's JasmineSola stores by the end of the fourth quarter of fiscal year 2007. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enables the Company to focus financial and management resources on its New York & Company brand. As of November 3, 2007, the Company operated 22 JasmineSola retail stores, which reflects the closure of one store since the decision to exit the business was made.

        In accordance with SFAS No. 144 assets held for use model and SFAS No. 142, during the third quarter ended November 3, 2007, the Company recorded a pre-tax, non-cash charge of $35.2 million related to the impairment of JasmineSola assets, including $17.2 million for trademarks, $11.1 million for goodwill, and $6.9 million for property and equipment, and charges of $0.4 million for severance payments and $0.2 million for facilities-related costs. In accordance with SFAS No. 146, during the fourth quarter of fiscal year 2007, the Company anticipates recording a charge of approximately $1.0 million for severance payments and charges currently estimated to be in the range of $6.0 million to $9.0 million for facilities-related and other associated costs that have not been incurred as of November 3, 2007. Upon the completion of the exit strategy in the fourth quarter, the Company's consolidated financial statements will reflect JasmineSola operations as discontinued operations for all periods presented in accordance with SFAS No. 144. The amounts of the estimated fourth quarter charges and the related cash effect are preliminary and are subject to changes, depending upon, among other factors, the potential conversion of stores to the New York & Company concept, the outcome of negotiations with third parties and the degree of success experienced in connection with the inventory liquidation sales.

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during the fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period.

        Net sales for the three months ended November 3, 2007 increased 5.9% to $287.0 million, as compared to $270.9 million for the three months ended October 28, 2006. Net sales for the nine months ended November 3, 2007 increased 7.8% to $865.3 million, as compared to $802.9 million for the nine months ended October 28, 2006. Comparable store sales for the New York & Company brand decreased 4.8% for the three months ended November 3, 2007, as compared to a comparable store sales increase of 0.6% for the three months ended October 28, 2006. For the nine months ended November 3, 2007, comparable store sales for the New York & Company brand decreased 0.3%, as compared to a comparable store sales decrease of 4.4% for the nine months ended October 28, 2006. Net loss for the three months ended November 3, 2007 was $16.0 million, or $0.27 per diluted share, as compared to net income of $9.6 million, or $0.16 per diluted share, for the three months ended October 28, 2006. For the nine months ended November 3, 2007, net loss was $11.7 million, or $0.20 per diluted share, as compared to net income of $22.1 million, or $0.37 per diluted share, for the nine months ended October 28, 2006. For a discussion of the more significant factors impacting these consolidated results, see "Results of Operations" below and for the separate operating results of the New York & Company brand and the JasmineSola brand, see "Supplemental Financial Information" below.

        Capital spending for the nine months ended November 3, 2007 was $56.4 million, as compared to $66.1 million for the nine months ended October 28, 2006. The $56.4 million of capital spending represents $51.6 million related to the construction of new stores and the remodeling of existing stores and $4.8 million related to non-store capital projects, which principally represent information technology enhancements. For the New York & Company Brand during the nine months ended November 3, 2007, the Company opened 37 new stores, closed five stores and completed 23 remodels, ending the period operating 568 New York & Company stores with 3.318 million selling square feet.

        The Company's business is impacted by economic conditions which affect the level of consumer spending on the merchandise the Company offers. These economic factors include interest rates, economic growth, wage rates, unemployment levels, energy prices, consumer confidence and consumer spending, among others. Consumer preferences, competition and economic conditions may change from time to time in the markets in which the Company operates and may negatively impact the Company's net sales, profitability and future growth and expansion plans. As these economic conditions change, there can be no assurance that future trends and fluctuations in economic factors will not have a material adverse effect on the Company's financial condition and results of operations. The Company's strategy is to focus on its customers, current fashion trends, merchandise testing, value pricing and responsive inventory management to enable it to react to changes as they occur.

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores and the Company's E-commerce store. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store's original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales from the sale of merchandise through the Company's E-commerce store are recognized when the merchandise is shipped to the customer. A reserve is provided for projected merchandise returns based on prior experience.

        The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records such amounts as revenues as gift cards are redeemed. The Company's estimate of gift card breakage is based on analysis of historical redemption patterns as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended November 3, 2007 and October 28, 2006:

	Three months ended November 3, 2007	Three months ended October 28, 2006	Nine months ended November 3, 2007	Nine months ended October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.5%	66.8%	72.0%	69.5%

Gross profit	29.5%	33.2%	28.0%	30.5%
Selling, general and administrative expenses	26.7%	27.1%	26.2%	25.7%
Loss from impairment charges related to JasmineSola	12.3%	—%	4.1%	—%

Operating (loss) income	(9.5)%	6.1%	(2.3)%	4.8%
Interest expense, net	0.2%	0.2%	0.1%	0.2%

(Loss) income before income taxes	(9.7)%	5.9%	(2.4)%	4.6%
(Benefit) provision for income taxes	(4.1)%	2.4%	(1.0)%	1.8%

Net (loss) income	(5.6)%	3.5%	(1.4)%	2.8%

	Three months ended November 3, 2007	Three months ended October 28, 2006	Nine months ended November 3, 2007	Nine months ended October 28, 2006
	(Dollars in thousands, except square foot data)
Selected operating data:
Total net sales growth	5.9%	6.5%	7.8%	3.1%
Comparable store sales (decrease) increase(1)	(4.8)%	0.6%	(0.3)%	(4.4)%
Net sales per average selling square foot(2)	$85	$82	$258	$243
Net sales per average store(3)	$491	$493	$1,505	$1,487
Average selling square footage per store(4)	5,734	5,995	5,734	5,995

(1)
Represents comparable store sales for the New York & Company brand only.

(2)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(3)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(4)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet for both the New York & Company and JasmineSola brands:

	Three months ended November 3, 2007		Three months ended October 28, 2006		Nine months ended November 3, 2007		Nine months ended October 28, 2006
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	580	3,357,366	537	3,280,075	560	3,313,437	519	3,254,465
New stores	12	52,063	26	113,383	37	162,527	50	221,012
Closed stores	(2)	(11,582)	(3)	(23,085)	(7)	(48,380)	(9)	(58,641)
Net impact of remodeled stores on selling square feet	—	(14,752)	—	(13,111)	—	(44,489)	—	(59,574)

Stores open, end of period(1)	590	3,383,095	560	3,357,262	590	3,383,095	560	3,357,262

(1)
Stores open at November 3, 2007 includes 22 JasmineSola stores with 65,243 selling square feet.

        The following table includes store count and selling square feet for the New York & Company brand only:

	Three months ended November 3, 2007		Three months ended October 28, 2006		Nine months ended November 3, 2007		Nine months ended October 28, 2006
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	557	3,289,341	520	3,228,337	536	3,236,540	503	3,207,627
New stores	12	52,063	20	91,846	37	162,527	42	193,922
Closed stores	(1)	(8,800)	(3)	(23,085)	(5)	(36,823)	(8)	(57,988)
Net impact of remodeled stores on selling square feet	—	(14,752)	—	(13,111)	—	(44,392)	—	(59,574)

Stores open, end of period	568	3,317,852	537	3,283,987	568	3,317,852	537	3,283,987

Three Months Ended November 3, 2007 Compared to Three Months Ended October 28, 2006

        Net Sales.    Net sales for the three months ended November 3, 2007 increased 5.9% to $287.0 million, as compared to $270.9 million for the three months ended October 28, 2006. The increase is primarily driven by net sales from new store openings not yet included in comparable store sales, as well as the Company's E-commerce store launched in November 2006. Comparable store sales for the New York & Company brand decreased 4.8% for the three months ended November 3, 2007, compared to an increase of 0.6% for the three months ended October 28, 2006. In the comparable store base for the New York & Company brand, average dollar sales per transaction decreased by 4.5% and the number of transactions per average store were essentially even with the same period last year.

        Gross Profit.    Gross profit decreased $5.3 million to $84.7 million, or 29.5% of net sales, for the three months ended November 3, 2007, as compared to $89.9 million, or 33.2% of net sales, for the three months ended October 28, 2006. As a percentage of net sales, gross profit decreased for the three months ended November 3, 2007, primarily due to an increase in promotional inventory clearance activity. In addition, buying and occupancy costs increased as a percentage of net sales, which was largely due to a lack of leverage resulting from the decrease in comparable store sales and increases in real estate costs related to new and remodeled stores.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $3.3 million to $76.7 million, or 26.7% of net sales, for the three months ended November 3, 2007, as compared to $73.4 million, or 27.1% of net sales, for the three months ended October 28, 2006. The decrease as a percentage of net sales during the three months ended November 3, 2007, as compared to the three months ended October 28, 2006, is primarily the result of cost savings initiatives instituted throughout the current fiscal year.

        Loss from Impairment Charges Related to JasmineSola.    In connection with the decision to exit the JasmineSola business, the Company recorded a $35.2 million pre-tax, non-cash charge in October 2007 related to the impairment of JasmineSola assets, including goodwill, trademarks and property and equipment. No such charges were incurred during the three months ended October 28, 2006.

        Operating (Loss) Income.    For the reasons discussed above, the operating loss for the three months ended November 3, 2007 was $27.3 million, or 9.5% of net sales, as compared to operating income of $16.5 million, or 6.1% of net sales, for the three months ended October 28, 2006.

        Interest Expense, Net.    Net interest expense was $0.4 million for the three months ended November 3, 2007, as compared to $0.5 million for the three months ended October 28, 2006. The decrease in net interest expense for the three months ended November 3, 2007, as compared to the three months ended October 28, 2006, is primarily related to a decrease in borrowings and fluctuations in interest rates.

        (Benefit) Provision for Income Taxes.    The effective tax rate for the three months ended November 3, 2007 was 42.2%, as compared to 40.3% for the three months ended October 28, 2006. The change in the effective tax rate for the three months ended November 3, 2007, as compared to the three months ended October 28, 2006, is primarily due to the recognition of $0.6 million of tax benefits during the current quarter related to the settlement of U.S. federal income taxes for the tax years 2003 through 2005, combined with the income tax benefit associated with the operating loss reported for the current quarter.

        Net (Loss) Income.    For the reasons discussed above, the net loss for the three months ended November 3, 2007 was $16.0 million, or 5.6% of net sales, as compared to net income of $9.6 million, or 3.5% of net sales, for the three months ended October 28, 2006.

Nine Months Ended November 3, 2007 Compared to Nine Months Ended October 28, 2006

        Net Sales.    Net sales for the nine months ended November 3, 2007 increased 7.8% to $865.3 million, as compared to $802.9 million for the nine months ended October 28, 2006. The increase is primarily driven by net sales from new store openings not yet included in comparable store sales, as well as the Company's E-commerce store launched in November 2006. Comparable store sales for the New York & Company brand decreased 0.3% for the nine months ended November 3, 2007, compared to a decrease of 4.4% for the nine months ended October 28, 2006. In the comparable store base, average dollar sales per transaction decreased by 1.4% and the number of transactions per average store increased by 1.1%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $2.7 million to $241.9 million, or 28.0% of net sales, for the nine months ended November 3, 2007, as compared to $244.6 million, or 30.5% of net sales, for the nine months ended October 28, 2006. The decrease in gross profit as a percentage of net sales for the nine months ended November 3, 2007, as compared to the nine months ended October 28, 2006, is primarily attributable to an increase in promotional inventory clearance activity. Also contributing to the decrease in gross profit was $1.8 million of charges incurred during the first three months of fiscal year 2007 in connection with the liquidation of inventory resulting from the termination of a JasmineSola lease and the exiting of that store, coupled with an overall modification of the JasmineSola inventory liquidation strategy. In addition, buying and occupancy costs increased as a percentage of net sales primarily due to increases in real estate costs related to new and remodeled stores.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $20.2 million to $226.3 million, or 26.2% of net sales, for the nine months ended November 3, 2007, as compared to $206.1 million, or 25.7% of net sales, for the nine months ended October 28, 2006. The increase as a percentage of net sales during the nine months ended November 3, 2007, as compared to the nine months ended October 28, 2006, is primarily due to $3.3 million of expenses, primarily legal costs, incurred in connection with the completion of the arbitration proceeding related to the JasmineSola Stock Purchase Agreement in April 2007. Excluding these JasmineSola related expenses, selling, general and administrative expenses remained stable as a percentage of net sales, compared to last year.

        Loss from Impairment Charges Related to JasmineSola.    In connection with the decision to exit the JasmineSola business, the Company recorded a $35.2 million pre-tax, non-cash charge in October 2007 related to the impairment of JasmineSola assets, including goodwill, trademarks and property and equipment. No such charges were incurred during the nine months ended October 28, 2006.

        Operating (Loss) Income.    For the reasons discussed above, the operating loss for the nine months ended November 3, 2007 was $19.6 million, or 2.3% of net sales, as compared to operating income of $38.5 million, or 4.8% of net sales, for the nine months ended October 28, 2006.

        Interest Expense, Net.    Net interest expense decreased $0.5 million to $0.9 million for the nine months ended November 3, 2007, as compared to $1.4 million for the nine months ended October 28, 2006. The decrease in net interest expense for the nine months ended November 3, 2007, as compared to the nine months ended October 28, 2006, is primarily related to a decrease in borrowings and fluctuations in interest rates.

        (Benefit) Provision for Income Taxes.    The effective tax rate for the nine months ended November 3, 2007 was 42.9%, as compared to 40.3% for the nine months ended October 28, 2006. The change in the effective tax rate for the nine months ended November 3, 2007, as compared to the nine months ended October 28, 2006, is primarily due to the recognition of $0.6 million of tax benefits during the current quarter related to the settlement of U.S. federal income taxes for the tax years 2003 through 2005, combined with the income tax benefit associated with the operating loss reported for the current year-to-date period.

        Net (Loss) Income.    For the reasons discussed above, the net loss for the nine months ended November 3, 2007 was $11.7 million, or 1.4% of net sales, as compared to net income of $22.1 million, or 2.8% of net sales, for the nine months ended October 28, 2006.

Supplemental Financial Information

        The following tables present the Company's condensed consolidating statements of operations, in dollars and as a percentage of net sales, for the three months ended November 3, 2007 and October 28, 2006:

	Three Months Ended November 3, 2007			Three Months Ended October 28, 2006
	New York & Company	JasmineSola	Consolidated Company	New York & Company	JasmineSola	Consolidated Company
	(Amounts in thousands, except per share amounts)			(Amounts in thousands, except per share amounts)
Net sales	$276,379	$10,601	$286,980	$260,007	$10,915	$270,922
Cost of goods sold, buying and occupancy costs	194,263	8,066	202,329	172,356	8,640	180,996

Gross profit	82,116	2,535	84,651	87,651	2,275	89,926
Selling, general and administrative expenses	73,758	2,941	76,699	70,254	3,128	73,382
Loss from impairment charges related to JasmineSola	—	35,249	35,249	—	—	—

Operating income (loss)	8,358	(35,655)	(27,297)	17,397	(853)	16,544
Interest expense, net of interest income	437	—	437	471	—	471

Income (loss) before income taxes	7,921	(35,655)	(27,734)	16,926	(853)	16,073
Provision (benefit) for income taxes	2,630	(14,334)	(11,704)	6,822	(342)	6,480

Net income (loss)	$5,291	$(21,321)	$(16,030)	$10,104	$(511)	$9,593

Basic (loss) earnings per share			$(0.27)			$0.17

Diluted (loss) earnings per share			$(0.27)			$0.16

Weighted average shares outstanding:
Basic shares of common stock			58,845			56,381

Diluted shares of common stock			58,845			59,963

	Three Months Ended November 3, 2007			Three Months Ended October 28, 2006
	New York & Company	JasmineSola	Consolidated Company	New York & Company	JasmineSola	Consolidated Company
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.3%	76.1%	70.5%	66.3%	79.2%	66.8%

Gross profit	29.7%	23.9%	29.5%	33.7%	20.8%	33.2%
Selling, general and administrative expenses	26.7%	27.7%	26.7%	27.0%	28.6%	27.1%
Loss from impairment charges related to JasmineSola	—%	332.5%	12.3%	—%	—%	—%

Operating income (loss)	3.0%	(336.3)%	(9.5)%	6.7%	(7.8)%	6.1%
Interest expense, net of interest income	0.2%	—%	0.2%	0.2%	—%	0.2%

Income (loss) before income taxes	2.8%	(336.3)%	(9.7)%	6.5%	(7.8)%	5.9%
Provision (benefit) for income taxes	0.9%	(135.2)%	(4.1)%	2.6%	(3.1)%	2.4%

Net income (loss)	1.9%	(201.1)%	(5.6)%	3.9%	(4.7)%	3.5%

        The following tables present the Company's condensed consolidating statements of operations, in dollars and as a percentage of net sales, for the nine months ended November 3, 2007 and October 28, 2006:

	Nine Months Ended November 3, 2007			Nine Months Ended October 28, 2006
	New York & Company	JasmineSola	Consolidated Company	New York & Company	JasmineSola	Consolidated Company
	(Amounts in thousands, except per share amounts)			(Amounts in thousands, except per share amounts)
Net sales	$835,531	$29,813	$865,344	$776,015	$26,902	$802,917
Cost of goods sold, buying and occupancy costs	595,281	28,138	623,419	537,004	21,303	558,307

Gross profit	240,250	1,675	241,925	239,011	5,599	244,610
Selling, general and administrative expenses	214,334	11,966	226,300	198,343	7,723	206,066
Loss from impairment charges related to JasmineSola	—	35,249	35,249	—	—	—

Operating income (loss)	25,916	(45,540)	(19,624)	40,668	(2,124)	38,544
Interest expense, net of interest income	917	—	917	1,437	1	1,438

Income (loss) before income taxes	24,999	(45,540)	(20,541)	39,231	(2,125)	37,106
Provision (benefit) for income taxes	9,495	(18,307)	(8,812)	15,811	(854)	14,957

Net income (loss)	$15,504	$(27,233)	$(11,729)	$23,420	$(1,271)	$22,149

Basic (loss) earnings per share			$(0.20)			$0.40

Diluted (loss) earnings per share			$(0.20)			$0.37

Weighted average shares outstanding:
Basic shares of common stock			58,304			55,755

Diluted shares of common stock			58,304			59,853

	Nine Months Ended November 3, 2007			Nine Months Ended October 28, 2006
	New York & Company	JasmineSola	Consolidated Company	New York & Company	JasmineSola	Consolidated Company
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.2%	94.4%	72.0%	69.2%	79.2%	69.5%

Gross profit	28.8%	5.6%	28.0%	30.8%	20.8%	30.5%
Selling, general and administrative expenses	25.7%	40.2%	26.2%	25.6%	28.7%	25.7%
Loss from impairment charges related to JasmineSola	—%	118.2%	4.1%	—%	—%	—%

Operating income (loss)	3.1%	(152.8)%	(2.3)%	5.2%	(7.9)%	4.8%
Interest expense, net of interest income	0.1%	—%	0.1%	0.2%	—%	0.2%

Income (loss) before income taxes	3.0%	(152.8)%	(2.4)%	5.0%	(7.9)%	4.6%
Provision (benefit) for income taxes	1.1%	(61.5)%	(1.0)%	2.0%	(3.2)%	1.8%

Net income (loss)	1.9%	(91.3)%	(1.4)%	3.0%	(4.7)%	2.8%

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust net (loss) income for the three and nine months ended November 3, 2007 and October 28, 2006. This information reflects, on a non-GAAP adjusted basis, the Company's net (loss) income before interest expense, net; (benefit) provision for income taxes; and depreciation and amortization, including the loss from impairment charges related to JasmineSola ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, net (loss) income, as an indicator of the Company's operating performance, and cash flows from operating activities, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Net (Loss) Income to EBITDA

	Three months ended November 3, 2007		Three months ended October 28, 2006		Nine months ended November 3, 2007		Nine months ended October 28, 2006
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Net (loss) income	$(16,030)	(5.6)%	$9,593	3.5%	$(11,729)	(1.4)%	$22,149	2.8%
Add back:
Interest expense, net	437	0.2%	471	0.2%	917	0.1%	1,438	0.2%
(Benefit) provision for income taxes	(11,704)	(4.1)%	6,480	2.4%	(8,812)	(1.0)%	14,957	1.8%
Depreciation and amortization	10,120	3.5%	8,062	3.0%	29,235	3.4%	23,713	3.0%
Loss from impairment charges related to JasmineSola	35,249	12.3%	—	—%	35,249	4.1%	—	—%

EBITDA	$18,072	6.3%	$24,606	9.1%	$44,860	5.2%	$62,257	7.8%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information systems infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of November 3, 2007.

        The following tables contain information regarding the Company's liquidity and capital resources:

	November 3, 2007	February 3, 2007	October 28, 2006
	(Amounts in thousands)
Cash and cash equivalents	$15,509	$68,064	$23,732
Working capital	$82,575	$69,964	$49,004
	Nine months ended November 3, 2007	Nine months ended October 28, 2006
	(Amounts in thousands)
Net cash provided by operating activities	$4,009	$26,419
Net cash used in investing activities	$(56,378)	$(66,084)
Net cash (used in) provided by financing activities	$(186)	$5,961

Operating Activities

        Net cash provided by operating activities was $4.0 million for the nine months ended November 3, 2007, as compared to net cash provided by operating activities of $26.4 million for the nine months ended October 28, 2006. The decrease in cash flow from operating activities for the nine months ended November 3, 2007, as compared to the nine months ended October 28, 2006, is primarily related to the decrease in net income, combined with changes in accounts receivable, inventories, prepaid expenses, accrued expenses, income taxes payable, and deferred rent, partially offset by changes in accounts payable and other assets and liabilities.

Investing Activities

        Net cash used in investing activities was $56.4 million for the nine months ended November 3, 2007, as compared to $66.1 million of net cash used in investing activities for the nine months ended October 28, 2006. These amounts primarily reflect capital expenditures related to the construction of new stores and the remodeling of existing stores.

        The Company opened 37 new stores and completed 24 remodels in the nine months ended November 3, 2007, as compared to 50 new stores and 31 remodels in the nine months ended October 28, 2006. For the New York & Company brand, the Company currently plans to open approximately 53 stores, close 10 stores and remodel approximately 24 stores in fiscal year 2007, ending the fiscal year with 579 New York & Company stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash used in financing activities was $0.2 million for the nine months ended November 3, 2007, as compared to net cash provided by financing activities of $6.0 million for the nine months ended October 28, 2006. Net cash used in financing activities for the nine months ended November 3, 2007 primarily consists of quarterly payments against the January 4, 2006 term loan totaling $4.5 million offset by proceeds of $4.7 million from the exercise of stock options and the related excess tax benefit to the Company. Net cash provided by financing activities for the nine months ended October 28, 2006 represents proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.4 million in fees and expenses related to the offering; quarterly payments against the January 4, 2006 term loan totaling $4.5 million; and proceeds of $8.6 million from the exercise of stock options and the related excess tax benefit to the Company.

Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into the Loan Agreement, which further amended and restated the Existing Agreement. See footnote 8, "Long-Term Debt and Credit Facilities" in the Notes to Condensed Consolidated Financial Statements. The exiting of the JasmineSola business will not impact the terms of the Loan Agreement.

        The amendments to the Existing Agreement provide for, among other matters: (i) an extension of the term of the Company's existing $90.0 million revolving credit facility and existing $37.5 million term loan to March 17, 2012; (ii) a reduction of certain interest rates and fees under the revolver; (iii) a change in the borrowing base calculation under the Existing Agreement providing additional availability; (iv) the reduction of restrictions on, among other matters, incurring indebtedness, transactions with affiliates, investments, stock repurchases, and sales of assets; and (v) the elimination of a minimum EBITDA covenant and the addition of a minimum fixed charge coverage ratio, as described further below.

        The Company's credit facilities currently consist of a $37.5 million term loan, of which $27.0 million was outstanding at November 3, 2007, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of November 3, 2007, the Company had availability under its revolving credit facility, as amended by the Loan Agreement, of $75.3 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $73.3 million, net of letters of credit outstanding of $9.5 million, as of October 28, 2006.

        The revolving loans under the credit facilities bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company's financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company's financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year, interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to certain maintenance covenants until the Company's existing term loan is paid in full, which require the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 and a leverage ratio of not greater than 2.75 to 1.00. Should the Company fully repay its existing term loan, the Company will no longer be subject to the maximum leverage ratio and will only be subject to the minimum fixed charge coverage ratio in the event that the Company's borrowing availability under its revolving credit facility falls below $10.0 million. In addition, in the event that the Company's borrowing availability under its revolving credit facility, plus cash on-hand, falls below $50.0 million and the Company fails to maintain a minimum trailing twelve-month EBITDA, then the outstanding principal amount of the Company's existing term loan must be prepaid down to $25.0 million, subject to certain restrictions. These ratios and the calculation of EBITDA, as defined under the Company's Loan Agreement, are not necessarily comparable to other similarly titled ratios and measurements of other companies due to inconsistencies in the method of calculation. The Company is currently in compliance with the financial covenants referred to above.

        The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company's consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, goodwill and other intangible assets. Management bases its estimate and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

        Inventory Valuation.    Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold, buying and occupancy costs for all inventory on-hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management's operating projections.

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. In connection with the decision to exit the JasmineSola business, during the three months ended November 3, 2007, the Company recorded a pre-tax, non-cash impairment charge of approximately $6.9 million related to JasmineSola property and equipment.

        Goodwill and Other Intangible Assets.    SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks, the JasmineSola trademarks and historically the goodwill associated with the acquisition of JasmineSola on July 19, 2005. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In connection with the decision to exit the JasmineSola business, during the three months ended November 3, 2007, the Company recorded pre-tax, non-cash impairment charges of $28.3 million related to the JasmineSola trademarks and goodwill.

        The Company tests for impairment of goodwill and other intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired, by comparing the fair value with the carrying amount for each individual asset. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including the goodwill assigned to the reporting unit. The estimate of fair value of a reporting unit is determined using a discounted cash flow model. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The estimates of fair value of intangible assets not subject to amortization, specifically trademarks, are determined using the "relief from royalty method." If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The calculation of estimated fair values used in the evaluation of goodwill and other intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on management's historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in the section of this report entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. An impairment loss could have a material adverse impact on the Company's results of operations.

        Income Taxes.    Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. Deferred tax assets are believed to be fully realizable as management expects future taxable income will be sufficient to recover the asset values and, as such, no related valuation allowance has been provided for. The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" on February 4, 2007, as described further in footnote 7, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Adoption of New Accounting Standards

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertain tax positions recognized in a company's financial statements in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of this Interpretation on February 4, 2007, as described further in footnote 7, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this Statement at February 3, 2007 did not have an impact on the Company's financial position and results of operations. The Company does not anticipate that the adoption of the measurement date provisions of this Statement will have a material impact on its financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by approximately $0.3 million annually. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of November 3, 2007, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control over financial reporting.    There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the Company's last fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 6, 2007.

ITEM 1A.    RISK FACTORS

        The Company's ability to efficiently execute its exit strategy with respect to JasmineSola, may affect the Company's financial condition and results of operations.

        The process of exiting the JasmineSola business may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Therefore, difficulties that the Company may encounter in exiting the JasmineSola business could have a material adverse effect on the Company's financial condition and results of operations.

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

New York & Company, Inc.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	President and Chief Financial Officer (Principal Financial Officer)
Dated:	December 13, 2007

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
New York & Company, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
New York & Company, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
New York & Company, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
New York & Company, Inc. and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
New York & Company, Inc. Notes to Condensed Consolidated Financial Statements November 3, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
Supplemental Financial Information
Reconciliation of Net (Loss) Income to EBITDA
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES