Form 10-Q
period 2008-05-03
New York & Company, Inc.
filed 2008-06-10
CIK 1211351

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 3, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 30, 2008, the registrant had 59,370,753 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Amounts in thousands, except per share amounts)
Net sales	$270,069	$274,186
Cost of goods sold, buying and occupancy costs	186,128	194,743

Gross profit	83,941	79,443
Selling, general and administrative expenses	72,575	70,525

Operating income	11,366	8,918
Interest expense, net of interest income of $328 and $459, respectively	124	261

Income from continuing operations before income taxes	11,242	8,657
Provision for income taxes	4,519	3,480

Income from continuing operations	6,723	5,177
Loss from discontinued operations, net of taxes	—	(4,375)

Net income	$6,723	$802

Basic earnings (loss) per share:
Basic earnings per share from continuing operations	$0.11	$0.09
Basic loss per share from discontinued operations	—	(0.08)

Basic earnings per share	$0.11	$0.01

Diluted earnings (loss) per share:
Diluted earnings per share from continuing operations	$0.11	$0.08
Diluted loss per share from discontinued operations	—	(0.07)

Diluted earnings per share	$0.11	$0.01

Weighted average shares outstanding:
Basic shares of common stock	59,274	57,805

Diluted shares of common stock	61,232	60,869

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	May 3, 2008	February 2, 2008	May 5, 2007
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$61,312	$73,734	$36,527
Accounts receivable	22,605	18,523	23,004
Income taxes receivable	3,108	11,730	—
Inventories, net	119,685	103,923	124,351
Prepaid expenses	21,649	21,991	19,791
Other current assets	2,323	1,913	2,630
Current assets of discontinued operations	494	716	7,639

Total current assets	231,176	232,530	213,942
Property and equipment, net	243,882	239,557	205,236
Intangible assets	14,843	14,843	14,843
Other assets	1,425	1,500	1,429
Non-current assets of discontinued operations	5	26	35,918

Total assets	$491,331	$488,456	$471,368

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	77,842	77,177	73,534
Accrued expenses	53,708	53,618	49,517
Income taxes payable	—	—	2,478
Deferred income taxes	2,631	3,928	2,882
Current liabilities of discontinued operations	2,029	7,328	5,554

Total current liabilities	142,210	148,051	139,965
Long-term debt, net of current portion	18,000	19,500	24,000
Deferred income taxes	3,410	3,747	1,923
Deferred rent	75,911	72,537	59,866
Other liabilities	4,671	4,660	613
Non-current liabilities of discontinued operations	—	—	2,087

Total liabilities	244,202	248,495	228,454
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,339, 59,286 and 58,043 shares issued and outstanding at May 3, 2008, February 2, 2008, and May 5, 2007, respectively	59	59	58
Additional paid-in capital	148,653	148,208	145,429
Retained earnings	98,697	91,974	97,633
Accumulated other comprehensive loss	(280)	(280)	(206)

Total stockholders' equity	247,129	239,961	242,914

Total liabilities and stockholders' equity	$491,331	$488,456	$471,368

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Amounts in thousands)
Operating activities
Net income	$6,723	$802
Less: Loss from discontinued operations, net of taxes	—	(4,375)

Income from continuing operations	6,723	5,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	10,397	8,723
Amortization of deferred financing costs	44	69
Share-based compensation expense	330	442
Deferred income taxes	(1,634)	(1,608)
Changes in operating assets and liabilities:
Accounts receivable	(4,082)	(9,218)
Income taxes receivable	8,622	—
Inventories, net	(15,762)	(22,095)
Prepaid expenses	342	(208)
Accounts payable	665	10,580
Accrued expenses	90	(9,676)
Income taxes payable	—	(6,226)
Deferred rent	3,374	6,033
Other assets and liabilities	(411)	(301)

Net cash provided by (used in) operating activities of continuing operations	8,698	(18,308)
Investing activities
Capital expenditures	(14,679)	(11,537)

Net cash used in investing activities of continuing operations	(14,679)	(11,537)
Financing activities
Repayment of debt	(1,500)	(1,500)
Proceeds from exercise of stock options	11	123
Excess tax benefit from exercise of stock options	104	3,061
Other	—	(36)

Net cash (used in) provided by financing activities of continuing operations	(1,385)	1,648
Cash flows from discontinued operations
Operating cash flows	(5,278)	(3,201)
Investing cash flows	—	(75)
Financing cash flows	—	—

Net cash used in discontinued operations	(5,278)	(3,276)
Net decrease in cash and cash equivalents	(12,644)	(31,473)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $223 and $206, respectively)	73,957	68,064

Cash and cash equivalents at end of period (including cash at discontinued operations of $1 and $64, respectively)	$61,313	$36,591

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 3, 2008

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 3, 2008, the Company operated 586 New York & Company stores in 44 states.

        The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and Lerner New York Holding, Inc. ("Lerner Holding") and its wholly-owned subsidiaries, which include Lerner New York, Inc. (and its wholly-owned subsidiaries, including the discontinued business at Jasmine Company, Inc.), Lernco, Inc. and Nevada Receivable Factoring, Inc. On a stand-alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

        The condensed consolidated financial statements as of May 3, 2008 and May 5, 2007 and for the thirteen weeks ("three months") ended May 3, 2008 and May 5, 2007 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 2, 2008 ("fiscal year 2007"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 8, 2008. The 52-week fiscal year ending January 31, 2009 is referred to herein as "fiscal year 2008." The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Discontinued Operations

        On October 18, 2007, the Company announced its decision to close all stores operated by the Company's subsidiary, Jasmine Company, Inc. ("JasmineSola"), by the end of the fourth quarter of fiscal year 2007. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded stores. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company, as planned, completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented in accordance with Statement

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2008

(Unaudited)

2. Discontinued Operations (Continued)

of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

        In accordance with SFAS No. 144 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company recorded a $35.2 million non-cash charge in October 2007 related to the impairment of JasmineSola assets, including $17.2 million of trademarks, $11.1 million of goodwill, and $6.9 million of property and equipment. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," the Company recorded charges during the third and fourth quarters of fiscal year 2007 of $5.8 million for lease termination costs and $1.3 million for severance costs. As of February 2, 2008, approximately $3.4 million of lease termination accruals and $0.8 million of severance accruals are included in current liabilities of discontinued operations on the consolidated balance sheet. As of May 3, 2008, approximately $0.4 million of exit related accruals are included in current liabilities of discontinued operations on the consolidated balance sheet.

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Amounts in thousands)
Net sales	$—	$9,776

Loss from discontinued operations before income taxes	—	(7,317)
Income tax benefit	—	(2,942)

Loss from discontinued operations, net of tax	$—	$(4,375)

3. Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect, using the treasury stock

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2008

(Unaudited)

3. Earnings Per Share (Continued)

method, of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings per share is as follows:

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Amounts in thousands, except per share amounts)
Income from continuing operations	$6,723	$5,177
Loss from discontinued operations, net of taxes	—	(4,375)

Net income	$6,723	$802

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,274	57,805

Basic earnings per share from continuing operations	$0.11	$0.09
Basic loss per share from discontinued operations	—	(0.08)

Basic earnings per share	$0.11	$0.01

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,274	57,805
Plus impact of stock options and restricted stock, net	1,958	3,064

Diluted shares of common stock	61,232	60,869

Diluted earnings per share from continuing operations	$0.11	$0.08
Diluted loss per share from discontinued operations	—	(0.07)

Diluted earnings per share	$0.11	$0.01

        The calculation of diluted earnings per share for the three months ended May 3, 2008 and May 5, 2007 exclude options to purchase 1,807,085 and 993,585 shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R retains certain of the requirements of the original SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company adopted SFAS No. 123-R in December 2004, utilizing the modified prospective method. Prior to the Company's adoption of SFAS No. 123-R, the Company followed SFAS No. 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of income. Therefore,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2008

(Unaudited)

4. Share-Based Compensation (Continued)

the adoption of SFAS No. 123-R did not have a material impact on the Company's consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.3 million and $0.4 million for the three months ended May 3, 2008 and May 5, 2007, respectively.

        The Company issued 53,399 shares of common stock upon exercise of stock options during the three months ended May 3, 2008.

5. Pension Plan

        The Company sponsors a single-employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company's total employees. The Company's collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on August 31, 2008. The Company anticipates that the collective bargaining agreement with Local 1102 will be extended.

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

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Amounts in thousands)
Service cost	$91	$90
Interest cost	139	137
Expected return on plan assets	(181)	(179)

Net periodic benefit cost	$49	$48

6. Income Taxes

        The effective tax rate for both the three months ended May 3, 2008 and May 5, 2007 was 40.2%.

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is subject to U.S. federal income tax examinations for the 2006 tax year and each year thereafter and state and local income tax examinations for the 2003 tax year and each year thereafter.

        At February 2, 2008, the Company reported a total liability of $4.3 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2008

(Unaudited)

6. Income Taxes (Continued)

reversed. There were no material changes to the liability for unrecognized tax benefits during the three months ended May 3, 2008. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $24.0 million was outstanding at May 3, 2008, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of May 3, 2008, the Company had availability under its revolving credit facility of $74.1 million, net of letters of credit outstanding of $6.8 million, as compared to availability of $66.4 million, net of letters of credit outstanding of $8.9 million, as of May 5, 2007.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2008

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

8. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on its financial position and results of operations.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2008

(Unaudited)

8. New Accounting Pronouncements (Continued)

GAAP." Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, "Accounting Changes and Error Corrections." The Company is currently evaluating the impact that the adoption of this Statement, once effective, will have on its financial position and results of operations.

9. Fair Value Measurements

        As described in footnote 8, "New Accounting Pronouncements," on February 3, 2008 the Company adopted SFAS No. 157 for financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        As of May 3, 2008, the carrying amount of the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

10. Legal Matters

        On March 25, 2008, a class action claim was filed in the Superior Court of the State of California for the County of Alameda captioned Jannika Schakow v. New York & Company, Inc. The case was dismissed and refiled on April 29, 2008 in the Superior Court of the State of California for the County of Contra Costa captioned Jannika Schakow v. Lerner New York, Inc. and New York & Company, Inc. The class action seeks relief for, among other things, meal and rest periods allegedly not provided or permitted to certain eligible employees in California. The Company is reviewing the matter and is presently unable to determine its liability, if any, with regard to the claim.

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

  •
  the effects of government regulation;

  •
  the control of the Company by its sponsors and any potential change of ownership of those sponsors; and

  •
  risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 8, 2008.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

Overview

        The Company is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of New York & Company retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 3, 2008, the Company operated 586 New York & Company stores in 44 states.

        On October 18, 2007, the Company announced its decision to close all of its 23 JasmineSola stores by the end of the fourth quarter of fiscal year 2007. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through the Company's chain of JasmineSola branded stores. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company, as planned, completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented. Unless otherwise noted, all financial and store operating data, presented in this Quarterly Report on Form 10-Q relate to the New York & Company business.

        Net sales for the three months ended May 3, 2008 decreased 1.5% to $270.1 million, as compared to $274.2 million for the three months ended May 5, 2007. Comparable store sales decreased 6.6% for the three months ended May 3, 2008, as compared to a comparable store sales decrease of 0.7% for the three months ended May 5, 2007. Income from continuing operations for the three months ended May 3, 2008 increased to $6.7 million, or $0.11 per diluted share, as compared to $5.2 million, or $0.08 per diluted share, for the three months ended May 5, 2007. For a discussion of the more significant factors impacting these results, see "Results of Operations" below.

        Capital spending for the three months ended May 3, 2008 was $14.7 million, as compared to $11.5 million for the three months ended May 5, 2007. The $14.7 million of capital spending represents $9.6 million related to the construction of new stores and the remodeling of existing stores and $5.1 million related to non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company expects to complete the implementation/upgrade of these systems during fiscal year 2008 and 2009. During the three months ended May 3, 2008, the Company opened 10 new stores, closed two stores, and completed two remodels, ending the period operating 586 stores, as compared to 545 stores as of May 5, 2007. Total selling square footage as of May 3, 2008 was 3.347 million, as compared to 3.276 million as of May 5, 2007.

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

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores and the Company's E-commerce store. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store's original opening date or once it has been reopened after remodeling. Beginning in February 2008, sales from the Company's E-commerce store are included in comparable store sales. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales from the sale of merchandise at the Company's E-commerce store are recognized when the merchandise is shipped to the customer. A reserve is provided for projected merchandise returns based on prior experience.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 3, 2008 and May 5, 2007:

	Three months ended May 3, 2008	Three months ended May 5, 2007
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.9%	71.0%

Gross profit	31.1%	29.0%
Selling, general and administrative expenses	26.9%	25.7%

Operating income	4.2%	3.3%
Interest expense, net	—%	0.1%

Income from continuing operations before income taxes	4.2%	3.2%
Provision for income taxes	1.7%	1.3%

Income from continuing operations	2.5%	1.9%
Loss from discontinued operations, net of taxes	—%	(1.6)%

Net income	2.5%	0.3%

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(6.6)%	(0.7)%
Net sales per average selling square foot(1)	$81	$84
Net sales per average store(2)	$464	$507
Average selling square footage per store(3)	5,711	6,010

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 3, 2008		Three months ended May 5, 2007
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	578	3,327,450	536	3,236,540
New stores	10	42,139	11	52,297
Closed stores	(2)	(14,122)	(2)	(13,263)
Net impact of remodeled stores on selling square feet	—	(8,761)	—	—

Stores open, end of period	586	3,346,706	545	3,275,574

Three Months Ended May 3, 2008 Compared to Three Months Ended May 5, 2007

        Net Sales.    Net sales for the three months ended May 3, 2008 decreased 1.5% to $270.1 million, as compared to $274.2 million for the three months ended May 5, 2007. The decrease is attributable to a decrease in comparable store sales partially offset by an increase in net sales from new store openings not yet included in comparable store sales. Comparable store sales decreased 6.6% for the three months ended May 3, 2008, compared to a 0.7% decrease for the three months ended May 5, 2007. In the comparable store base, average dollar sales per transaction increased by 7.1%, while the number of transactions per average store decreased by 12.8%, as compared to the same period last year.

        Gross Profit.    Gross profit increased $4.5 million to $83.9 million, or 31.1% of net sales, for the three months ended May 3, 2008, as compared to $79.4 million, or 29.0% of net sales, for the three months ended May 5, 2007. The 210 basis point increase in gross profit as a percentage of net sales during the three months ended May 3, 2008 is the result of a 430 basis point improvement in merchandise margin, consistent with the Company's strategy to improve margin through disciplined inventory control and targeted well planned promotions, partially offset by a 220 basis point increase in buying and occupancy costs as a percentage of net sales. The increase in buying and occupancy costs as a percentage of net sales is primarily due to the impact of negative comparable store sales combined with an increase in real estate costs related to new and remodeled stores.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.1 million to $72.6 million, or 26.9% of net sales, for the three months ended May 3, 2008, as compared to $70.5 million, or 25.7% of net sales, for the three months ended May 5, 2007. This increase was largely due to the effect of increased store expenses necessary to support 41 additional stores in operation since May 5, 2007. As a percentage of net sales, selling, general and administrative expenses increased by 120 basis points, primarily due to the decrease in comparable store sales, partially offset by the impact of the Company's ongoing cost savings initiatives. On an average store basis, selling, general and administrative expenses declined by 4.3% during the three months ended May 3, 2008, as compared to the three months ended May 5, 2007.

        Operating Income.    For the reasons discussed above, operating income increased $2.4 million to $11.4 million, or 4.2% of net sales, for the three months ended May 3, 2008, as compared to $8.9 million, or 3.3% of net sales, for the three months ended May 5, 2007.

        Interest Expense, Net.    Net interest expense decreased to $0.1 million for the three months ended May 3, 2008, as compared to $0.3 million for the three months ended May 5, 2007. The decrease in net interest expense for the three months ended May 3, 2008, as compared to the three months ended May 5, 2007, is primarily related to a decrease in borrowings and fluctuations in interest rates.

        Provision for Income Taxes.    The effective tax rate for the three months ended May 3, 2008 and May 5, 2007 was 40.2%.

        Income from continuing operations.    For the reasons discussed above, income from continuing operations increased $1.5 million to $6.7 million, or 2.5% of net sales, for the three months ended May 3, 2008, as compared to $5.2 million, or 1.9% of net sales, for the three months ended May 5, 2007.

        Loss from discontinued operations, net of taxes.    Loss from discontinued operations, net of taxes represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust income from continuing operations for the three months ended May 3, 2008 and May 5, 2007. This information reflects, on a non-GAAP adjusted basis, the Company's income from continuing operations before interest expense, net; provision for income taxes; and depreciation and amortization ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Income from Continuing Operations to EBITDA

	Three months ended May 3, 2008		Three months ended May 5, 2007
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Income from continuing operations	$6,723	2.5%	$5,177	1.9%
Add back:
Interest expense, net	124	—%	261	0.1%
Provision for income taxes	4,519	1.7%	3,480	1.3%
Depreciation and amortization	10,397	3.9%	8,723	3.1%

EBITDA	$21,763	8.1%	$17,641	6.4%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of May 3, 2008.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 3, 2008	February 2, 2008	May 5, 2007
	(Amounts in thousands)
Cash and cash equivalents (including cash at discontinued operations of $1, $223 and $64, respectively)	$61,313	$73,957	$36,591
Working capital	$88,966	$84,479	$73,977

	Three months ended May 3, 2008	Three months ended May 5, 2007
	(Amounts in thousands)
Net cash provided by (used in) operating activities of continuing operations	$8,698	$(18,308)
Net cash used in investing activities of continuing operations	$(14,679)	$(11,537)
Net cash (used in) provided by financing activities of continuing operations	$(1,385)	$1,648
Net cash used in discontinued operations	$(5,278)	$(3,276)

Net decrease in cash and cash equivalents	$(12,644)	$(31,473)

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $8.7 million for the three months ended May 3, 2008, as compared to net cash used in operating activities of continuing operations of $18.3 million for the three months ended May 5, 2007. The increase in net cash provided by operating activities for the three months ended May 3, 2008, as compared to the three months ended May 5, 2007, is primarily related to the increase in income from continuing operations, and changes in accounts receivable, income taxes receivable, inventory, prepaid expenses, accrued expenses, and income taxes payable, partially offset by changes in accounts payable, deferred rent, and other assets and liabilities.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $14.7 million for the three months ended May 3, 2008, as compared to $11.5 million of net cash used in investing activities of continuing operations for the three months ended May 5, 2007. These amounts primarily reflect capital expenditures related to the construction of new stores, the remodeling of existing stores and non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company expects to complete the implementation/upgrade of these systems during fiscal year 2008 and 2009.

        The Company opened 10 new stores and completed two remodels in the three months ended May 3, 2008, as compared to opening 11 new stores in the three months ended May 5, 2007. The Company currently plans to open 25 to 30 stores, close approximately 12 stores and remodel approximately 12 stores in fiscal year 2008, ending the fiscal year with 591 to 596 stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $1.4 million for the three months ended May 3, 2008, as compared to net cash provided by financing activities of continuing operations of $1.6 million for the three months ended May 5, 2007. Net cash used in financing activities of continuing operations for the three months ended May 3, 2008 primarily consists of a $1.5 million quarterly payment against the Company's outstanding term loan and $0.1 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash provided by financing activities of continuing operations for the three months ended May 5, 2007 primarily consists of a $1.5 million quarterly payment against the Company's outstanding term loan and $3.2 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        Net cash used in discontinued operations was $5.3 million for the three months ended May 3, 2008, as compared to net cash used in discontinued operations of $3.3 million for the three months ended May 5, 2007. Net cash used in discontinued operations for the three months ended May 3, 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities. Net cash used in discontinued operations for the three months ended May 5, 2007 consisted primarily of cash used in the operations of the discontinued JasmineSola business.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $24.0 million was outstanding at May 3, 2008, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of May 3, 2008, the Company had availability under its revolving credit facility of $74.1 million, net of letters of credit outstanding of $6.8 million, as compared to availability of $66.4 million, net of letters of credit outstanding of $8.9 million, as of May 5, 2007.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluation for the three months ended May 3, 2008 resulted in no material asset impairment charge.

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

        Income Taxes.    Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. Deferred tax assets are believed to be fully realizable as management expects future taxable income will be sufficient to recover the asset values and, as such, no related valuation allowance has been provided for. The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" in the first quarter of fiscal year 2007. This Interpretation prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under this Interpretation, the Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

Adoption of New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on its financial position and results of operations.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP." Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, "Accounting Changes and Error Corrections." The Company is currently evaluating the impact that the adoption of this Statement, once effective, will have on its financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by approximately $0.2 million annually. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 3, 2008, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4T.    CONTROLS AND PROCEDURES

        (a)   Not Applicable.

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 8, 2008.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 8, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2008.
31.2	Certification by the President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2008.
32.1	Written Statement of the Chairman and Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 10, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	President and Chief Financial Officer (Principal Financial Officer)
Date:	June 10, 2008