Form 10-Q
period 2008-08-02
New York & Company, Inc.
filed 2008-09-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 2, 2008
OR
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

        As of August 29, 2008, the registrant had 59,904,857 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended August 2, 2008	Three months ended August 4, 2007	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Amounts in thousands, except per share amounts)
Net sales	$295,668	$284,966	$565,737	$559,152
Cost of goods sold, buying and occupancy costs	207,286	206,275	393,414	401,018

Gross profit	88,382	78,691	172,323	158,134
Selling, general and administrative expenses	73,928	70,051	146,503	140,576

Operating income	14,454	8,640	25,820	17,558
Interest expense, net of interest income of $337, $500, $665, and $959, respectively	56	219	180	480

Income from continuing operations before income taxes	14,398	8,421	25,640	17,078
Provision for income taxes	5,788	3,385	10,307	6,865

Income from continuing operations	8,610	5,036	15,333	10,213
Income (loss) from discontinued operations, net of taxes	167	(1,537)	167	(5,912)

Net income	$8,777	$3,499	$15,500	$4,301

Basic earnings (loss) per share:
Basic earnings per share from continuing operations	$0.15	$0.09	$0.26	$0.17
Basic loss per share from discontinued operations	—	(0.03)	—	(0.10)

Basic earnings per share	$0.15	$0.06	$0.26	$0.07

Diluted earnings (loss) per share:
Diluted earnings per share from continuing operations	$0.14	$0.08	$0.25	$0.17
Diluted loss per share from discontinued operations	—	(0.02)	—	(0.10)

Diluted earnings per share	$0.14	$0.06	$0.25	$0.07

Weighted average shares outstanding:
Basic shares of common stock	59,426	58,262	59,350	58,033

Diluted shares of common stock	61,395	60,954	61,314	60,911

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	August 2, 2008	February 2, 2008	August 4, 2007
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$86,699	$73,734	$27,452
Accounts receivable	16,229	18,523	18,027
Income taxes receivable	—	11,730	—
Inventories, net	98,796	103,923	118,883
Prepaid expenses	27,441	21,991	26,922
Other current assets	2,336	1,913	3,023
Current assets of discontinued operations	493	716	5,350

Total current assets	231,994	232,530	199,657
Property and equipment, net	249,055	239,557	219,359
Intangible assets	14,869	14,843	14,843
Other assets	1,343	1,500	1,294
Non-current assets of discontinued operations	—	26	35,812

Total assets	$497,261	$488,456	$470,965

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	74,722	77,177	65,485
Accrued expenses	52,602	53,618	49,935
Deferred income taxes	3,710	3,928	3,644
Current liabilities of discontinued operations	1,002	7,328	3,600

Total current liabilities	138,036	148,051	128,664
Long-term debt, net of current portion	16,500	19,500	22,500
Deferred income taxes	3,119	3,747	1,377
Deferred rent	77,207	72,537	64,440
Other liabilities	4,697	4,660	4,594
Non-current liabilities of discontinued operations	—	—	2,270

Total liabilities	239,559	248,495	223,845
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,748, 59,286 and 58,383 shares issued and outstanding at August 2, 2008, February 2, 2008, and August 4, 2007, respectively	60	59	58
Additional paid-in capital	150,448	148,208	146,136
Retained earnings	107,474	91,974	101,132
Accumulated other comprehensive loss	(280)	(280)	(206)

Total stockholders' equity	257,702	239,961	247,120

Total liabilities and stockholders' equity	$497,261	$488,456	$470,965

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Amounts in thousands)
Operating activities
Net income	$15,500	$4,301
Less: Income (loss) from discontinued operations, net of taxes	167	(5,912)

Income from continuing operations	15,333	10,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	21,243	18,450
Amortization of deferred financing costs	89	139
Share-based compensation expense	734	931
Deferred income taxes	(846)	(1,392)
Changes in operating assets and liabilities:
Accounts receivable	2,294	(4,241)
Income taxes receivable	11,730	—
Inventories, net	5,127	(16,627)
Prepaid expenses	(5,450)	(7,339)
Accounts payable	(2,455)	2,531
Accrued expenses	(1,016)	(9,258)
Income taxes payable	—	(8,704)
Deferred rent	4,670	10,607
Other assets and liabilities	(402)	3,324

Net cash provided by (used in) operating activities of continuing operations	51,051	(1,366)
Investing activities
Acquisition of trademarks	(26)	—
Capital expenditures	(30,657)	(35,331)

Net cash used in investing activities of continuing operations	(30,683)	(35,331)
Financing activities
Repayment of debt	(3,000)	(3,000)
Proceeds from exercise of stock options	62	162
Excess tax benefit from exercise of stock options	1,445	3,240
Other	—	(64)

Net cash (used in) provided by financing activities of continuing operations	(1,493)	338
Cash flows from discontinued operations
Operating cash flows	(6,133)	(3,649)
Investing cash flows	—	(307)
Financing cash flows	—	—

Net cash used in discontinued operations	(6,133)	(3,956)
Net increase (decrease) in cash and cash equivalents	12,742	(40,315)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $223 and $206, respectively)	73,957	68,064

Cash and cash equivalents at end of period (including cash at discontinued operations of $0 and $297, respectively)	$86,699	$27,749

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

August 2, 2008

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of August 2, 2008, the Company operated 596 stores in 44 states.

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

        The condensed consolidated financial statements as of August 2, 2008 and August 4, 2007 and for the thirteen weeks ("three months") and twenty-six weeks ("six months") ended August 2, 2008 and August 4, 2007 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 2, 2008 ("fiscal year 2007"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 8, 2008. The 52-week fiscal year ending January 31, 2009 is referred to herein as "fiscal year 2008." The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Discontinued Operations

        On October 18, 2007, the Company announced its decision to close all stores operated by the Company's subsidiary, Jasmine Company, Inc. ("JasmineSola"), by the end of the fourth quarter of fiscal year 2007. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded stores. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company, as planned, completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2008

(Unaudited)

2. Discontinued Operations (Continued)

        In accordance with SFAS No. 144 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company recorded a $35.2 million non-cash charge in October 2007 related to the impairment of JasmineSola assets, including $17.2 million of trademarks, $11.1 million of goodwill, and $6.9 million of property and equipment. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," the Company recorded charges during the third and fourth quarters of fiscal year 2007 of $5.8 million for lease termination costs and $1.3 million for severance costs. As of February 2, 2008, approximately $3.4 million of lease termination accruals and $0.8 million of severance accruals are included in current liabilities of discontinued operations on the consolidated balance sheet. As of August 2, 2008, approximately $0.2 million of exit related accruals are included in current liabilities of discontinued operations on the consolidated balance sheet.

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Three months ended August 2, 2008	Three months ended August 4, 2007	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Amounts in thousands, except per share amounts)
Net sales	$—	$9,436	$—	$19,212

Income (loss) from discontinued operations before income taxes	167	(2,568)	167	(9,885)
Income tax benefit	—	(1,031)	—	(3,973)

Income (loss) from discontinued operations, net of taxes	$167	$(1,537)	$167	$(5,912)

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

August 2, 2008

(Unaudited)

3. Earnings Per Share (Continued)

method, of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings per share is as follows:

	Three months ended August 2, 2008	Three months ended August 4, 2007	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Amounts in thousands, except per share amounts)
Income from continuing operations	$8,610	$5,036	$15,333	$10,213
Income (loss) from discontinued operations, net of taxes	167	(1,537)	167	(5,912)

Net income	$8,777	$3,499	$15,500	$4,301

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,426	58,262	59,350	58,033

Basic earnings per share from continuing operations	$0.15	$0.09	$0.26	$0.17
Basic loss per share from discontinued operations	—	(0.03)	—	(0.10)

Basic earnings per share	$0.15	$0.06	$0.26	$0.07

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,426	58,262	59,350	58,033
Plus impact of stock options and restricted stock, net	1,969	2,692	1,964	2,878

Diluted shares of common stock	61,395	60,954	61,314	60,911

Diluted earnings per share from continuing operations	$0.14	$0.08	$0.25	$0.17
Diluted loss per share from discontinued operations	—	(0.02)	—	(0.10)

Diluted earnings per share	$0.14	$0.06	$0.25	$0.07

        The calculation of diluted earnings per share for the three and six months ended August 2, 2008 excludes options to purchase 1,038,510 and 1,422,798 shares, respectively, due to their anti-dilutive effect. The calculation of diluted earnings per share for the three and six months ended August 4, 2007 excludes options to purchase 965,426 and 979,506 shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R retains certain of the requirements of the original SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company adopted SFAS

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2008

(Unaudited)

4. Share-Based Compensation (Continued)

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

        The Company recorded share-based compensation expense in the amount of $0.4 million and $0.5 million for the three months ended August 2, 2008 and August 4, 2007, respectively, and $0.7 million and $0.9 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

        During the six months ended August 2, 2008, the Company issued 30,000 shares of restricted stock and 431,648 shares of common stock were issued upon exercise of stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company's total employees. The Company's collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on November 30, 2008. The Company anticipates that the collective bargaining agreement with Local 1102 will be extended.

        The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 21 and completed 1,000 or more hours of service in the twelve month period following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended August 2, 2008	Three months ended August 4, 2007	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Amounts in thousands)
Service cost	$71	$90	$162	$180
Interest cost	137	137	276	274
Expected return on plan assets	(166)	(179)	(347)	(358)

Net periodic benefit cost	$42	$48	$91	$96

6. Income Taxes

        The effective tax rate for both the three and six months ended August 2, 2008 and August 4, 2007 was 40.2%.

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is subject to U.S. federal income tax examinations for the 2006 tax

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2008

(Unaudited)

6. Income Taxes (Continued)

year and each year thereafter and state and local income tax examinations for the 2003 tax year and each year thereafter.

        At February 2, 2008, the Company reported a total liability of $4.3 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the six months ended August 2, 2008. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $22.5 million was outstanding at August 2, 2008, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of August 2, 2008, the Company had availability under its revolving credit facility of $70.6 million, net of letters of credit outstanding of $7.3 million, as compared to availability of $66.1 million, net of letters of credit outstanding of $6.9 million, as of August 4, 2007.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to certain maintenance covenants until the Company's existing term loan is paid in full, which require the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 and a leverage ratio of not greater than 2.75 to 1.00. Should the Company fully repay its existing term loan, the Company will no longer be subject to the maximum leverage ratio and will only be subject to the minimum fixed charge coverage ratio in the event that the Company's

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2008

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

borrowing availability under its revolving credit facility falls below $10.0 million. These ratios are not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation. The Company is currently in compliance with the financial covenants referred to above.

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

8. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on its financial position and results of operations.

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

August 2, 2008

(Unaudited)

8. New Accounting Pronouncements (Continued)

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

        As of August 2, 2008, the carrying amount of the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

10. Legal Matters

        On April 29, 2008, a class action claim was filed in the Superior Court of the State of California for the County of Contra Costa captioned Jannika Schakow v. Lerner New York, Inc. and New York & Company, Inc. The class action seeks relief for, among other things, meal and rest periods allegedly not provided or permitted to certain eligible employees in California. The Company has denied liability and is defending the matter.

        On March 25, 2008, a class action claim was filed in the Superior Court of the State of California for the County of San Diego, the caption of which has been changed to Leslie Johnson v. Lerner New York,  Inc. The class action seeks relief for, among other things, collection of customers' personal information in a manner that is allegedly in violation of California law. The Company has denied liability and is defending the matter.

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

Overview

        The Company is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of August 2, 2008, the Company operated 596 stores in 44 states.

        As of February 2, 2008, the Company, as planned, completed the closure of the Company's 23 JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented. Unless otherwise noted, all financial and store operating data presented in this Quarterly Report on Form 10-Q relate to the New York & Company business.

        Net sales for the three months ended August 2, 2008 increased 3.8% to $295.7 million, as compared to $285.0 million for the three months ended August 4, 2007. Net sales for the six months ended August 2, 2008 increased 1.2% to $565.7 million, as compared to $559.2 million for the six months ended August 4, 2007. Comparable store sales decreased 2.2% for the three months ended August 2, 2008, as compared to a comparable store sales increase of 4.9% for the three months ended August 4, 2007. Comparable store sales decreased 4.3% for the six months ended August 2, 2008 as compared to a comparable store sales increase of 2.0% for the six months ended August 4, 2007. Income from continuing operations for the three months ended August 2, 2008 increased to $8.6 million, or $0.14 per diluted share, as compared to $5.0 million, or $0.08 per diluted share, for the three months ended August 4, 2007. Income from continuing operations for the six months ended August 2, 2008 increased to $15.3 million, or $0.25 per diluted share, as compared to $10.2 million, or $0.17 per diluted share, for the six months ended August 4, 2007. For a discussion of the more significant factors impacting these results, see "Results of Operations" below.

        Capital spending for the six months ended August 2, 2008 was $30.7 million, as compared to $35.3 million for the six months ended August 4, 2007. The $30.7 million of capital spending represents $19.5 million related to the construction of new stores and the remodeling of existing stores and $11.1 million related to non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company expects to complete the implementation/upgrade of these systems during fiscal year 2008 and 2009. During the six months ended

August 2, 2008, the Company opened 20 new stores, closed two stores and completed six remodels, ending the period operating 596 stores, as compared to 557 stores as of August 4, 2007. During the six months ended August 4, 2007, the Company opened 25 new stores, closed four stores and remodeled 13 stores. Total selling square footage as of August 2, 2008 was 3.380 million, as compared to 3.289 million as of August 4, 2007.

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarters) and fall (third and fourth quarters). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during the fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 2, 2008 and August 4, 2007:

	Three months ended August 2, 2008	Three months ended August 4, 2007	Six months ended August 2, 2008	Six months ended August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.1%	72.4%	69.5%	71.7%

Gross profit	29.9%	27.6%	30.5%	28.3%
Selling, general and administrative expenses	25.0%	24.6%	25.9%	25.2%

Operating income	4.9%	3.0%	4.6%	3.1%
Interest expense, net	—%	0.1%	—%	0.1%

Income from continuing operations before income taxes	4.9%	2.9%	4.6%	3.0%
Provision for income taxes	2.0%	1.1%	1.9%	1.2%

Income from continuing operations	2.9%	1.8%	2.7%	1.8%
Income (loss) from discontinued operations, net of taxes	0.1%	(0.6)%	—%	(1.0)%

Net income	3.0%	1.2%	2.7%	0.8%

	Three months ended August 2, 2008	Three months ended August 4, 2007	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales (decrease) increase	(2.2)%	4.9%	(4.3)%	2.0%
Net sales per average selling square foot(1)	$88	$87	$169	$171
Net sales per average store(2)	$500	$517	$964	$1,022
Average selling square footage per store(3)	5,671	5,905	5,671	5,905

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 2, 2008		Three months ended August 4, 2007		Six months ended August 2, 2008		Six months ended August 4, 2007
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	586	3,346,706	545	3,275,574	578	3,327,450	536	3,236,540
New stores	10	40,321	14	58,167	20	82,460	25	110,464
Closed stores	—	—	(2)	(14,760)	(2)	(14,122)	(4)	(28,023)
Net impact of remodeled stores on selling square feet	—	(6,858)	—	(29,640)	—	(15,619)	—	(29,640)

Stores open, end of period	596	3,380,169	557	3,289,341	596	3,380,169	557	3,289,341

Three Months Ended August 2, 2008 Compared to Three Months Ended August 4, 2007

         Net Sales.    Net sales for the three months ended August 2, 2008 increased 3.8% to $295.7 million, as compared to $285.0 million for the three months ended August 4, 2007. The increase in net sales is primarily due to an increase in non-comparable store sales, driven by net sales from new store openings not yet included in comparable store sales. This increase was partially offset by a 2.2% decrease in comparable store sales for the three months ended August 2, 2008, as compared to a 4.9% increase for the three months ended August 4, 2007. In the comparable store base, average dollar sales per transaction decreased by 2.0%, and the number of transactions per average store decreased by 0.2%, as compared to the same period last year.

         Gross Profit.    Gross profit increased $9.7 million to $88.4 million, or 29.9% of net sales, for the three months ended August 2, 2008, as compared to $78.7 million, or 27.6% of net sales, for the three months ended August 4, 2007. The 230 basis point increase in gross profit as a percentage of net sales during the three months ended August 2, 2008 is the result of a 260 basis point improvement in merchandise margin resulting from a decrease in markdowns; reflecting the success of the Company's strategy to improve margin through disciplined inventory control and targeted, well-planned promotions. This improvement was partially offset by a 30 basis point increase in buying and occupancy costs as a percentage of net sales. The increase in buying and occupancy costs is primarily due to the impact of negative comparable store sales combined with an increase in real estate costs related to new and remodeled stores.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.9 million to $73.9 million, or 25.0% of net sales, for the three months ended August 2, 2008, as compared to $70.1 million, or 24.6% of net sales, for the three months ended August 4, 2007. This increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by the impact of the Company's ongoing cost savings initiatives. On an average store basis, selling, general and administrative expenses declined by 1.6% during the three months ended August 2, 2008, as compared to the three months ended August 4, 2007, reflecting improved cost controls.

         Operating Income.    For the reasons discussed above, operating income increased $5.8 million to $14.5 million, or 4.9% of net sales, for the three months ended August 2, 2008, as compared to $8.6 million, or 3.0% of net sales, for the three months ended August 4, 2007.

         Interest Expense, Net.    Net interest expense decreased to $0.1 million for the three months ended August 2, 2008, as compared to $0.2 million for the three months ended August 4, 2007. The decrease in net interest expense for the three months ended August 2, 2008, as compared to the three months ended August 4, 2007, is primarily related to a decrease in borrowings and fluctuations in interest rates.

         Provision for Income Taxes.    The effective tax rate for the three months ended August 2, 2008 and August 4, 2007 was 40.2%.

         Income from continuing operations.    For the reasons discussed above, income from continuing operations increased $3.6 million to $8.6 million, or 2.9% of net sales, for the three months ended August 2, 2008, as compared to $5.0 million, or 1.8% of net sales, for the three months ended August 4, 2007.

         Income (loss) from discontinued operations, net of taxes.    Income (loss) from discontinued operations, net of taxes represents the Company's discontinued JasmineSola business.

Six Months Ended August 2, 2008 Compared to Six Months Ended August 4, 2007

         Net Sales.    Net sales for the six months ended August 2, 2008 increased 1.2% to $565.7 million, as compared to $559.2 million for the six months ended August 4, 2007. The increase in net sales is primarily due to an increase in non-comparable store sales, driven by net sales from new store openings not yet included in comparable store sales. This increase was partially offset by a 4.3% decrease in comparable store sales for the six months ended August 2, 2008, as compared to a 2.0% increase for the six months ended August 4, 2007. In the comparable store base, average dollar sales per transaction increased by 2.0%, while the number of transactions per average store decreased by 6.2%, as compared to the same period last year.

         Gross Profit.    Gross profit increased $14.2 million to $172.3 million, or 30.5% of net sales, for the six months ended August 2, 2008, as compared to $158.1 million, or 28.3% of net sales, for the six months ended August 4, 2007. The 220 basis point increase in gross profit as a percentage of net sales during the six months ended August 2, 2008 is the result of a 340 basis point improvement in merchandise margin resulting primarily from a decrease in markdowns; reflecting the success of the Company's strategy to improve margin through disciplined inventory control and targeted, well-planned promotions. This improvement was partially offset by a 120 basis point increase in buying and occupancy costs as a percentage of net sales. The increase in buying and occupancy costs is primarily due to the impact of negative comparable store sales combined with an increase in real estate costs related to new and remodeled stores.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $5.9 million to $146.5 million, or 25.9% of net sales, for the six months ended August 2, 2008, as compared to $140.6 million, or 25.2% of net sales, for the six months ended August 4, 2007. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, largely offset by the impact of the Company's ongoing cost savings initiatives. On an average store basis, selling, general and administrative expenses declined by 2.9% during the six months ended August 2, 2008, as compared to the six months ended August 4, 2007.

         Operating Income.    For the reasons discussed above, operating income increased $8.3 million to $25.8 million, or 4.6% of net sales, for the six months ended August 2, 2008, as compared to $17.6 million, or 3.1% of net sales, for the six months ended August 4, 2007.

         Interest Expense, Net.    Net interest expense decreased to $0.2 million for the six months ended August 2, 2008, as compared to $0.5 million for the six months ended August 4, 2007. The decrease in net interest expense for the six months ended August 2, 2008, as compared to the six months ended August 4, 2007, is primarily related to a decrease in borrowings and fluctuations in interest rates.

         Provision for Income Taxes.    The effective tax rate for the six months ended August 2, 2008 and August 4, 2007 was 40.2%.

         Income from continuing operations.    For the reasons discussed above, income from continuing operations increased $5.1 million to $15.3 million, or 2.7% of net sales, for the six months ended August 2, 2008, as compared to $10.2 million, or 1.8% of net sales, for the six months ended August 4, 2007.

         Income (loss) from discontinued operations, net of taxes.    Income (loss) from discontinued operations, net of taxes represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust income from continuing operations for the three and six months ended August 2, 2008 and August 4, 2007. This information reflects, on a non-GAAP adjusted basis, the Company's income from continuing operations before interest expense, net; provision for income taxes; and depreciation and amortization ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Income from Continuing Operations to EBITDA

	Three months ended August 2, 2008		Three months ended August 4, 2007		Six months ended August 2, 2008		Six months ended August 4, 2007
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Income from continuing operations	$8,610	2.9%	$5,036	1.8%	$15,333	2.7%	$10,213	1.8%
Add back:
Interest expense, net	56	—%	219	0.1%	180	—%	480	0.1%
Provision for income taxes	5,788	2.0%	3,385	1.1%	10,307	1.9%	6,865	1.2%
Depreciation and amortization	10,846	3.7%	9,727	3.4%	21,243	3.7%	18,450	3.3%

EBITDA	$25,300	8.6%	$18,367	6.4%	$47,063	8.3%	$36,008	6.4%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of August 2, 2008.

        The following tables contain information regarding the Company's liquidity and capital resources:

	August 2, 2008	February 2, 2008	August 4, 2007
	(Amounts in thousands)
Cash and cash equivalents (including cash at discontinued operations of $0, $223 and $297, respectively)	$86,699	$73,957	$27,749
Working capital	$93,958	$84,479	$70,993

	Six months ended August 2, 2008	Six months ended August 4, 2007
	(Amounts in thousands)
Net cash provided by (used in) operating activities of continuing operations	$51,051	$(1,366)
Net cash used in investing activities of continuing operations	$(30,683)	$(35,331)
Net cash (used in) provided by financing activities of continuing operations	$(1,493)	$338
Net cash used in discontinued operations	$(6,133)	$(3,956)

Net increase (decrease) in cash and cash equivalents	$12,742	$(40,315)

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $51.1 million for the six months ended August 2, 2008, as compared to net cash used in operating activities of continuing operations of $1.4 million for the six months ended August 4, 2007. The increase in net cash provided by operating activities for the six months ended August 2, 2008, as compared to the six months ended August 4, 2007, is primarily related to the increase in income from continuing operations, and changes in accounts receivable, income taxes receivable, inventory, prepaid expenses, accrued expenses, and income taxes payable, partially offset by changes in accounts payable, deferred rent, and other assets and liabilities.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $30.7 million for the six months ended August 2, 2008, as compared to $35.3 million of net cash used in investing activities of continuing operations for the six months ended August 4, 2007. These amounts primarily reflect capital expenditures related to the construction of new stores, the remodeling of existing stores and non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company expects to complete the implementation/upgrade of these systems during fiscal year 2008 and 2009.

        The Company opened 20 new stores and completed six remodels in the six months ended August 2, 2008, as compared to opening 25 new stores and 13 remodels in the six months ended August 4, 2007. The Company currently plans to open 25 to 30 stores, close approximately 12 stores and remodel approximately 13 stores in fiscal year 2008, ending the fiscal year with 591 to 596 stores and approximately 3.3 million selling square feet in operation. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $1.5 million for the six months ended August 2, 2008, as compared to net cash provided by financing activities of continuing operations of $0.3 million for the six months ended August 4, 2007. Net cash used in financing activities of continuing operations for the six months ended August 2, 2008 consists of quarterly payments against the Company's outstanding term loan totaling $3.0 million partially offset by $1.5 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash provided by financing activities of continuing operations for the six months ended August 4, 2007 primarily consists of quarterly payments against the Company's outstanding term loan totaling $3.0 million offset by $3.4 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        Net cash used in discontinued operations was $6.1 million for the six months ended August 2, 2008, as compared to net cash used in discontinued operations of $4.0 million for the six months ended August 4, 2007. Net cash used in discontinued operations for the six months ended August 2, 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities. Net cash used in discontinued operations for the six months ended August 4, 2007 consisted primarily of cash flows from the operations of the discontinued JasmineSola business.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $22.5 million was outstanding at August 2, 2008, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of August 2, 2008, the Company had availability under its revolving credit facility of $70.6 million, net of letters of credit outstanding of $7.3 million, as compared to availability of $66.1 million, net of letters of credit outstanding of $6.9 million, as of August 4, 2007.

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

         Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluation for the six months ended August 2, 2008 resulted in no material asset impairment charge.

         Goodwill and Other Intangible Assets.    SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets consist of the New York & Company trademarks and historically the JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005, which were initially valued at $14.8 million, $17.2 million and $11.1 million, respectively. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

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

Adoption of New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on its financial position and results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 2, 2008, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In accordance with the Company's notice and proxy statement dated May 22, 2008, the Company held its Annual Meeting of Stockholders on June 24, 2008. Holders of 53,883,730 shares of the Company's common stock were present in person or by proxy, representing approximately 90.8% of the Company's 59,370,753 shares outstanding on the record date. The matters set forth below were submitted to a vote of the Company's stockholders:

          (a)   The election of twelve directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The following persons were elected as members of the Board of Directors:

Name of Nominee	Votes For	Votes Withheld
Bodil M. Arlander	49,416,005	4,467,725
Philip M. Carpenter III	50,868,975	3,014,755
Richard P. Crystal	49,531,547	4,352,183
David H. Edwab	53,463,505	420,225
John D. Howard	49,740,247	4,143,483
Louis Lipschitz	53,280,534	603,196
Edward W. Moneypenny	53,569,070	314,660
Grace Nichols	53,568,685	315,045
Richard L. Perkal	49,533,293	4,350,437
Arthur E. Reiner	53,569,084	314,646
Ronald W. Ristau	49,362,608	4,521,122
Pamela Grunder Sheiffer	53,569,369	314,361

          (b)   The proposal to ratify the selection of Ernst & Young LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending January 31, 2009:

Votes For	Votes Against	Abstentions
53,800,622	72,703	10,405

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 11, 2008.
31.2	Certification by the President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 11, 2008.
32.1	Written Statement of the Chairman and Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 11, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ RONALD W. RISTAU
By:	Ronald W. Ristau
Its:	President and Chief Financial Officer (Principal Financial Officer)
Date:	September 11, 2008