Form 10-Q
period 2008-11-01
New York & Company, Inc.
filed 2008-12-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 1, 2008
OR
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

        As of November 28, 2008, the registrant had 60,141,979 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended November 1, 2008	Three months ended November 3, 2007	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Amounts in thousands, except per share amounts)
Net sales	$249,027	$276,379	$814,764	$835,531
Cost of goods sold, buying and occupancy costs	186,089	194,263	579,503	595,281

Gross profit	62,938	82,116	235,261	240,250
Selling, general and administrative expenses	76,070	73,758	222,573	214,334

Operating (loss) income	(13,132)	8,358	12,688	25,916
Interest expense, net of interest income of $293, $223, $958, and $1,183, respectively	232	437	412	917

(Loss) income from continuing operations before income taxes	(13,364)	7,921	12,276	24,999
(Benefit) provision for income taxes	(5,372)	2,630	4,935	9,495

(Loss) income from continuing operations	(7,992)	5,291	7,341	15,504
Income (loss) from discontinued operations, net of taxes	68	(21,321)	235	(27,233)

Net (loss) income	$(7,924)	$(16,030)	$7,576	$(11,729)

Basic earnings (loss) per share:
Basic (loss) earnings per share from continuing operations	$(0.13)	$0.09	$0.12	$0.27
Basic (loss) earnings per share from discontinued operations	—	(0.36)	0.01	(0.47)

Basic (loss) earnings per share	$(0.13)	$(0.27)	$0.13	$(0.20)

Diluted earnings (loss) per share:
Diluted (loss) earnings per share from continuing operations	$(0.13)	$0.09	$0.12	$0.25
Diluted loss per share from discontinued operations	—	(0.35)	—	(0.44)

Diluted (loss) earnings per share	$(0.13)	$(0.26)	$0.12	$(0.19)

Weighted average shares outstanding:
Basic shares of common stock	59,858	58,845	59,520	58,304

Diluted shares of common stock	59,858	61,074	61,398	60,966

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	November 1, 2008	February 2, 2008	November 3, 2007
	(Unaudited)	(Audited)	(Unaudited)
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$41,152	$73,734	$14,900
Accounts receivable	15,605	18,523	31,135
Income taxes receivable	4,274	11,730	—
Inventories, net	157,906	103,923	167,069
Prepaid expenses	29,887	21,991	24,831
Other current assets	3,663	1,913	3,926
Current assets of discontinued operations	305	716	21,913

Total current assets	252,792	232,530	263,774
Property and equipment, net	247,547	239,557	230,175
Intangible assets	14,879	14,843	14,843
Deferred income taxes	—	—	884
Other assets	1,260	1,500	1,440
Non-current assets of discontinued operations	—	26	424

Total assets	$516,478	$488,456	$511,540

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	101,400	77,177	110,926
Accrued expenses	53,916	53,618	54,148
Deferred income taxes	3,546	3,928	3,723
Current liabilities of discontinued operations	757	7,328	6,402

Total current liabilities	165,619	148,051	181,199
Long-term debt, net of current portion	15,000	19,500	21,000
Deferred income taxes	2,824	3,747	—
Deferred rent	77,060	72,537	70,734
Other liabilities	4,680	4,660	4,377
Non-current liabilities of discontinued operations	—	—	1,409

Total liabilities	265,183	248,495	278,719
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,973, 59,286 and 59,260 shares issued and outstanding at November 1, 2008, February 2, 2008, and November 3, 2007, respectively	60	59	59
Additional paid-in capital	151,965	148,208	147,866
Retained earnings	99,550	91,974	85,102
Accumulated other comprehensive loss	(280)	(280)	(206)

Total stockholders' equity	251,295	239,961	232,821

Total liabilities and stockholders' equity	$516,478	$488,456	$511,540

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Amounts in thousands)
Operating activities
Net income (loss)	$7,576	$(11,729)
Less: Income (loss) from discontinued operations, net of taxes	235	(27,233)

Income from continuing operations	7,341	15,504
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	32,130	28,337
Amortization of deferred financing costs	133	186
Share-based compensation expense	1,274	1,371
Deferred income taxes	(1,305)	(3,574)
Changes in operating assets and liabilities:
Accounts receivable	2,918	(17,349)
Income taxes receivable	7,456	—
Inventories, net	(53,983)	(64,813)
Prepaid expenses	(7,896)	(6,037)
Accounts payable	24,223	47,972
Accrued expenses	298	(5,045)
Income taxes payable	—	(6,391)
Deferred rent	4,523	16,901
Other assets and liabilities	(1,750)	745

Net cash provided by operating activities of continuing operations	15,362	7,807
Investing activities
Acquisition of trademarks	(36)	—
Proceeds from sale of fixed assets	260	—
Capital expenditures	(40,253)	(55,977)

Net cash used in investing activities of continuing operations	(40,029)	(55,977)
Financing activities
Repayment of debt	(4,500)	(4,500)
Payment of financing costs	—	(243)
Proceeds from exercise of stock options	148	262
Excess tax benefit from exercise of stock options	2,336	4,431
Other	—	(136)

Net cash used in financing activities of continuing operations	(2,016)	(186)
Cash flows from discontinued operations
Operating cash flows	(6,122)	(3,798)
Investing cash flows	—	(401)
Financing cash flows	—	—

Net cash used in discontinued operations	(6,122)	(4,199)
Net decrease in cash and cash equivalents	(32,805)	(52,555)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $223 and $206, respectively)	73,957	68,064

Cash and cash equivalents at end of period (including cash at discontinued operations of $0 and $609, respectively)	$41,152	$15,509

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

November 1, 2008

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of November 1, 2008, the Company operated 600 stores in 44 states.

        The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and Lerner New York Holding, Inc. ("Lerner Holding") and its wholly owned subsidiaries, which include Lerner New York, Inc. (and its wholly owned subsidiaries, including the discontinued business at Jasmine Company, Inc.), Lernco, Inc. and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. Certain amounts in the prior period have been reclassified to conform to the current period presentation.

        The condensed consolidated financial statements as of November 1, 2008 and November 3, 2007 and for the thirteen weeks ("three months") and thirty-nine weeks ("nine months") ended November 1, 2008 and November 3, 2007 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 2, 2008 ("fiscal year 2007"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 8, 2008. The 52-week fiscal year ending January 31, 2009 is referred to herein as "fiscal year 2008." The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31.

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

November 1, 2008

(Unaudited)

2. Discontinued Operations (Continued)

of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

        In accordance with SFAS No. 144 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company recorded a $35.2 million non-cash charge in October 2007 related to the impairment of JasmineSola assets, including $17.2 million of trademarks, $11.1 million of goodwill, and $6.9 million of property and equipment. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," the Company recorded charges during the third and fourth quarters of fiscal year 2007 of $5.8 million for lease termination costs and $1.3 million for severance costs. As of February 2, 2008, approximately $3.4 million of lease termination accruals and $0.8 million of severance accruals are included in current liabilities of discontinued operations on the consolidated balance sheet. As of November 1, 2008, the Company had paid all lease termination and severance liabilities relating to the discontinued operations.

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Three months ended November 1, 2008	Three months ended November 3, 2007	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Amounts in thousands, except per share amounts)
Net sales	$—	$10,601	$—	$29,813

Income (loss) from discontinued operations before income taxes	194	(35,655)	361	(45,540)
Income tax provision (benefit)	126	(14,334)	126	(18,307)

Income (loss) from discontinued operations, net of taxes	$68	$(21,321)	$235	$(27,233)

3. Earnings Per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted earnings (loss) per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect, using the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2008

(Unaudited)

3. Earnings Per Share (Continued)

treasury stock method, of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months ended November 1, 2008	Three months ended November 3, 2007	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(7,992)	$5,291	$7,341	$15,504
Income (loss) from discontinued operations, net of taxes	68	(21,321)	235	(27,233)

Net (loss) income	$(7,924)	$(16,030)	$7,576	$(11,729)

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,858	58,845	59,520	58,304

Basic (loss) earnings per share from continuing operations	$(0.13)	$0.09	$0.12	$0.27
Basic (loss) earnings per share from discontinued operations	—	(0.36)	0.01	(0.47)

Basic (loss) earnings per share	$(0.13)	$(0.27)	$0.13	$(0.20)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,858	58,845	59,520	58,304
Plus impact of stock options and restricted stock, net	—	2,229	1,878	2,662

Diluted shares of common stock	59,858	61,074	61,398	60,966

Diluted (loss) earnings per share from continuing operations	$(0.13)	$0.09	$0.12	$0.25
Diluted loss per share from discontinued operations	—	(0.35)	—	(0.44)

Diluted (loss) earnings per share	$(0.13)	$(0.26)	$0.12	$(0.19)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2008

(Unaudited)

3. Earnings Per Share (Continued)

        The calculation of diluted (loss) earnings per share for the three and nine months ended November 1, 2008 excludes options to purchase 3,052,364 and 1,396,452 shares, respectively, due to their anti-dilutive effect. The calculation of diluted earnings (loss) per share for the three and nine months ended November 3, 2007 excludes options to purchase 965,585 and 974,865 shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R retains certain of the requirements of the original SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") and requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company adopted SFAS No. 123-R in December 2004, utilizing the modified prospective method. Prior to the Company's adoption of SFAS No. 123-R, the Company followed SFAS No. 123 and treated all forms of share-based payments as compensation recognized in the consolidated statement of operations. Therefore, the adoption of SFAS No. 123-R did not have a material impact on the Company's consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.5 million and $0.4 million for the three months ended November 1, 2008 and November 3, 2007, respectively, and $1.3 million and $1.4 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

        During the nine months ended November 1, 2008, the Company issued 44,000 shares of restricted stock and 650,476 shares of common stock were issued upon exercise of stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 10% of the Company's total employees. The Company's collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on February 28, 2009. The Company anticipates that the collective bargaining agreement with Local 1102 will be extended.

        The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2008

(Unaudited)

5. Pension Plan (Continued)

material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended November 1, 2008	Three months ended November 3, 2007	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Amounts in thousands)
Service cost	$61	$90	$184	$270
Interest cost	138	137	413	411
Expected return on plan assets	(173)	(178)	(519)	(536)

Net periodic benefit cost	$26	$49	$78	$145

6. Income Taxes

        The effective tax rates for the three months ended November 1, 2008 and November 3, 2007 were 40.2% and 33.2%, respectively. The effective tax rates for the nine months ended November 1, 2008 and November 3, 2007 were 40.2% and 38.0%, respectively. The change in the effective tax rates for the three and nine months ended November 1, 2008, as compared to last year, is primarily due to the recognition of tax benefits during the three months ended November 3, 2007 related to the settlement of U.S. federal income taxes for the tax years 2003 through 2005.

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is subject to U.S. federal income tax examinations for the 2006 tax year and each year thereafter and state and local income tax examinations for the 2004 tax year and each year thereafter.

        At February 2, 2008, the Company reported a total liability of $4.3 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the nine months ended November 1, 2008. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $21.0 million was outstanding at November 1, 2008, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2008

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

        As of November 1, 2008, the Company had availability under its revolving credit facility of $74.6 million, net of letters of credit outstanding of $7.3 million, as compared to availability of $75.3 million, net of letters of credit outstanding of $6.9 million, as of November 3, 2007.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to certain maintenance covenants, which were amended on December 9, 2008. The amendment removed the maximum leverage ratio of 2.75 to 1.00 and limited the application of the minimum fixed charge coverage ratio of 1.00 to 1.00, such that the Company is only subject to the minimum fixed charge coverage ratio if borrowing availability under its revolving credit facility plus qualified cash falls below specified minimum levels. Prior to the existing term loan being repaid in full, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). Should the Company fully repay its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2008

(Unaudited)

8. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective on November 15, 2008, which is 60 days following the SEC's September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP." Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, "Accounting Changes and Error Corrections." The Company's adoption of SFAS No. 162 will not have a material impact on its financial position and results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2008

(Unaudited)

9. Fair Value Measurements

        As described in footnote 8, "New Accounting Pronouncements," on February 3, 2008 the Company adopted SFAS No. 157 for financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        As of November 1, 2008, the carrying amount of the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

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

11. Subsequent Events

        On November 26, 2008, the Company announced that its Board of Directors authorized the repurchase of up to 3,750,000 shares over the next 12 months. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans. The Company plans to fund repurchases, if any, with cash from operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and:

  •
  the Company's business is impacted by general economic conditions and their effect on consumer confidence and spending patterns, which have recently deteriorated significantly and may continue to do so for the foreseeable future;

  •
  the deteriorating economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products;

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

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of November 1, 2008, the Company operated 600 stores in 44 states.

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

        The dramatic deterioration in financial markets and the adverse effect on the U.S. and global economy throughout the three months ended November 1, 2008, resulted in a significant reduction in consumer confidence and the level of consumer spending on the merchandise the Company offers. As a result, the Company's comparable store sales decreased significantly, which resulted in a loss of leverage on buying and occupancy costs and a decline in profit margins. In response, the Company continued to manage expenses and inventory tightly, reducing selling, general and administrative expenses during the three months ended November 1, 2008 by 2.9% on an average store basis and reducing inventory levels at November 1, 2008 by 10.5% on an average store basis, as compared to last year. Despite the economic downturn, the Company strengthened its financial position as of November 1, 2008, as compared to November 3, 2007, ending the quarter with $41.2 million in cash and cash equivalents, working capital of $87.2 million and $74.6 million of availability under its revolving credit facility.

        Net sales for the three months ended November 1, 2008 decreased 9.9% to $249.0 million, as compared to $276.4 million for the three months ended November 3, 2007. Comparable store sales decreased 14.0% for the three months ended November 1, 2008, as compared to a comparable store sales decrease of 4.8% for the three months ended November 3, 2007. Income from continuing operations for the three months ended November 1, 2008 decreased to a loss of $8.0 million, or $0.13 per diluted share, as compared to income of $5.3 million, or $0.09 per diluted share, for the three months ended November 3, 2007.

        Capital spending for the nine months ended November 1, 2008 was $40.3 million, as compared to $56.0 million for the nine months ended November 3, 2007. The $40.3 million of capital spending represents $26.3 million related to the construction of new stores and the remodeling of existing stores and $13.9 million related to non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company completed the implementation of the new POS system during the third quarter and expects to complete the upgrade of its merchandise planning system during fiscal year 2009. During the nine months ended November 1, 2008, the Company opened 25 new stores, closed three stores and completed 13 remodels, ending the period operating 600 stores, as compared to 568 stores as of November 3, 2007. During the nine months ended November 3, 2007, the Company opened 37 new stores, closed five stores and remodeled 23 stores. Total selling square footage as of November 1, 2008 was 3.372 million, as compared to 3.318 million as of November 3, 2007.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended November 1, 2008 and November 3, 2007:

	Three months ended November 1, 2008	Three months ended November 3, 2007	Nine months ended November 1, 2008	Nine months ended November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.7%	70.3%	71.1%	71.2%

Gross profit	25.3%	29.7%	28.9%	28.8%
Selling, general and administrative expenses	30.6%	26.7%	27.3%	25.7%

Operating (loss) income	(5.3)%	3.0%	1.6%	3.1%
Interest expense, net	0.1%	0.2%	0.1%	0.1%

(Loss) income from continuing operations before income taxes	(5.4)%	2.8%	1.5%	3.0%
(Benefit) provision for income taxes	(2.2)%	0.9%	0.6%	1.1%

(Loss) income from continuing operations	(3.2)%	1.9%	0.9%	1.9%
Income (loss) from discontinued operations, net of taxes	—%	(7.7)%	—%	(3.3)%

Net (loss) income	(3.2)%	(5.8)%	0.9%	(1.4)%

	Three months ended November 1, 2008	Three months ended November 3, 2007	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(14.0)%	(4.8)%	(7.6)%	(0.3)%
Net sales per average selling square foot(1)	$74	$84	$243	$255
Net sales per average store(2)	$416	$491	$1,383	$1,514
Average selling square footage per store(3)	5,620	5,841	5,620	5,841

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended November 1, 2008		Three months ended November 3, 2007		Nine months ended November 1, 2008		Nine months ended November 3, 2007
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	596	3,380,169	557	3,289,341	578	3,327,450	536	3,236,540
New stores	5	22,181	12	52,063	25	104,641	37	162,527
Closed stores	(1)	(8,682)	(1)	(8,800)	(3)	(22,804)	(5)	(36,823)
Net impact of remodeled stores on selling square feet	—	(21,649)	—	(14,752)	—	(37,268)	—	(44,392)

Stores open, end of period	600	3,372,019	568	3,317,852	600	3,372,019	568	3,317,852

Three Months Ended November 1, 2008 Compared to Three Months Ended November 3, 2007

         Net Sales.    Net sales for the three months ended November 1, 2008 decreased 9.9% to $249.0 million, as compared to $276.4 million for the three months ended November 3, 2007. The decrease in net sales is primarily due to a decrease in comparable store sales of 14.0% for the three months ended November 1, 2008, as compared to a 4.8% decrease for the three months ended November 3, 2007. The decrease in comparable store sales for the three months ended November 1, 2008 reflects the impact of a shift in a key promotional event from the third quarter into the fourth quarter of fiscal year 2008. In the prior year, this promotional event occurred during the third quarter. The comparable store sales decrease was partially offset by an increase in non-comparable store sales, driven by net sales from new store openings not yet included in comparable store sales. In the comparable store base, average dollar sales per transaction decreased by 3.9%, and the number of transactions per average store decreased by 10.6%, as compared to the same period last year.

         Gross Profit.    Gross profit decreased by $19.2 million to $62.9 million, or 25.3% of net sales, for the three months ended November 1, 2008, as compared to $82.1 million, or 29.7% of net sales, for the three months ended November 3, 2007. The 440 basis point decrease in gross profit as a percentage of net sales during the three months ended November 1, 2008 is primarily the result of a 410 basis point increase in buying and occupancy costs as a percentage of net sales due to the impact of negative comparable store sales combined with an increase in real estate costs related to new and remodeled stores. In addition, merchandise margins decreased by 30 basis points during the three months ended November 1, 2008.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.3 million to $76.1 million, or 30.6% of net sales, for the three months ended November 1, 2008, as compared to $73.8 million, or 26.7% of net sales, for the three months ended November 3, 2007. This increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by the impact of the Company's ongoing cost savings initiatives. In addition, the Company recorded a $2.5 million charge during the three months ended November 1, 2008 related to management changes that occurred during the quarter. On an average store basis, selling, general and administrative expenses declined by 2.9% during the three months ended November 1, 2008, as compared to the three months ended November 3, 2007, reflecting improved cost controls.

         Operating (Loss) Income.    For the reasons discussed above, operating loss for the three months ended November 1, 2008 was $13.1 million, or 5.3% of net sales, as compared to operating income of $8.4 million, or 3.0% of net sales, for the three months ended November 3, 2007.

         Interest Expense, Net.    Net interest expense decreased to $0.2 million for the three months ended November 1, 2008, as compared to $0.4 million for the three months ended November 3, 2007. The decrease in net interest expense for the three months ended November 1, 2008, as compared to the three months ended November 3, 2007, is primarily related to a decrease in borrowings and fluctuations in interest rates.

         (Benefit) Provision for Income Taxes.    The effective tax rates for the three months ended November 1, 2008 and November 3, 2007 were 40.2% and 33.2%, respectively. The change in the effective tax rate for the three months ended November 1, 2008, as compared to the three months ended November 3, 2007, is primarily due to the recognition of tax benefits during the three months ended November 3, 2007 related to the settlement of U.S. federal income taxes for the tax years 2003 through 2005.

         (Loss) Income from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the three months ended November 1, 2008 was $8.0 million, or 3.2% of net sales, as compared to income of $5.3 million, or 1.9% of net sales, for the three months ended November 3, 2007.

         Income (Loss) from Discontinued Operations, Net of Taxes.    Income (loss) from discontinued operations, net of taxes represents the Company's discontinued JasmineSola business.

Nine Months Ended November 1, 2008 Compared to Nine Months Ended November 3, 2007

         Net Sales.    Net sales for the nine months ended November 1, 2008 decreased 2.5% to $814.8 million, as compared to $835.5 million for the nine months ended November 3, 2007. The decrease in net sales is primarily due to a decrease in comparable store sales of 7.6% for the nine months ended November 1, 2008, as compared to a 0.3% decrease for the nine months ended November 3, 2007. The comparable store sale decrease was partially offset by an increase in non-comparable store sales, driven by net sales from new store openings not yet included in comparable store sales. In the comparable store base, average dollar sales per transaction was flat, while the number of transactions per average store decreased by 7.5%, as compared to the same period last year.

         Gross Profit.    Gross profit decreased $5.0 million to $235.3 million, or 28.9% of net sales, for the nine months ended November 1, 2008, as compared to $240.3 million, or 28.8% of net sales, for the nine months ended November 3, 2007. Gross profit as a percentage of net sales during the nine months ended November 1, 2008 increased by 10 basis points as compared to the nine months ended November 3, 2007. This is the result of a 220 basis point improvement in merchandise margin, resulting primarily from a decrease in markdowns. The improvement during the first half of 2008 reflects the success of the Company's strategy to improve margin through disciplined inventory control and targeted, well-planned promotions. This improvement was largely offset by a 210 basis point increase in buying and occupancy costs as a percentage of net sales due to the impact of negative comparable store sales, combined with an increase in real estate costs related to new and remodeled stores.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $8.2 million to $222.6 million, or 27.3% of net sales, for the nine months ended November 1, 2008, as compared to $214.3 million, or 25.7% of net sales, for the nine months ended November 3, 2007. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by the impact of the Company's ongoing cost savings initiatives. On an average store basis, selling, general and administrative expenses declined by 2.7% during the nine months ended November 1, 2008, as compared to the nine months ended November 3, 2007.

         Operating Income.    For the reasons discussed above, operating income decreased $13.2 million to $12.7 million, or 1.6% of net sales, for the nine months ended November 1, 2008, as compared to $25.9 million, or 3.1% of net sales, for the nine months ended November 3, 2007.

         Interest Expense, Net.    Net interest expense decreased to $0.4 million for the nine months ended November 1, 2008, as compared to $0.9 million for the nine months ended November 3, 2007. The decrease in net interest expense for the nine months ended November 1, 2008, as compared to the nine months ended November 3, 2007, is primarily related to a decrease in borrowings and fluctuations in interest rates

         Provision for Income Taxes.    The effective tax rates for the nine months ended November 1, 2008 and November 3, 2007 were 40.2% and 38.0%, respectively. The change in the effective tax rate for the nine months ended November 1, 2008, as compared to the nine months ended November 3, 2007, is primarily due to the recognition of tax benefits during the nine months ended November 3, 2007 related to the settlement of U.S. federal income taxes for the tax years 2003 through 2005.

         Income from Continuing Operations.    For the reasons discussed above, income from continuing operations decreased $8.2 million to $7.3 million, or 0.9% of net sales, for the nine months ended November 1, 2008, as compared to $15.5 million, or 1.9% of net sales, for the nine months ended November 3, 2007.

         Income (Loss) from Discontinued Operations, Net of Taxes.    Income (loss) from discontinued operations, net of taxes represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust (loss) income from continuing operations for the three and nine months ended November 1, 2008 and November 3, 2007. This information reflects, on a non-GAAP adjusted basis, the Company's (loss) income from continuing operations before interest expense, net; (benefit) provision for income taxes; and depreciation and amortization ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, (loss) income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of (Loss) Income from Continuing Operations to EBITDA

	Three months ended November 1, 2008		Three months ended November 3, 2007		Nine months ended November 1, 2008		Nine months ended November 3, 2007
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
(Loss) income from continuing operations	$(7,992)	(3.2)%	$5,291	1.9%	$7,341	0.9%	$15,504	1.9%
Add back:
Interest expense, net	232	0.1%	437	0.2%	412	0.1%	917	0.1%
(Benefit) provision for income taxes	(5,372)	(2.2)%	2,630	0.9%	4,935	0.6%	9,495	1.1%
Depreciation and amortization	10,887	4.4%	9,887	3.6%	32,130	3.9%	28,337	3.4%

EBITDA	$(2,245)	(0.9)%	$18,245	6.6%	$44,818	5.5%	$54,253	6.5%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of November 1, 2008.

        The following tables contain information regarding the Company's liquidity and capital resources:

	November 1, 2008	February 2, 2008	November 3, 2007
	(Amounts in thousands)
Cash and cash equivalents (including cash at discontinued operations of $0, $223 and $609, respectively)	$41,152	$73,957	$15,509
Working capital	$87,173	$84,479	$82,575

	Nine months ended November 1, 2008	Nine months ended November 3, 2007
	(Amounts in thousands)
Net cash provided by operating activities of continuing operations	$15,362	$7,807
Net cash used in investing activities of continuing operations	$(40,029)	$(55,977)
Net cash used in financing activities of continuing operations	$(2,016)	$(186)
Net cash used in discontinued operations	$(6,122)	$(4,199)

Net decrease in cash and cash equivalents	$(32,805)	$(52,555)

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $15.4 million for the nine months ended November 1, 2008, as compared to $7.8 million for the nine months ended November 3, 2007. The increase in net cash provided by operating activities for the nine months ended November 1, 2008, as compared to the nine months ended November 3, 2007, is primarily related to changes in accounts receivable, income taxes receivable, inventory, accrued expenses, and income taxes payable, partially offset by a decrease in income from continuing operations, and changes in prepaid expenses, accounts payable, deferred rent, and other assets and liabilities.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $40.0 million for the nine months ended November 1, 2008, as compared to $56.0 million for the nine months ended November 3, 2007. These amounts primarily reflect capital expenditures related to the construction of new stores, the remodeling of existing stores and non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company completed the implementation of the new POS system during the third quarter and expects to complete the upgrade of its merchandise planning system during fiscal year 2009.

        The Company opened 25 new stores and completed 13 remodels in the nine months ended November 1, 2008, as compared to opening 37 new stores and 23 remodels in the nine months ended November 3, 2007. The Company currently plans to have opened 25 stores, closed 15 stores and remodeled 14 stores in fiscal year 2008, ending the fiscal year with 588 stores and approximately 3.3 million selling square feet in operation.

        The Company anticipates that the current economic downturn may continue into the foreseeable future and in response, for the fiscal year ending January 30, 2010 ("fiscal year 2009"), the Company plans to focus on improving the productivity of its existing locations and be extremely selective in the opening of new stores. The Company currently expects fiscal year 2009 capital expenditures to be approximately $15.0 million, as compared to the current fiscal year 2008 capital expenditure forecast of $50.0 million.

        The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $2.0 million for the nine months ended November 1, 2008, as compared to $0.2 million for the nine months ended November 3, 2007. Net cash used in financing activities of continuing operations for the nine months ended November 1, 2008 consists of quarterly payments against the Company's outstanding term loan totaling $4.5 million, partially offset by $2.5 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities of continuing operations for the nine months ended November 3, 2007 primarily consists of quarterly payments against the Company's outstanding term loan totaling $4.5 million offset by $4.7 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        Net cash used in discontinued operations was $6.1 million for the nine months ended November 1, 2008, as compared to $4.2 million for the nine months ended November 3, 2007. Net cash used in discontinued operations for the nine months ended November 1, 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities. Net cash used in discontinued operations for the nine months ended November 3, 2007 consisted primarily of cash flows from the operations of the discontinued JasmineSola business.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $21.0 million was outstanding at November 1, 2008, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of November 1, 2008, the Company had availability under its revolving credit facility of $74.6 million, net of letters of credit outstanding of $7.3 million, as compared to availability of $75.3 million, net of letters of credit outstanding of $6.9 million, as of November 3, 2007.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to certain maintenance covenants, which were amended on December 9, 2008. The amendment removed the maximum leverage ratio of 2.75 to 1.00 and limited the application of the minimum fixed charge coverage ratio of 1.00 to 1.00, such that the Company is only subject to the minimum fixed charge coverage ratio if borrowing availability under its revolving credit facility plus qualified cash falls below specified minimum levels. Prior to the existing term loan being repaid in full, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). Should the Company fully repay its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

         Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluation for the nine months ended November 1, 2008 resulted in no material asset impairment charge.

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

Adoption of New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective on November 15, 2008, which is 60 days following the SEC's September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP." Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, "Accounting Changes and Error Corrections." The Company's adoption of SFAS No. 162 will not have a material impact on its financial position and results of operations.

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

         Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which the Company pays U.S. Dollars. Since July 2005, China has been slowly increasing the value of the Chinese Yuan, which is now linked to a basket of world currencies. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China and the Company would adjust its supply chain accordingly.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of November 1, 2008, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008 as filed with the Securities and Exchange Commission on April 8, 2008, which could materially affect the Company's business, financial condition, financial results or future performance. Reference is made to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements and Risk Factors" of this report which is incorporated herein by reference.

        Economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers, which have recently deteriorated significantly and may continue to do so for the foreseeable future. These economic factors include recessionary cycles, interest rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. The current downturn in the economy may continue to affect consumer purchases of the Company's merchandise and to adversely impact the Company's results of operations, liquidity and continued growth. In addition, the deteriorating economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products, which may adversely impact the Company's results of operations, liquidity and continued growth.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        (a)   On December 9, 2008, the Company amended certain terms of the Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein (the "Loan Agreement"). The amendment removed the maximum leverage ratio of 2.75 to 1.00 and limited the application of the minimum fixed charge coverage ratio of 1.00 to 1.00, such that the Company is only subject to the minimum fixed charge coverage ratio if borrowing availability under its revolving credit facility plus qualified cash falls below specified minimum levels. Prior to the existing term loan being repaid in full, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). Should the Company fully repay its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million.

        The amendment does not affect any of the interest rates, letter of credit fees, unused line fees or any other provisions of the Loan Agreement.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Separation Agreement and General Release between New York & Company, Inc., Lerner New York, Inc. and Ronald W. Ristau, dated November 19, 2008.
10.2
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of December 9, 2008.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.
32.1	Written Statement of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS G. TOAL
By:	Sheamus G. Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 11, 2008