Form 10-K
period 2009-01-31
New York & Company, Inc.
filed 2009-04-07
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of common stock held by non-affiliates as of August 1, 2008 was approximately $255.7 million, using the closing price per share of $9.85, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 31, 2009 was 60,385,782.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 31, 2009, the Company operated 589 stores with 3.295 million selling square feet in 44 states.

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

        The Company was founded in 1918 and operated as a subsidiary of Limited Brands, Inc. ("Limited Brands") from 1985 to 2002. New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. ("Lerner Holding") and its subsidiaries from Limited Brands, an unrelated company. On November 27, 2002, Irving Place Capital, formerly known as Bear Stearns Merchant Banking, completed the acquisition of Lerner Holding and its subsidiaries from Limited Brands (the "acquisition of Lerner Holding"). On October 6, 2004, the Company completed an initial public offering and listed its common stock on the New York Stock Exchange.

        On October 18, 2007, the Company announced its decision to close all of the stores operated by the Company's subsidiary, Jasmine Company, Inc. ("JasmineSola"), by February 2, 2008. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded stores, which the Company acquired on July 19, 2005. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented. Unless otherwise noted, the description of the Company's business, financial and store operating data, in this Annual Report on Form 10-K relates to the New York & Company business.

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

E-commerce Store

        In November 2006, the Company launched its E-commerce store to offer customers the opportunity to view and purchase its merchandise on-line at www.nyandcompany.com. The Company believes that its E-commerce store provides an effective means to reach its existing customers and more importantly attract new customers to the New York & Company brand. The E-commerce store is designed to cater to the customers' lifestyle needs by offering an easy alternative to shop, while also increasing brand awareness. During fiscal year 2008, net sales were $41.0 million, as compared to net sales of $22.3 million for fiscal year 2007. The Company believes that it can continue to grow sales with its E-commerce store by broadening its online assortment with new product exclusives and expanded product extensions. The Company is continuing to develop the infrastructure and functionality of the site to offer more merchandise on the E-commerce store and to enhance customer service on the site.

Expand the Company's Store Base

        Increasing market penetration by opening new stores has been an important component of the Company's growth strategies. The Company continues to remodel its existing stores to improve sales productivity and the consistency of the customers' brand experience. The Company opened 25 stores in fiscal year 2008, adding 104,641 selling square feet. During fiscal year 2008, the Company also remodeled 14 stores and closed 14 stores, resulting in a reduction of 137,312 selling square feet. The reduction in non-productive selling square feet is an integral component of the Company's program to improve productivity and profitability. The Company ended the fiscal year operating 589 stores with 3.3 million selling square feet.

        The Company continues to view the expansion of its store base and the remodeling of existing stores as a component of its long-term growth strategy; however, in response to the current economic downturn the Company plans to minimize new store openings and the remodeling of existing stores during fiscal year 2009 in order to conserve cash and position itself for growth once the macroeconomic environment begins to improve. The Company intends to continue to open a significant number of new stores in future years, while relocating and remodeling a portion of its existing store base annually.

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

        New product lines are introduced into the Company's stores in six major deliveries each year (spring, summer, transition, fall, holiday and pre-spring) that are updated with selected new items every four to six weeks to keep the merchandise current. Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. The

Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products both from importers and directly from manufacturers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and its knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company sources from approximately 20 countries and it is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards, objectives of quality, cost, speed to market, and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. In fiscal year 2008, the Company sourced nearly 100% of its merchandise from Cambodia, China, Hong Kong, India, Indonesia, Japan, Macau, Mexico, the Philippines, the Republic of Korea, Sri Lanka, Taiwan, Thailand, the United States and Vietnam. The Company's largest country sources are China, Macau and Hong Kong, which represented approximately 65% of purchases in fiscal year 2008.

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

        Under the transition services agreement, as amended on April 6, 2009, (See Exhibit 10.22 of this Annual Report on Form 10-K) these services will terminate upon the earliest of the following: (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services, which notice shall be no earlier than February 1, 2010; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services.

        Inventory and fulfillment for the Company's E-commerce operations are handled by a third-party warehouse facility located in Martinsville, Virginia. Merchandise is received in this location from Limited Brands' distribution center.

Real Estate

        As of January 31, 2009, the Company operated 589 stores in 44 states, with an average of 5,594 selling square feet per store. All of the Company's stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2004	468	26	(18)	40	476
2005	476	44	(17)	40	503
2006	503	52	(19)	35	536
2007	536	54	(12)	25	578
2008	578	25	(14)	14	589

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Reduction of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2004	3,318,466	115,487	(131,253)	(112,930)	3,189,770
2005	3,189,770	200,759	(125,422)	(57,480)	3,207,627
2006	3,207,627	241,048	(138,208)	(73,927)	3,236,540
2007	3,236,540	228,727	(88,042)	(49,775)	3,327,450
2008	3,327,450	104,641	(98,572)	(38,740)	3,294,779

Store Count by State as of January 31, 2009

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	13	Louisiana	9	North Carolina	18
Arizona	10	Maine	1	North Dakota	1
Arkansas	4	Maryland	16	Ohio	25
California	56	Massachusetts	12	Oklahoma	4
Colorado	6	Michigan	13	Pennsylvania	34
Connecticut	8	Minnesota	10	Rhode Island	3
Delaware	1	Mississippi	6	South Carolina	11
Florida	38	Missouri	13	South Dakota	1
Georgia	22	Nebraska	4	Tennessee	16
Idaho	1	Nevada	4	Texas	50
Illinois	27	New Hampshire	3	Utah	2
Indiana	10	New Jersey	29	Virginia	22
Iowa	3	New Mexico	2	Washington	4
Kansas	2	New York	57	West Virginia	4
Kentucky	7			Wisconsin	7

				Grand Total	589

        Site Selection.    The Company's real estate management team is responsible for new store site selection. In selecting a specific location for a new store, the Company targets high-traffic, prime real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        In response to the ongoing deterioration of the macroeconomic environment and the resulting impact on consumer spending in the retail sector, the Company initiated a comprehensive review of its business and on January 8, 2009 announced the launch of a multi-year restructuring and cost reduction program, which includes, among other cost-savings initiatives, the closure of 40 to 50 underperforming stores over a five-year period. For a further description of the restructuring and cost reduction program see Note 3, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. During fiscal year 2009, the Company plans to minimize new store openings in order to preserve cash and position itself for growth once the macroeconomic environment begins to improve.

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

        Field Sales Organization.    Store operations are organized into eight regions and 49 districts. Each region is managed by either a regional vice president or a regional sales leader, depending upon the size of the region. The Company staffs approximately 49 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is typically staffed with a store manager, a co-sales manager and an assistant sales manager, as required, in addition to hourly sales associates. The Company has approximately 1,800 in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is based on monthly sales performance, effective labor management and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company conducts independent surveys of customer satisfaction in all major stores on a recurring basis. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' shopping experience.

        In connection with the restructuring and cost reduction program announced in January 2009, the Company reduced its field management staff by 12%, which is reflected in the numbers above. For a further description of the restructuring and cost reduction program see Note 3, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Store Sales Associates.    The Company typically employs between 7,000 and 11,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has well-established store operating policies and procedures and utilizes an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings.

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

        The Company believes that it is strategically important to communicate on a regular basis directly with its current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing, e-mail communications and in-store presentation. The Company uses its customer database, which includes approximately 6 million customers who have made purchases within the last twelve months, to design marketing programs to its core customers.

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

        The Company continues to invest in technology to upgrade core systems to increase efficiencies and provide a competitive advantage. During fiscal year 2007, the Company partnered with Datavantage (a subsidiary of Micros Systems, Inc.) to implement a new POS system across its chain and partnered with JDA Software Group, Inc. to upgrade its existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and expects to complete the upgrade of its merchandise planning system during fiscal year 2009.

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

Intellectual Property

        The Company believes that it has all of the registered trademarks it needs to protect its New York & Company™, Lerner™, Lerner New York™, City Crepe™, City Spa™, City Stretch™, New York Jeans™ and NY&C™ brands and it vigorously enforces all of its trademark rights.

Employees and Labor Relations

        As of January 31, 2009, the Company had a total of 8,129 employees of which 2,358 were full-time employees and 5,771 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The Company's collective bargaining agreement with Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on May 31, 2009. The Company anticipates the collective bargaining agreement with Local 1102 will be extended. Approximately 8% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

        The majority of the Company's merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs for textiles and apparel. In addition, some of the Company's imported products are eligible for certain duty-advantaged programs; for example, the North American Free Trade Agreement, the Andean Trade Preference Act, the U.S. Caribbean Basin Trade Partnership Act and the Caribbean Basin Initiative.

Available Information

        The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after filing or furnishing such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company's Audit Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company's Governance Guidelines, Code of Conduct for Associates, and Code of Conduct for Suppliers, are also available on the website or in print upon written request by any stockholder to the Corporate Secretary at 450 West 33rd Street, Fifth Floor, New York, New York 10001.

Item 1A.    Risk Factors

Economic conditions may cause a decline in business and consumer spending which could adversely affect the Company's business and financial performance.

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers, which have recently deteriorated significantly and may continue to do so for the foreseeable future. These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. The current downturn in the economy may continue to affect consumer purchases of the Company's merchandise and to adversely impact the Company's results of operations, liquidity and continued growth. In addition, the deteriorating economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products and sustain profits and sufficient liquidity. To counteract their cash flow problems, the Company's merchandise vendors may require letters-of-credit or attempt to increase prices, pass through increased costs or seek some other form of relief, which may adversely impact the Company's results of operations, liquidity and continued growth.

The Company's ability to successfully integrate its restructuring and cost reduction program.

        On January 8, 2009, the Company announced a multi-year restructuring and cost reduction program as part of a major drive to enhance profitability and improve overall operating effectiveness. The key elements of the restructuring and cost reduction program include: strategic staff reductions in both the field and corporate office, optimization of the Company's store portfolio, a broad-based organizational cost reduction effort and the reduction of capital spending plans for fiscal year 2009. The estimated costs and charges associated with the restructuring program are preliminary and may vary materially based on various factors, including the timing in execution of the restructuring plan; outcome of negotiations with landlords and other third parties; inventory levels; and changes in management's assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in the Company not realizing all or any of the anticipated benefits of the restructuring and cost reduction program.

The Company's growth strategy includes the addition of a significant number of new stores each year and the potential relocation and remodeling of existing stores. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company's growth strategy may strain its resources and cause the performance of its existing stores to suffer.

        The Company's growth will largely depend on its ability to open and operate new stores successfully and the availability of suitable store locations on acceptable terms. However, in response to the current economic downturn the Company plans to minimize new store openings during fiscal year 2009 in order to conserve cash and position itself for growth once the macroeconomic environment begins to improve. The Company intends to continue to open a significant number of new stores in future years, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. The Company's proposed expansion also will place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its existing stores. In addition, to the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its expansion through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, as mentioned above, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

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

        The Company's results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2003 through fiscal year 2008, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 14.0%. The Company cannot ensure that it will be able to achieve a high level of comparable store sales in the future.

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

The Company faces risks arising from possible union legislation in the United States.

        There is a possibility that the proposed Employee Free Choice Act ("EFCA") may be enacted, which would facilitate unionization. If the EFCA is passed, it could impact the Company's relationship with its associates, which may increase expenses and negatively impact the Company's business and its profitability. In addition, the Company's vendors and service providers may have their relationships with their workforce impacted by the EFCA leading to increased costs or disruptions in their operations, which could have an adverse effect on the Company's business and its results of operations.

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

If third parties who manage some aspects of the Company's business do not adequately perform their functions, the Company might experience disruptions in its business, leaving it with inadequate or excess inventories, among other adverse effects, resulting in decreased profits or losses.

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

        The Company uses a third-party for its E-commerce operations, including order management, order fulfillment, customer care, and channel management services. A failure by the third party to adequately manage the Company's E-commerce operations may negatively impact the Company's profitability.

        The Company relies on third parties to monitor code of business conduct and labor standards compliance, supply chain security standards, and product quality requirements for its accessories business. Any failure by these third parties to adequately perform their functions may disrupt the Company's operations and negatively impact its reputation and its profitability.

        The Company may rely on third parties for the implementation and/or management of certain aspects of its information technology infrastructure. Failure by any of these third parties to implement and/or manage the Company's information technology infrastructure effectively could disrupt its operations and negatively impact its profitability.

        The Company relies on a third-party to administer its proprietary credit card program. The inability of the administration company to effectively service the credit card program could materially limit credit availability for the Company's customers, which would negatively impact the Company's revenues and, consequently, its profitability.

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

        The Company purchases apparel and accessories in foreign markets, with a significant portion coming from China, Macau and Hong Kong. The Company does not have any long-term merchandise supply contracts and many of its imports are subject to existing or potential duties and tariffs. The Company competes with other companies for production facilities.

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

  •
  imposition of regulations relating to imports and the Company's ability to adjust in a timely manner to changes in trade regulations, which among other things, could limit the Company's ability to source products from countries that have the labor and expertise needed to manufacture its products on a cost-effective basis;

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

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, Lerner, Lerner New York, City Crepe, City Spa, City Stretch, New York Jeans and NY&C and are protected in the United States and internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; response to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of its trademark portfolio in the United States and foreign countries; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiation and defense of opposition and/or cancellation proceedings, including discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

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

        Pursuant to a stockholders agreement among certain stockholders of the Company, Irving Place Capital (formerly known as Bear Stearns Merchant Banking) is able to, subject to applicable law, designate a majority of the members of the Board of Directors of the Company and control actions to be taken by the Company and its Board of Directors, including amendments to the Company's restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets. The directors so elected will have the authority, subject to the terms of the Company's indebtedness and the rules and regulations of the New York Stock Exchange, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Because Irving Place Capital owns more than 50% of the voting power of the Company, the Company is considered a "controlled company" for the purposes of the New York Stock Exchange listing requirements. As such, the Company is permitted to, and has opted out of, the New York Stock Exchange corporate governance requirements that its Board of Directors, its Compensation Committee and its Nomination and Governance Committee meet the standard of independence established by those corporate governance requirements. As a result, the Company's Board of Directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those independence standards were to apply. The New York Stock Exchange independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Three of the Company's directors are employees of Irving Place Capital. It is possible that the interests of Irving Place Capital or that of an entity that controls Irving Place Capital may in some circumstances conflict with the Company's interests and the interests of its other stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 4.2 million total gross square feet as of January 31, 2009, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.    Legal Proceedings

        On April 29, 2008, a class action claim was filed in the Superior Court of the State of California for the County of Contra Costa captioned Jannika Schakow v. Lerner New York, Inc. and New York & Company, Inc. The class action was seeking relief for, among other things, meal and rest periods allegedly not provided or permitted to certain eligible employees in California.

        On March 25, 2008, a class action claim was filed in the Superior Court of the State of California for the County of San Diego, the caption of which has been changed to Leslie Johnson v. Lerner New York, Inc. The class action was seeking relief for, among other things, collection of customers' personal information in a manner that is allegedly in violation of California law.

        In January 2009, the Company reached settlements in principle with the plaintiffs of both class action claims in the State of California and recorded charges in connection with the settlements totaling $1.5 million.

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended January 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock has been listed and publicly traded on the New York Stock Exchange under the symbol "NWY" since October 7, 2004. The number of holders of record of common stock at March 31, 2009 was 192. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2008
Fourth quarter	$3.00	$0.82
Third quarter	$12.12	$2.21
Second quarter	$9.97	$6.50
First quarter	$6.57	$4.49
Fiscal Year 2007
Fourth quarter	$8.20	$3.65
Third quarter	$9.58	$5.69
Second quarter	$13.87	$8.76
First quarter	$16.20	$13.30

        The Company has not declared or paid any dividends on its common stock since the acquisition of the Company by Irving Place Capital in November 2002. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay dividends on its common stock is limited by the covenants of its credit facilities and may be further restricted by the terms of any of its future debt or preferred securities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the next 12 months ending in November 2009. Repurchases, if any, would be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

        As of January 31, 2009, as set forth in the following table, the Company did not make any purchases of the Company's common stock, pursuant to the authorized share repurchase program, for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 2, 2008 to November 29, 2008	—	—	—	3,750,000
November 30, 2008 to January 3, 2009	—	—	—	3,750,000
January 4, 2009 to January 31, 2009	—	—	—	3,750,000

Total	—	—	—	3,750,000

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended January 31, 2009, referred to as "fiscal year 2008," the 52-week fiscal year ended February 2, 2008, referred to as "fiscal year 2007," the 53-week fiscal year ended February 3, 2007, referred to as "fiscal year 2006," the 52-week fiscal year ended January 28, 2006, referred to as "fiscal year 2005," and the 52-week fiscal year ended January 29, 2005, referred to as "fiscal year 2004," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2008 (52-weeks)	Fiscal Year 2007 (52-weeks)	Fiscal Year 2006 (53-weeks)	Fiscal Year 2005 (52-weeks)	Fiscal Year 2004 (52-weeks)
Statements of operations data(1):
Net sales	$1,139,853	$1,194,944	$1,153,333	$1,112,950	$1,040,028
Cost of goods sold, buying and occupancy costs	843,478	851,739	786,757	751,586	682,939

Gross profit	296,375	343,205	366,576	361,364	357,089
Selling, general and administrative expenses	306,101	298,325	284,664	258,642	262,201
Restructuring charges(2)	24,529	—	—	—	—

Operating (loss) income	(34,255)	44,880	81,912	102,722	94,888
Interest expense, net of interest income	726	1,200	1,663	5,726	9,256
Accrued dividends—redeemable preferred stock(3)	—	—	—	—	2,703
Loss on modification and extinguishment of debt(3)	—	—	—	933	2,034
Loss on derivative instrument(3)	—	—	—	—	29,398

(Loss) income from continuing operations before income taxes	(34,981)	43,680	80,249	96,063	51,497
(Benefit) provision for income taxes	(14,683)	17,004	31,853	38,363	34,059

(Loss) income from continuing operations	(20,298)	26,676	48,396	57,700	17,438
Income (loss) from discontinued operations, net of taxes(1)	491	(31,533)	(2,226)	788	—

Net (loss) income	$(19,807)	$(4,857)	$46,170	$58,488	$17,438

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(0.34)	$0.46	$0.86	$1.07	$0.37
Basic earnings (loss) per share from discontinued operations	0.01	(0.54)	(0.04)	0.01	—

Basic (loss) earnings per share	$(0.33)	$(0.08)	$0.82	$1.08	$0.37

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share from continuing operations	$(0.34)	$0.44	$0.81	$1.01	$0.33
Diluted earnings (loss) per share from discontinued operations	0.01	(0.52)	(0.04)	0.01	—

Diluted (loss) earnings per share	$(0.33)	$(0.08)	$0.77	$1.02	$0.33

Weighted average shares outstanding:
Basic shares of common stock	59,650	58,537	56,072	53,923	47,323

Diluted shares of common stock	59,650	61,028	60,031	57,316	52,726

(amounts in thousands)	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Balance sheet data (at period end):
Cash and cash equivalents (including cash at discontinued operations of $1, $223, $206 and $1,593, respectively)	$54,281	$73,957	$68,064	$57,436	$85,161
Working capital	70,599	84,479	69,964	47,701	83,105
Total assets	456,813	488,456	469,799	406,275	330,188
Total debt(3)	19,500	25,500	31,500	37,500	75,000
Stockholders' equity	$222,496	$239,961	$240,799	$179,050	$103,283

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

(2)
In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded pre-tax restructuring charges totaling $24.5 million. These charges were comprised of a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. For further information related to the restructuring and cost reduction program, please refer to Note 3, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(3)
On March 16, 2004, the Company amended and restated its credit facility to include a three-year $75.0 million term loan ("March 16, 2004 term loan"). The Company used $75.0 million of term loan proceeds, together with $32.2 million of cash on-hand, to repay a $75.0 million principal amount, 10% subordinated note, plus $10.0 million of accrued interest to Limited Brands; repurchase from LFAS, Inc., an affiliate of Limited Brands, a common stock warrant for $20.0 million plus a contingent obligation; and pay $2.2 million of fees and expenses associated with these transactions. The Company measured the fair value of the contingent obligation ("derivative instrument") on March 16, 2004 and reported $16.3 million as a reduction of stockholders' equity and a liability on the consolidated balance sheet. During fiscal year 2004, the Company remeasured the fair value of the contingent obligation, which resulted in a charge to earnings of $29.4 million. On May 19, 2004, the Company entered into a new credit facility comprised of a five-year $75.0 million junior secured term loan ("May 19, 2004 term loan"). The Company used the $75.0 million loan proceeds to purchase substantially all of the Company's outstanding Series A preferred stock for $72.4 million, which included $62.5 million aggregate principal amount and $12.5 million accrued and unpaid dividends, and is presented net of $2.6 million of promissory notes receivable and $0.2 million of common stock subscription receivable. Additionally, cash on-hand was used to pay $1.9 million of fees and expenses related to these transactions. On October 13, 2004, the Company used approximately $75.2 million of the net proceeds received from the initial public offering to repay the $75.0 million May 19, 2004 term loan, plus accrued and unpaid interest of approximately $0.2 million. In connection with the early repayment of both the $75.0 million, 10% subordinated note to Limited Brands and the $75.0 million May 19, 2004 term loan during fiscal year 2004, the Company recorded $2.0 million of charges related to the write-off of unamortized deferred financing costs.

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

On August 22, 2007, the Company's credit facilities were further amended to provide for, among other matters, an extension of the term of the Company's existing $90.0 million revolving credit facility and existing term loan to March 17, 2012. As of January 31, 2009, the outstanding principal balance of the term loan was $19.5 million.

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

  •
  the Company's ability to successfully integrate its restructuring and cost reduction program;

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

  •
  the Company's reliance on foreign sources of production, including the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges, local business practices, potential delays in shipping and related pricing impacts and political issues and fluctuation in currency and exchange rates;

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

Overview

        The Company is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 31, 2009, the Company operated 589 stores in 44 states.

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 31, 2009 and February 2, 2008 and the 53-week year ended February 3, 2007 are referred to herein as "fiscal year 2008," "fiscal year 2007" and "fiscal year 2006," respectively. The 52-week year ending January 30, 2010 is referred to herein as "fiscal year 2009."

        As of February 2, 2008, the Company completed the closure of all of the Company's 23 JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented. Unless otherwise noted, the description of the Company's business, including all financial and store operating data, presented in this Annual Report on Form 10-K relate to the New York & Company business.

Fiscal Year 2008 Summary

        The dramatic deterioration in financial markets and the adverse affect on the U.S. and global economy throughout the second half of fiscal year 2008 resulted in a significant reduction in consumer confidence and the level of consumer spending on the merchandise the Company offers. In response, the Company initiated a comprehensive review of its business and on January 8, 2009 announced the launch of a multi-year restructuring and cost reduction program that is expected to generate approximately $175 million in pre-tax savings over the next five years, of which approximately $30 million is expected to be realized in fiscal year 2009. This program is designed to streamline the

Company's organization by reducing costs and eliminating underperforming assets while enhancing efficiency and profitability.

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing resulting in a permanent reduction of 12% of the Company's field management in its existing stores and approximately a 10% reduction of corporate office professionals;

  •
  The optimization of the Company's store portfolio, including the closure of 40 to 50 underperforming stores over a five year period;

  •
  A broad based cost reduction effort across all aspects of the Company's business; and

  •
  Significant reductions in capital expenditure plans as compared to fiscal year 2008.

        During the fourth quarter of fiscal year 2008, the Company recorded a pre-tax restructuring charge of $24.5 million, comprised of a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. The Company does not currently expect to record any material restructuring charges for these matters in fiscal year 2009.

        The ongoing deterioration of the macroeconomic environment and the resulting impact on consumer spending during fiscal year 2008 contributed to a significant decrease in the Company's comparable store sales, which resulted in a loss of leverage on buying and occupancy costs and a decline in profit margins. Net sales for fiscal year 2008 were $1,139.9 million, as compared to net sales of $1,194.9 million for fiscal year 2007. Comparable store sales decreased 8.6% for fiscal year 2008, as compared to a comparable store sales decrease of 1.3% for fiscal year 2007. Loss from continuing operations in fiscal year 2008 was $20.3 million, or $0.34 per diluted share, inclusive of a loss of $0.29 per diluted share attributable to the restructuring charges discussed above, a $2.5 million charge incurred in connection with management changes during the third quarter of fiscal year 2008, and a $1.5 million charge related to legal settlements recorded during the fourth quarter of fiscal year 2008. This compares to income from continuing operations of $26.7 million, or $0.44 per diluted share, in fiscal year 2007. For a discussion of the more significant factors impacting these results, see "Results of Operations" below.

        Capital spending for fiscal year 2008 was $44.6 million, as compared to $75.5 million for fiscal year 2007. The $44.6 million of capital spending represents $26.8 million related to the construction of new stores and the remodeling of existing stores and $17.8 million related to non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and expects to complete the upgrade of its merchandise planning system during fiscal year 2009. During fiscal year 2008, the Company successfully opened 25 new stores, closed 14 stores, and completed 14 remodels, ending the fiscal year operating 589 stores in 44 states, as compared to 578 stores as of February 2, 2008. Total selling square footage as of January 31, 2009 was 3.295 million, compared to 3.327 million as of February 2, 2008.

        As of January 31, 2009, the Company had cash and cash equivalents of $54.3 million, working capital of $70.6 million and availability under its revolving credit facility of $68.7 million. Looking forward to fiscal year 2009, the Company will focus on managing expenses and inventory tightly and conserving cash in order to position itself for growth once the macroeconomic environment begins to improve. Capital expenditures are estimated to be approximately $15.0 million in fiscal year 2009, down from $44.6 million in fiscal year 2008.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2008, fiscal year 2007 and fiscal year 2006:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.0%	71.3%	68.2%

Gross profit	26.0%	28.7%	31.8%
Selling, general and administrative expenses	26.8%	24.9%	24.7%
Restructuring charges	2.2%	—%	—%

Operating (loss) income	(3.0)%	3.8%	7.1%
Interest expense, net	0.1%	0.1%	0.1%

(Loss) income from continuing operations before income taxes	(3.1)%	3.7%	7.0%
(Benefit) provision for income taxes	(1.3)%	1.5%	2.8%

(Loss) income from continuing operations	(1.8)%	2.2%	4.2%
Income (loss) from discontinued operations, net of taxes	0.1%	(2.6)%	(0.2)%

Net (loss) income	(1.7)%	(0.4)%	4.0%

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(8.6)%	(1.3)%	(2.7)%
Net sales per average selling square foot(1)	$344	$364	$358
Net sales per average store(2)	$1,952	$2,145	$2,218
Average selling square footage per store(3)	5,594	5,757	6,038

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2008		Fiscal Year 2007		Fiscal Year 2006
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	578	3,327,450	536	3,236,540	503	3,207,627
New stores	25	104,641	54	228,727	52	241,048
Closed stores	(14)	(98,572)	(12)	(88,042)	(19)	(138,208)
Net impact of remodeled stores on selling square feet	—	(38,740)	—	(49,775)	—	(73,927)

Stores open, end of period	589	3,294,779	578	3,327,450	536	3,236,540

Fiscal Year 2008 Compared to Fiscal Year 2007

        Net Sales.    Net sales for fiscal year 2008 were $1,139.9 million, as compared to net sales of $1,194.9 million for fiscal year 2007. The dramatic deterioration in financial markets and the adverse effect on the U.S. and global economy throughout the second half of fiscal year 2008 resulted in a significant reduction in consumer confidence and the level of consumer spending on the merchandise the Company offers. The Company's comparable store sales decreased 8.6% for fiscal year 2008, which resulted in a loss of leverage on buying and occupancy costs and a decline in profit margins. This decrease in comparable store sales was partially offset by an increase in non-comparable store sales, driven by net sales from new store openings not yet included in comparable store sales. In the comparable store base, the average dollar sales per transaction decreased 1.9%, and the number of transactions per average store decreased 6.8%, as compared to last year.

        Gross Profit.    Gross profit decreased $46.8 million to $296.4 million, or 26.0% of net sales, during fiscal year 2008, as compared to $343.2 million, or 28.7% of net sales, during fiscal year 2007. During the first half of fiscal year 2008, the Company improved gross profit by 220 basis points, which was primarily the result of a 340 basis point improvement in merchandise margins, reflecting the success of the Company's strategy to improve margin through disciplined inventory control and targeted, well-planned promotions, partially offset by a 120 basis point increase in buying and occupancy costs as a percentage of net sales. As the impact of the economic downturn worsened during the second half of fiscal year 2008, the improvement in gross profit recognized during the first half of the fiscal year was more than offset by a decrease in gross profit realized during the second half of the fiscal year. For full fiscal year 2008, gross profit as a percentage of net sales decreased by 270 basis points, resulting primarily from a 230 basis point increase in buying and occupancy costs as a percentage of net sales primarily due to the lack of leverage resulting from negative comparable store sales. In addition, merchandise margins decreased by 40 basis points during fiscal year 2008 resulting from the decrease in comparable store sales and an increase in promotional and inventory clearance activity throughout the second half of the fiscal year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $7.8 million to $306.1 million, or 26.8% of net sales, during fiscal year 2008, as compared to $298.3 million, or 24.9% of net sales, during fiscal year 2007, primarily as a result of spending to support new stores. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by the impact of the Company's ongoing cost savings initiatives. In addition, selling, general and administrative expenses includes a $2.5 million charge related to management changes during the third quarter of fiscal year 2008 and a $1.5 million charge recognized during the fourth quarter of fiscal year 2008 in connection with the settlement of two separate class action lawsuits in the State of California. On an average store basis, selling general and administrative expenses declined by 2.1%, reflecting the success of the Company's expense control efforts.

        Restructuring Charges.    In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded pre-tax restructuring charges totaling $24.5 million, or 2.2% of net sales, during the fourth quarter of fiscal year 2008. The charges included a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. For further information related to the restructuring and cost reduction program, please refer to Note 3, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for fiscal year 2008 was $34.3 million, or 3.0% of net sales, as compared to operating income of $44.9 million, or 3.8% of net sales, during fiscal year 2007.

        Interest Expense, Net.    Net interest expense decreased to $0.7 million during fiscal year 2008, as compared to $1.2 million during fiscal year 2007. The decrease in net interest expense is primarily related to a decrease in borrowings and fluctuations in interest rates.

        (Benefit) Provision for Income Taxes.    The effective tax rate during fiscal year 2008 reflects a benefit of 42.0%, as compared to a provision of 38.9% during fiscal year 2007. The change in effective tax rate for fiscal year 2008, as compared to fiscal year 2007, is primarily due to a tax benefit resulting from the reduction of tax positions for prior years.

        (Loss) Income from Continuing Operations.    For the reasons discussed above, loss from continuing operations was $20.3 million, or 1.8% of net sales, for fiscal year 2008. This compares to income from continuing operations of $26.7 million, or 2.2% of net sales, for fiscal year 2007.

        Income (Loss) from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, which represents the operations of JasmineSola, was $0.5 million for fiscal year 2008, as compared to a loss of $31.5 million for fiscal year 2007. The $31.5 million loss from discontinued operations, net of taxes in fiscal year 2007 is primarily related to the decision to exit the JasmineSola business and the related non-cash charges to impair certain assets of JasmineSola, including goodwill, trademarks and property and equipment, and cash charges for severance and lease termination costs.

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

        Loss from Discontinued Operations, Net of Taxes.    Loss from discontinued operations, net of taxes, which represents the operations of JasmineSola, was $31.5 million for fiscal year 2007, as compared to a loss of $2.2 million for fiscal year 2006. The increase in the loss from discontinued operations, net of taxes is directly related to the decision to exit the JasmineSola business and the related non-cash charges to impair certain assets of JasmineSola, including goodwill, trademarks and property and equipment, and cash charges for severance and lease termination costs.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust (loss) income from continuing operations for fiscal year 2008, fiscal year 2007 and fiscal year 2006. This information reflects, on a non-GAAP adjusted basis, the Company's (loss) income from continuing operations before interest expense, net; (benefit) provision for income taxes; depreciation and amortization; and loss from impairment charges ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, (loss) income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of (Loss) Income from Continuing Operations to EBITDA

	Fiscal Year 2008		Fiscal Year 2007		Fiscal Year 2006
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
(Loss) income from continuing operations	$(20,298)	(1.8)%	$26,676	2.2%	$48,396	4.2%
Add back:
Interest expense, net	726	0.1%	1,200	0.1%	1,663	0.1%
(Benefit) provision for income taxes	(14,683)	(1.3)%	17,004	1.5%	31,853	2.8%
Depreciation and amortization	43,939	3.9%	38,500	3.2%	31,607	2.7%
Loss from impairment charges	22,854	2.0%	—	—%	—	—%

EBITDA	$32,538	2.9%	$83,380	7.0%	$113,519	9.8%

Quarterly Results and Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. The following table sets forth the percentage of fiscal year net sales, operating income (loss) and income (loss) from continuing operations that was realized in each quarter of the last two fiscal years.

	Fiscal Year 2008				Fiscal Year 2007
	Quarter ended				Quarter ended
(as a % of fiscal year)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net sales	23.7%	25.9%	21.9%	28.5%	22.9%	23.9%	23.1%	30.1%
Operating income (loss)	33.2%	42.2%	(38.3)%	(137.1)%	19.9%	19.2%	18.6%	42.3%
Income (loss) from continuing operations	33.1%	42.4%	(39.4)%	(136.1)%	19.4%	18.9%	19.8%	41.9%

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

	Fiscal Year 2008				Fiscal Year 2007
	Quarter ended				Quarter ended
Statements of Operations data	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
	(Amounts in thousands, except per share data)
Net sales	$270,069	$295,668	$249,027	$325,089	$274,186	$284,966	$276,379	$359,413
Gross profit	$83,941	$88,382	$62,938	$61,114	$79,443	$78,691	$82,116	$102,955
Operating income (loss)	$11,366	$14,454	$(13,132)	$(46,943)	$8,918	$8,640	$8,358	$18,964
Income (loss) from continuing operations	$6,723	$8,610	$(7,992)	$(27,639)	$5,177	$5,036	$5,291	$11,172
Income (loss) from discontinued operations, net of taxes	$—	$167	$68	$256	$(4,375)	$(1,537)	$(21,321)	$(4,300)
Net income (loss)	$6,723	$8,777	$(7,924)	$(27,383)	$802	$3,499	$(16,030)	$6,872
Basic earnings (loss) per share of common stock:
Basic EPS— continuing operations	$0.11	$0.15	$(0.13)	$(0.46)	$0.09	$0.09	$0.09	$0.19
Basic EPS— discontinued operations	$—	$—	$—	$—	$(0.08)	$(0.03)	$(0.36)	$(0.07)

Basic earnings (loss) per share	$0.11	$0.15	$(0.13)	$(0.46)	$0.01	$0.06	$(0.27)	$0.12

Diluted earnings (loss) per share of common stock:
Diluted EPS— continuing operations	$0.11	$0.14	$(0.13)	$(0.46)	$0.08	$0.08	$0.09	$0.18
Diluted EPS— discontinued operations	$—	$—	$—	$—	$(0.07)	$(0.02)	$(0.35)	$(0.07)

Diluted earnings (loss) per share	$0.11	$0.14	$(0.13)	$(0.46)	$0.01	$0.06	$(0.26)	$0.11

Weighted average shares outstanding:
Basic shares of common stock	59,274	59,426	59,858	60,040	57,805	58,262	58,845	59,237

Diluted shares of common stock	61,232	61,395	59,858	60,040	60,869	60,954	61,074	61,214

	Fiscal Year 2008				Fiscal Year 2007
	Quarter ended				Quarter ended
(as a % of net sales)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	31.1%	29.9%	25.3%	18.8%	29.0%	27.6%	29.7%	28.6%
Operating income (loss)	4.2%	4.9%	(5.3)%	(14.4)%	3.3%	3.0%	3.0%	5.3%
Income (loss) from continuing operations	2.5%	2.9%	(3.2)%	(8.5)%	1.9%	1.8%	1.9%	3.1%

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

        As of January 31, 2009, the Company had cash and cash equivalents of $54.3 million, working capital of $70.6 million and availability under its revolving credit facility of $68.7 million. Looking forward to fiscal year 2009, the Company will focus on managing expenses and inventory tightly and conserving cash in order to position itself for growth once the macroeconomic environment begins to improve. Capital expenditures are estimated to be approximately $15.0 million in fiscal year 2009, down from $44.6 million in fiscal year 2008.

(Amounts in thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Cash and cash equivalents (including cash at discontinued operations of $1, $223 and $206, respectively)	$54,281	$73,957	$68,064
Working capital	$70,599	$84,479	$69,964

(Amounts in thousands)	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Net cash provided by operating activities of continuing operations	$34,463	$70,928	$84,479
Net cash used in investing activities of continuing operations	$(44,352)	$(75,464)	$(77,536)
Net cash (used in) provided by financing activities of continuing operations	$(3,635)	$(1,798)	$9,596
Net cash (used in) provided by discontinued operations	$(6,152)	$12,227	$(5,911)

Net (decrease) increase in cash and cash equivalents	$(19,676)	$5,893	$10,628

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $34.5 million during fiscal year 2008, as compared to net cash provided by operating activities of continuing operations of $70.9 million during fiscal year 2007. The decrease in net cash provided by operating activities of continuing operations during fiscal year 2008, as compared to fiscal year 2007, is primarily related to the loss from continuing operations in fiscal year 2008 and changes in prepaid expenses, accounts payable, deferred rent, and other assets and liabilities, partially offset by changes in accounts receivable, income taxes receivable, inventory, accrued expenses, and income taxes payable. Cash provided by deferred rent primarily consists of unamortized landlord allowances related to the Company's store expansion and remodel programs.

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

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $44.4 million, $75.5 million and $77.5 million, during fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. These amounts primarily reflect capital expenditures related to the construction of new stores, the remodeling of existing stores and non-store capital projects. During fiscal year 2008, the Company invested $17.8 million in non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of its existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and expects to complete the upgrade of its merchandise planning system during fiscal year 2009.

        The decrease in net cash used in investing activities of continuing operations during fiscal year 2008, as compared to fiscal year 2007, is due to the construction of 25 new stores and the remodeling of 14 existing stores during fiscal year 2008, as compared to 54 new stores and 25 remodeled stores in fiscal year 2007. During fiscal year 2006, the Company opened 52 new stores and remodeled 35 existing stores.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $3.6 million during fiscal year 2008, as compared to net cash used in financing activities of continuing operations of $1.8 million during fiscal year 2007. Net cash used in financing activities of continuing operations for fiscal year 2008 consisted of the following: quarterly payments against the Company's outstanding term loan totaling $6.0 million; $2.5 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company; and payment of financing costs totaling $0.2 million in connection with the December 9, 2008 amendment of the Company's credit facilities. Net cash used in financing activities of continuing operations for fiscal year 2007 consisted primarily of the following: quarterly payments against the Company's outstanding term loan totaling $6.0 million; $4.7 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company; and payment of financing costs totaling $0.4 million in connection with the August 22, 2007 amendment of the Company's credit facilities.

        Net cash used in financing activities of continuing operations was $1.8 million during fiscal year 2007, as compared to net cash provided by financing activities of continuing operations of $9.6 million during fiscal year 2006. Net cash used in financing activities of continuing operations for fiscal year 2007 is explained in the preceding paragraph. Net cash provided by financing activities of continuing operations for fiscal year 2006 consisted of the following: proceeds of $2.3 million from the public offering of common stock, consummated on January 31, 2006; the payment of $0.4 million in fees and expenses related to the offering; quarterly payments against the Company's outstanding term loan totaling $6.0 million; and $13.7 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company.

Discontinued Operations Cash Flows

        Net cash used in discontinued operations was $6.2 million during fiscal year 2008, as compared to net cash provided by discontinued operations of $12.2 million during fiscal year 2007. Net cash used in discontinued operations during fiscal year 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities. Net cash provided by discontinued operations for fiscal year 2007 consisted primarily of $12.6 million of cash provided by operating activities, which was largely the result of the tax benefit associated with the impairment charges related to JasmineSola trademarks, goodwill and property and equipment and the liquidation of JasmineSola inventory during the closeout period.

        Net cash provided by discontinued operations was $12.2 million during fiscal year 2007, as compared to net cash used in discontinued operations of $5.9 million during fiscal year 2006. Net cash provided by discontinued operations for fiscal year 2007 is explained in the preceding paragraph. Net cash used in discontinued operations for fiscal year 2006 was related primarily to capital expenditures of $5.4 million for the construction of nine JasmineSola stores.

Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement. The Loan Agreement further amended and restated the Amended and Restated Loan and Security Agreement, dated March 16, 2004, among Lerner New York, Inc. and Lernco, Inc., as borrowers, together with the Agent and the lenders party thereto, as amended.

        The Company's credit facilities currently consist of a term loan, of which $19.5 million was outstanding at January 31, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

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

        As of January 31, 2009, the Company had availability under its revolving credit facility of $68.7 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $72.2 million, net of letters of credit outstanding of $6.8 million, as of February 2, 2008. As of January 31, 2009 and February 2, 2008, there were no loans outstanding under the revolving credit facility. Borrowings under the revolving credit facility are due March 17, 2012, and may be borrowed, repaid and reborrowed prior to maturity.

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facilities will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2009.

Off-Balance Sheet Arrangements

        The Company does not have off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of January 31, 2009:

		Payments Due by Period(4)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$19,500	$6,000	$13,500	$—	$—
Operating leases(2)	732,688	109,232	203,472	185,894	234,090
Purchase obligations(3)	97,536	90,036	7,500	—	—

Total contractual obligations	$849,724	$205,268	$224,472	$185,894	$234,090

(1)
Does not include any scheduled interest payments.

(2)
Represents future minimum lease payments, under non-cancelable leases as of January 31, 2009. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2008, CAM charges and real estate taxes were $70.7 million and other landlord charges were $5.9 million.

(3)
Represents purchase orders for merchandise not yet received or recorded on the consolidated balance sheet, as well as a contractual obligation for distribution and logistics services used in the normal course of business.

(4)
Not included in the above table are net potential cash obligations of $3.6 million associated with unrecognized tax benefits and $3.5 million associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the unfunded pension liability, please refer to Note 14, "Income Taxes" and Note 10, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of January 31, 2009:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$101	$101	$—	$—	$—
Standby letters of credit(1)	6,778	6,778	—	—	—

Total commercial commitments	$6,879	$6,879	$—	$—	$—

(1)
Issued under its revolving credit facility. At January 31, 2009, there were no outstanding borrowings under this facility.

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

        Inventory Valuation.    Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold, buying and occupancy costs for all inventory on-hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management's operating projections.

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or

Disposal of Long-Lived Assets" ("SFAS No. 144"). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded a non-cash charge of $22.9 million during the fourth quarter of fiscal year 2008 related to the impairment of store assets. In connection with the decision to exit the JasmineSola business, during the third quarter of fiscal year 2007, the Company recorded a non-cash charge of approximately $6.9 million related to JasmineSola property and equipment. The Company's evaluations during fiscal year 2006 resulted in no material asset impairment charges.

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

        The calculation of estimated fair values used in the evaluation of goodwill and other intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk

Factors." An impairment loss could have a material adverse impact on the Company's results of operations. The Company's fiscal year 2008 impairment test did not result in any impairment. In connection with the decision to exit the JasmineSola business, during the third quarter of fiscal year 2007, the Company recorded non-cash impairment charges of $17.2 million and $11.1 million related to the JasmineSola trademarks and goodwill, respectively. The Company's fiscal year 2006 impairment test did not result in any impairment.

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

Adoption of New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income (loss) in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions at February 3, 2007 and the measurement date provisions at January 31, 2009 did not have a material impact on the Company's financial position and results of operations.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of January 31, 2009, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report of management on internal control over financial reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2009.

        The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear on page 53 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 29, 2009.

        On July 24, 2008, the Company filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K and to the annual report on Form 10-K for the year ended February 2, 2008 the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 29, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 29, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 29, 2009.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 29, 2009.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2006	Sales Return Reserve	$2,113	$41,438	$41,578	$1,973
2007	Sales Return Reserve	$1,973	$39,800	$39,756	$2,017
2008	Sales Return Reserve	$2,017	$40,379	$40,717	$1,679
  3.
  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on December 22, 2006.++
10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on May 4, 2007.++
10.4	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on April 10, 2008.++

Exhibit No.	Description
10.5	Amendment No. 4 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on January 28, 2009.
10.6	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.7	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Ronald W. Ristau, as amended on December 22, 2006.++
10.8	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Ronald W. Ristau, as amended on April 10, 2008.++
10.9	Separation Agreement and General Release between New York & Company, Inc., Lerner New York, Inc. and Ronald W. Ristau, dated November 19, 2008. T T T
10.10	Amendment No. 1 to Separation Agreement and General Release, dated November 19, 2008, between New York & Company, Inc., Lerner New York, Inc. and Ronald W. Ristau, as amended on January 27, 2009.
10.11	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.††
10.12	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and John DeWolf.††
10.13	Employment Letter, dated as of April 20, 2006, between New York & Company, Inc. and Leslie Goldmann.
10.14	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.
10.15	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.†††
10.16	Amendment No.1 to Employment Letter, dated as of March 13, 2006 between New York & Company, Inc. and John DeWolf, as amended December 22, 2006.†††
10.17	Amendment No.1 to Employment Letter, dated as of April 20, 2006 between New York & Company, Inc. and Leslie Goldmann, as amended December 22, 2006.
10.18	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.19	Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.20	Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.
10.21	Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.
10.22	Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.

Exhibit No.	Description
10.23	Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of August 22, 2007. T T
10.24	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of December 9, 2008. T T T
10.25	Second Amended and Restated Guarantee made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., Associated Lerner Shops of America, Inc. and Lerner New York GC, LLC in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.26	Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.27	Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.28	Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.29	Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.30	Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.31	Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.32	Performance Unit Award Agreement, dated as of January 28, 2009, between New York & Company, Inc. and Richard P. Crystal.
10.33	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.34	New York & Company, Inc. 2006 Long-Term Incentive Plan approved by the Company's Board of Directors and Stockholders on May 3, 2006 and June 21, 2006, respectively. +++
21.1	Subsidiaries of the Registrant.††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2009.

Exhibit No.	Description
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2009.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 7, 2009.

†	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.
††	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the SEC on April 7, 2006.
†††	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the SEC on April 6, 2007.
††††	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the SEC on April 8, 2008.
T	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2006, as filed with the SEC on June 8, 2006.
T T	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007, as filed with the SEC on September 7, 2007.
T T T	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, as filed with the SEC on December 11, 2008.
*	Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.
**	Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.
+	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 17, 2006.
++	Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008.
+++	Incorporated by reference from the Company's 2006 Proxy Statement, as filed with the SEC on May 19, 2006.
(b)
The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2009.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS G. TOAL Sheamus G. Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ RICHARD P. CRYSTAL Richard P. Crystal	Chairman and Chief Executive Officer (Principal executive officer)	April 7, 2009
/s/ SHEAMUS G. TOAL Sheamus G. Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 7, 2009
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 7, 2009
/s/ PHILIP M. CARPENTER III Philip M. Carpenter III	Director	April 7, 2009
/s/ DAVID H. EDWAB David H. Edwab	Director	April 7, 2009
/s/ JOHN D. HOWARD John D. Howard	Director	April 7, 2009
/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	April 7, 2009

Name	Title	Date

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	April 7, 2009
/s/ GRACE NICHOLS Grace Nichols	Director	April 7, 2009
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 7, 2009
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 7, 2009
/s/ PAMELA GRUNDER SHEIFFER Pamela Grunder Sheiffer	Director	April 7, 2009

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2009 and our report dated March 18, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 18, 2009

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal year ended January 31, 2009 (52-weeks)	Fiscal year ended February 2, 2008 (52-weeks)	Fiscal year ended February 3, 2007 (53-weeks)
	(Amounts in thousands, except per share amounts)
Net sales	$1,139,853	$1,194,944	$1,153,333
Cost of goods sold, buying and occupancy costs	843,478	851,739	786,757

Gross profit	296,375	343,205	366,576
Selling, general and administrative expenses	306,101	298,325	284,664
Restructuring charges	24,529	—	—

Operating (loss) income	(34,255)	44,880	81,912
Interest expense, net of interest income of $1,026, $1,534 and $1,416, respectively	726	1,200	1,663

(Loss) income from continuing operations before income taxes	(34,981)	43,680	80,249
(Benefit) provision for income taxes	(14,683)	17,004	31,853

(Loss) income from continuing operations	(20,298)	26,676	48,396
Income (loss) from discontinued operations, net of taxes	491	(31,533)	(2,226)

Net (loss) income	$(19,807)	$(4,857)	$46,170

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.34)	$0.46	$0.86
Basic earnings (loss) per share from discontinued operations	0.01	(0.54)	(0.04)

Basic (loss) earnings per share	$(0.33)	$(0.08)	$0.82

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.34)	$0.44	$0.81
Diluted earnings (loss) per share from discontinued operations	0.01	(0.52)	(0.04)

Diluted (loss) earnings per share	$(0.33)	$(0.08)	$0.77

Weighted average shares outstanding:
Basic shares of common stock	59,650	58,537	56,072

Diluted shares of common stock	59,650	61,028	60,031

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2009	February 2, 2008
	(Amounts in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$54,280	$73,734
Accounts receivable	11,993	18,523
Income taxes receivable	10,202	11,730
Inventories, net	104,861	103,923
Prepaid expenses	24,610	21,991
Other current assets	2,390	1,913
Current assets of discontinued operations	110	716

Total current assets	208,446	232,530
Property and equipment, net	217,248	239,557
Intangible assets	14,879	14,843
Deferred income taxes	14,897	—
Other assets	1,343	1,500
Non-current assets of discontinued operations	—	26

Total assets	$456,813	$488,456

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000
Accounts payable	68,431	77,177
Accrued expenses	61,121	53,618
Deferred income taxes	2,020	3,928
Current liabilities of discontinued operations	275	7,328

Total current liabilities	137,847	148,051
Long-term debt, net of current portion	13,500	19,500
Deferred income taxes	—	3,747
Deferred rent	75,848	72,537
Other liabilities	7,122	4,660

Total liabilities	234,317	248,495
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 60,508 and 59,286 shares issued and outstanding at January 31, 2009 and February 2, 2008, respectively	60	59
Additional paid-in capital	152,330	148,208
Retained earnings	72,158	91,974
Accumulated other comprehensive loss	(2,052)	(280)

Total stockholders' equity	222,496	239,961

Total liabilities and stockholders' equity	$456,813	$488,456

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal year ended January 31, 2009 (52-weeks)	Fiscal year ended February 2, 2008 (52-weeks)	Fiscal year ended February 3, 2007 (53-weeks)
	(Amounts in thousands)
Operating activities
Net (loss) income	$(19,807)	$(4,857)	$46,170
Less: Income (loss) from discontinued operations, net of taxes	491	(31,533)	(2,226)

(Loss) income from continuing operations	(20,298)	26,676	48,396
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	43,939	38,500	31,607
Loss from impairment charges	22,854	—	—
Amortization of deferred financing costs	232	234	277
Share-based compensation expense	1,575	1,660	1,665
Deferred income taxes	(19,361)	1,262	(1,326)
Changes in operating assets and liabilities:
Accounts receivable	6,530	(4,737)	(1,117)
Income taxes receivable	1,528	(11,730)	—
Inventories, net	(938)	(1,667)	3,477
Prepaid expenses	(2,619)	(2,408)	(1,129)
Accounts payable	(8,746)	14,223	(26,607)
Accrued expenses	7,503	(5,575)	4,109
Income taxes payable	—	(6,391)	6,391
Deferred rent	3,311	18,704	19,217
Other assets and liabilities	(1,047)	2,177	(481)

Net cash provided by operating activities of continuing operations	34,463	70,928	84,479
Investing activities
Acquisition of trademarks	(36)	—	—
Proceeds from sale of fixed assets	260	—	—
Capital expenditures	(44,576)	(75,464)	(77,536)

Net cash used in investing activities of continuing operations	(44,352)	(75,464)	(77,536)
Financing activities
Net proceeds from public offering	—	—	2,295
Payment of offering costs related to public offering	—	—	(439)
Repayment of debt	(6,000)	(6,000)	(6,000)
Payment of financing costs	(183)	(369)	—
Proceeds from exercise of stock options	167	265	1,209
Excess tax benefit from exercise of stock options	2,381	4,481	12,531
Other	—	(175)	—

Net cash (used in) provided by financing activities of continuing operations	(3,635)	(1,798)	9,596
Cash flows from discontinued operations
Operating cash flows	(6,152)	12,628	(496)
Investing cash flows	—	(401)	(5,415)
Financing cash flows	—	—	—

Net cash (used in) provided by discontinued operations	(6,152)	12,227	(5,911)
Net (decrease) increase in cash and cash equivalents	(19,676)	5,893	10,628
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $223, $206 and $1,593, respectively)	73,957	68,064	57,436

Cash and cash equivalents at end of period (including cash at discontinued operations of $1, $223 and $206, respectively)	$54,281	$73,957	$68,064

Cash paid during the period for interest	$1,608	$2,571	$2,873

Cash paid during the period for taxes	$3,555	$8,186	$11,130

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
	(Amounts in thousands)
Balance at January 28, 2006	54,629	$55	$126,490	$52,974	$(469)	$179,050
Fees related to the public offering	—	—	(89)	—	—	(89)
Stock options exercised	2,872	2	1,207	—	—	1,209
Restricted stock issued	37	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	12,531	—	—	12,531
Share-based compensation expense	—	—	1,665	—	—	1,665
Net income	—	—	—	46,170	—	46,170
Minimum pension liability adjustment, net of tax	—	—	—	—	263	263

Comprehensive income, net of tax	—	—	—	—	—	46,433

Balance at February 3, 2007	57,538	57	141,804	99,144	(206)	240,799
Stock options exercised	1,734	2	263	—	—	265
Restricted stock issued	14	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	4,481	—	—	4,481
Share-based compensation expense	—	—	1,660	—	—	1,660
Cumulative effect of adoption of FIN 48	—	—	—	(2,313)	—	(2,313)
Net loss	—	—	—	(4,857)	—	(4,857)
Minimum pension liability adjustment, net of tax	—	—	—	—	(74)	(74)

Comprehensive loss, net of tax	—	—	—	—	—	(4,931)

Balance at February 2, 2008	59,286	59	148,208	91,974	(280)	239,961
Stock options exercised	820	1	166	—	—	167
Restricted stock issued	410	—	—	—	—	—
Restricted stock forfeits	(8)	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	2,381	—	—	2,381
Share-based compensation expense	—	—	1,575	—	—	1,575
Cumulative effect of adoption of SFAS 158	—	—	—	(9)	—	(9)
Net loss	—	—	—	(19,807)	—	(19,807)
Minimum pension liability adjustment, net of tax	—	—	—	—	(1,772)	(1,772)

Comprehensive loss, net of tax	—	—	—	—	—	(21,579)

Balance at January 31, 2009	60,508	$60	$152,330	$72,158	$(2,052)	$222,496

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

January 31, 2009

1. Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 31, 2009, the Company operated 589 stores in 44 states.

        The Company was founded in 1918 and operated as a subsidiary of Limited Brands, Inc. ("Limited Brands") from 1985 to 2002. New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. ("Lerner Holding") and its subsidiaries from Limited Brands, an unrelated company. On November 27, 2002, Irving Place Capital, formerly known as Bear Stearns Merchant Banking, completed the acquisition of Lerner Holding and its subsidiaries from Limited Brands (the "acquisition of Lerner Holding"). On October 6, 2004, the Company completed an initial public offering and listed its common stock on the New York Stock Exchange.

Basis of Presentation and Principles of Consolidation

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended January 31, 2009 ("fiscal year 2008"), the 52-weeks ended February 2, 2008 ("fiscal year 2007"), and the 53-weeks ended February 3, 2007 ("fiscal year 2006"). Lerner Holding's wholly owned subsidiaries consist of Lerner New York, Inc. (and its wholly owned subsidiaries, which includes Jasmine Company, Inc.), Lernco, Inc., and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

        On October 18, 2007, the Company announced its decision to close all stores operated by the Company's subsidiary, Jasmine Company, Inc. ("JasmineSola"), by the end of the fourth quarter of fiscal year 2007. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola™ branded stores, which the Company acquired on July 19, 2005. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods. Unless otherwise noted, the information presented in these Notes to Consolidated Financial Statements relates to the New York & Company business.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

2. Summary of Significant Accounting Policies

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

Inventories

        Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method.

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 31, 2009 and February 2, 2008, the deferred lease liability was $75.8 million and $72.5 million, respectively, and is reported as deferred rent on the consolidated balance sheets. The increase in deferred rent during fiscal year 2008 is primarily related to the 25 new stores opened and 14 stores remodeled during the fiscal year.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are recorded at cost. Expenditures for new properties and improvements are capitalized, while the cost of repair and maintenance is charged to expense. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

        The estimated useful lives of property and equipment, for financial statement purposes, are as follows:

Depreciable Fixed Assets	Useful Life
Land	—
Store fixtures and equipment	3-10 years
Office furniture, fixtures, and equipment	3-10 years
Software	3-5 years
Leasehold improvements	Lesser of the useful life or the term of the lease

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

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2008	$32,217
2007	$33,546
2006	$33,053

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        At January 31, 2009 and February 2, 2008, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $1.5 million and $1.2 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. When the Company repays debt prior to its maturity, the related unamortized deferred financing costs are written-off and reported as a loss on modification and extinguishment of debt in the consolidated statements of operations. At January 31, 2009 and February 2, 2008, deferred financing costs were $0.7 million and $0.7 million, net of accumulated amortization of $1.0 million and $0.8 million, respectively.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values of cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair value due to the short-term maturities of such items.

        At January 31, 2009 and February 2, 2008, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For fiscal year 2008, other comprehensive loss consisted of a minimum pension liability adjustment of $1.8 million, net of a $1.2 million tax benefit. For fiscal year 2007, other comprehensive loss consisted of a minimum pension liability adjustment of $0.1 million, net of taxes. For fiscal year 2006, other comprehensive income consisted of a minimum pension liability adjustment of $0.3 million, net of taxes of $0.2 million. Accumulated other comprehensive loss is reported separately in the consolidated statement of stockholders' equity.

Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted earnings per share are calculated based on the weighted

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

2. Summary of Significant Accounting Policies (Continued)

average number of outstanding shares of common stock plus the dilutive effect of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(Amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(20,298)	$26,676	$48,396
Income (loss) from discontinued operations, net of taxes	491	(31,533)	(2,226)

Net (loss) income	$(19,807)	$(4,857)	$46,170

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,650	58,537	56,072

Basic (loss) earnings per share from continuing operations	$(0.34)	$0.46	$0.86
Basic earnings (loss) per share from discontinued operations	0.01	(0.54)	(0.04)

Basic (loss) earnings per share	$(0.33)	$(0.08)	$0.82

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,650	58,537	56,072
Plus impact of stock options and restricted stock	—	2,491	3,959

Diluted shares of common stock	59,650	61,028	60,031

Diluted (loss) earnings per share from continuing operations	$(0.34)	$0.44	$0.81
Diluted earnings (loss) per share from discontinued operations	0.01	(0.52)	(0.04)

Diluted (loss) earnings per share	$(0.33)	$(0.08)	$0.77

        The calculation of diluted (loss) earnings per share from continuing operations for fiscal year 2008, fiscal year 2007, and fiscal year 2006 excludes options to purchase 2,613,297 shares, 973,608 shares, and 805,062 shares, respectively, due to their antidilutive effect.

Recently Issued Accounting Pronouncements

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and requires companies to recognize changes in that funded status in comprehensive income (loss) in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the recognition provisions at February 3, 2007 and the measurement date provisions at January 31, 2009 did not have a material impact on the Company's financial position and results of operations.

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

3. Restructuring

        In response to the ongoing deterioration of the macroeconomic environment and the resulting impact on consumer spending in the retail sector, the Company initiated a comprehensive review of its business and on January 8, 2009 announced the launch of a multi-year restructuring and cost reduction program that is expected to generate approximately $175 million in pre-tax savings over the next five years, of which approximately $30 million is expected to be realized during the fiscal year ending January 30, 2010 ("fiscal year 2009"). This program is designed to streamline the Company's

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

3. Restructuring (Continued)

organization by reducing costs and eliminating underperforming assets while enhancing efficiency and profitability.

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing resulting in a permanent reduction of 12% of the Company's field management in its existing stores and approximately a 10% reduction of corporate office professionals;

  •
  The optimization of the Company's store portfolio, including the closure of 40 to 50 underperforming stores over a five year period;

  •
  A broad based cost reduction effort across all aspects of the Company's business; and

  •
  Significant reductions in capital expenditure plans as compared to fiscal year 2008.

        Strategic Staff Downsizing.    The strategic staff reductions involve a streamlining of the Company's field management organization which will result in a permanent net reduction of approximately 260 management level positions in its existing stores. In addition, the Company has eliminated approximately 50 corporate office positions, consisting of salaried managers and support professionals. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," the Company recorded a pre-tax charge of $1.7 million during the fourth quarter of fiscal year 2008 in connection with these reductions. These reductions are expected to result in pre-tax savings of approximately $12 million per year beginning in fiscal year 2009.

        Optimization of Store Portfolio.    The store optimization component of the restructuring involves the closure of approximately 40 to 50 underperforming stores and the related non-cash impairment of store assets in underperforming or closing stores. The Company conducted a review of the performance of each of its stores in order to identify stores that do not demonstrate the potential to deliver an acceptable long-term return on investment. The Company plans to close stores that do not meet this return on investment criteria in a staged approach over the next five years upon the termination of the respective leases or upon the exercise of kickout provisions, and as a result, the Company does not presently anticipate that it will incur significant lease exit costs associated with these decisions. In accordance with SFAS No. 144, the Company recorded a non-cash charge of $22.9 million related to the impairment of store assets in the fourth quarter of fiscal year 2008. In fiscal year 2008, these stores achieved approximately $60 to $70 million in sales and generated negative four-wall profit contribution. The Company currently expects to close 10 to 15 of these underperforming stores in fiscal year 2009, with the remainder of the planned store closures occurring over fiscal years 2010 to 2013. The Company currently estimates that these efforts will result in annualized pre-tax savings of $4 to $6 million beginning in fiscal year 2009.

        Broad Based Cost Reductions.    The Company has initiated a corporate-wide program to identify and implement strategic and structural cost improvements across all aspects of the Company's business including store operations, sourcing, real estate, marketing, and general home office operations. These efforts include the optimization of external resources, reduction of discretionary spending, consolidation of certain purchasing activities to leverage scale, and the renegotiation of existing agreements to achieve cost reductions. The Company currently estimates that these efforts will result in annualized pre-tax savings of approximately $14 to $17 million per year beginning in fiscal year 2009.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

3. Restructuring (Continued)

        Capital Expenditures.    The Company plans to minimize new store openings in fiscal year 2009 and as a result, expects capital expenditures to approximate $15 million in fiscal year 2009, as compared to $44.6 million in fiscal year 2008.

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge related primarily to severance and other costs necessary to implement the restructuring and cost reduction program. Restructuring charges are reported as a separate line item in the consolidated statement of operations. As of January 31, 2009, approximately $1.0 million of severance related accruals are included in accrued expenses on the consolidated balance sheet and are expected to be paid in full during fiscal year 2009. The Company does not currently expect to record any material restructuring charges for these matters in fiscal year 2009.

4. Discontinued Operations

        On October 18, 2007, the Company announced its decision to close all 23 JasmineSola stores by the end of the fourth quarter of fiscal year 2007. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded stores, which the Company acquired on July 19, 2005. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented in accordance with SFAS No. 144.

        In accordance with SFAS No. 144 and SFAS No. 142, the Company recorded a $35.2 million non-cash charge in October 2007 related to the impairment of JasmineSola assets, including $17.2 million of trademarks, $11.1 million of goodwill, and $6.9 million of property and equipment. In accordance with SFAS No. 146, the Company recorded charges during the third and fourth quarters of fiscal year 2007 of $5.8 million for lease termination costs and $1.3 million for severance costs. As of February 2, 2008, approximately $3.4 million of lease termination accruals and $0.8 million of severance accruals are included in current liabilities of discontinued operations on the consolidated balance sheet. As of January 31, 2009, the Company had paid all lease termination and severance liabilities relating to the discontinued operations.

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(Amounts in thousands)
Net sales	$—	$43,227	$39,860

Income (loss) from discontinued operations before income taxes	$755	$(52,112)	$(3,730)
Income tax expense (benefit)	$264	$(20,579)	$(1,504)

Income (loss) from discontinued operations, net of taxes	$491	$(31,533)	$(2,226)

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

5. Significant Risks and Uncertainties

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

        The Company utilizes three major apparel suppliers, which together represented approximately 72% of the Company's merchandise purchases during fiscal year 2008. The Company's largest country sources are China, Macau and Hong Kong, which represented approximately 65% of purchases in fiscal year 2008. No individual factory represented more than approximately 5% of the Company's merchandise purchases during fiscal year 2008.

Economic Uncertainty

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers, which have recently deteriorated significantly and may continue to do so for the foreseeable future. The current downturn in the economy may continue to affect consumer purchases of the Company's merchandise and to adversely impact the Company's results of operations, liquidity and continued growth. In addition, the deteriorating economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products, which may also adversely impact the Company's results of operations, liquidity and continued growth.

6. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at January 31, 2009 and February 2, 2008 was $0.8 million and $1.8 million, respectively. The Company does not have any off-balance sheet arrangements.

7. Goodwill and Other Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks and historically the JasmineSola trademarks and goodwill associated with the

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

7. Goodwill and Other Intangible Assets (Continued)

acquisition of JasmineSola on July 19, 2005, which were initially valued at $14.8 million, $17.2 million and $11.1 million, respectively. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

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

        The Company's fiscal year 2008 impairment test did not result in any impairment. In connection with the decision to exit the JasmineSola business, during the third quarter of fiscal year 2007, the Company recorded non-cash impairment charges of $17.2 million and $11.1 million related to the JasmineSola trademarks and goodwill, respectively. The Company's fiscal year 2006 impairment test did not result in any impairment.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

8. Property and Equipment

        Property and equipment at January 31, 2009 and February 2, 2008 consist of the following:

	January 31, 2009	February 2, 2008
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	162,475	143,108
Office furniture, fixtures, and equipment	13,937	11,084
Leasehold improvements	183,473	168,387
Software	24,118	14,941
Construction in progress	3,431	10,892

Total	387,551	348,529
Less accumulated depreciation	170,303	108,972

Property and equipment, net	$217,248	$239,557

        Depreciation expense amounted to approximately $43.8 million, $38.3 million and $31.3 million for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. In addition, during the fourth quarter of fiscal year 2008, the Company recorded a non-cash charge of $22.9 million related to the impairment of store assets in connection with its restructuring and cost reduction program.

9. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable operating leases expiring in various years through 2020. Leases on retail business locations specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and provide renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

        A summary of rent expense is as follows:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(Amounts in thousands)
Fixed minimum rentals	$102,764	$100,046	$92,826
Contingent rentals	4,301	4,164	5,070

Total store rentals	107,065	104,210	97,896
Office space rentals	5,404	5,208	4,361
Equipment rentals	1,115	976	1,003

Total rental expense	$113,584	$110,394	$103,260

Sublease rental income	$668	$891	$1,021

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

9. Commitments and Contingencies (Continued)

        As of January 31, 2009 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2009	$109,232	$482
2010	106,067	410
2011	97,405	5
2012	94,355	—
2013	91,539	—
Thereafter	234,090	—

Total	$732,688	$897

        The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2008, CAM charges and real estate taxes were $70.7 million and other landlord charges were $5.9 million.

        As of January 31, 2009, the Company had open purchase commitments for merchandise totaling approximately $87.0 million.

Legal Proceedings

        On April 29, 2008, a class action claim was filed in the Superior Court of the State of California for the County of Contra Costa captioned Jannika Schakow v. Lerner New York, Inc. and New York & Company, Inc. The class action was seeking relief for, among other things, meal and rest periods allegedly not provided or permitted to certain eligible employees in California.

        On March 25, 2008, a class action claim was filed in the Superior Court of the State of California for the County of San Diego, the caption of which has been changed to Leslie Johnson v. Lerner New York, Inc. The class action was seeking relief for, among other things, collection of customers' personal information in a manner that is allegedly in violation of California law.

        In January 2009, the Company reached settlements in principle with the plaintiffs of both class action claims in the State of California and recorded charges in connection with the settlements totaling $1.5 million, which is reported in selling, general and administrative expenses on the consolidated statement of operations.

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

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

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2008	$6,117
2007	$5,664
2006	$4,228

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at January 31, 2009. The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan during the twelve months ending January 30, 2010. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2008	Fiscal Year 2007
Equity securities	53%	59%
Fixed income	47%	40%
Cash and cash equivalents	—%	1%

        The Company's investment policy generally targets 60% to 65% in equity securities and 35% to 40% in fixed income.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

10. Employee Benefit Plans (Continued)

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

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2008	Fiscal Year 2007
Discount rate	6.50%	5.90%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Discount rate	5.90%	5.90%	5.60%
Long-term rate of return on assets	8.00%	8.00%	8.00%

        In accordance with the recent adoption of the measurement date provisions of SFAS No. 158, the fiscal year 2008 measurement date is January 31, 2009 for the determination of benefit obligations. The

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

10. Employee Benefit Plans (Continued)

fiscal year 2007 measurement date is December 31, 2008 for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$9,583	$9,690
Service cost	245	360
Interest	550	547
Actuarial gain	(446)	(162)
Benefits paid	(909)	(852)
SFAS No. 158 adjustment due to change in the measurement date	48	—

Benefit obligation, end of period	$9,071	$9,583

Change in plan assets:
Fair value of plan assets, beginning of period	$9,087	$9,403
Actual return on plan assets	(2,679)	428
Benefits paid	(909)	(852)
Employer contributions	99	108

Fair value of plan assets, end of period	$5,598	$9,087

Funded status	$(3,473)	$(496)
Unrecognized net actuarial loss	3,432	468

Net amount recognized	$(41)	$(28)

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(3,473)	$(496)
Accumulated other comprehensive loss	3,432	468

Net amount recognized	$(41)	$(28)

        At January 31, 2009 and February 2, 2008, the Company reported a minimum pension liability of $3.5 million and $0.5 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the consolidated balance sheets. Included in accumulated other comprehensive loss at January 31, 2009 is a net loss of $0.1 million that is expected to be recognized in net periodic benefit cost during fiscal year 2009.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

10. Employee Benefit Plans (Continued)

        Net periodic benefit cost includes the following components:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(Amounts in thousands)
Service cost	$245	$360	$332
Interest cost	550	547	540
Expected return on plan assets	(691)	(714)	(719)

Net periodic benefit cost	$104	$193	$153

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2009	$935
2010	900
2011	883
2012	846
2013	823
2014-2018	3,660

Total	$8,047

11. Share-Based Compensation

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

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the "2002 Plan") to become effective on October 13, 2004. The 2002 Plan provides for the grant of either incentive stock options or non-qualified stock options. The shares to be issued upon the exercise of the options may be in whole or in part authorized and unissued shares or held by the Company as treasury shares. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006; all other new incentive awards are to be granted under the 2006 Plan. There are options to purchase 3,038,090 shares of the Company's common stock that have been or will be subject to forfeiture or expiration under the 2002 Plan at January 31, 2009 and therefore will be potentially available for issuance under the 2002 Plan. Of these options, 504,503 had not yet vested as of January 31, 2009.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

11. Share-Based Compensation (Continued)

        Under both the 2002 Plan and the 2006 Plan (together, referred to herein as the "Plans"), the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options generally have a maximum term of up to 10 years. Upon grant, the compensation committee of the Company's board of directors will determine the exercise price and term of any option at its discretion. The exercise price of an incentive stock option, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Vesting provisions for all share-based awards granted under the Plans are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding or reserved for outstanding performance units under the Plans and are available for issuance at January 31, 2009 amounted to 251,678.

        There were 4,406,415 stock options outstanding as of January 31, 2009, of which 2,561,937 were vested. The 1,844,478 unvested stock options outstanding at January 31, 2009 vest subject to the passage of time through 2012.

        A summary of the Company's stock options outstanding as of January 31, 2009 and activity for fiscal year 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	4,027	$4.31
Granted	1,542	6.12
Exercised	(820)	0.20
Forfeited	(190)	9.72
Expired	(153)	5.43

Outstanding, end of period	4,406	$5.44	5.9	$2,993

Exercisable, end of period	2,562	$3.42	4.6	$2,922

        Aggregate intrinsic value for both outstanding and exercisable options, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2009. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2008, fiscal year 2007 and fiscal year 2006 (based on the difference between the Company's stock price on the respective exercise date

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

11. Share-Based Compensation (Continued)

and the respective exercise price, multiplied by the number of respective options exercised) was $5.9 million, $17.1 million and $38.7 million, respectively.

        In accordance with the adoption provisions of SFAS No. 123-R, for compensation expense purposes, the fair value of each option granted, during the period the Company was a non-public entity, was estimated on the date granted using the Minimum-value option-pricing model for all employees and non-employee board members. In accordance with SFAS No. 123-R, for compensation expense purposes, the fair value of each option granted, as a public entity, is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options granted during fiscal year 2008, fiscal year 2007 and fiscal year 2006 was $1.61, $7.31, and $8.37, respectively. The total fair value of stock options and restricted stock vested during fiscal year 2008, fiscal year 2007 and fiscal year 2006 was $1.1 million, $1.6 million and $1.6 million, respectively.

        The following weighted average assumptions were used to value stock options:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Expected volatility	44.0%	44.0%	54.7%
Expected life	4.6 years	6.0 years	5.6 years
Risk-free interest rate	2.20%	4.50%	4.71%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock outstanding at January 31, 2009 and activity for fiscal year 2008:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at February 2, 2008	37	$10.52
Granted	410	2.33
Vested	(14)	7.44
Forfeited	(8)	12.43

Nonvested at January 31, 2009	425	$2.69

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

11. Share-Based Compensation (Continued)

        The 425,182 shares of restricted stock outstanding at January 31, 2009 consists of the following:

        On August 16, 2006, the Company's Chairman and Chief Executive officer, Richard P. Crystal, was granted 15,000 shares of restricted stock, which may cliff vest on August 16, 2010 subject to the performance of the Company's diluted earnings per share growth in relation to a peer group and continuous employment from the grant date through August 16, 2010.

        On November 19, 2008, 366,182 shares of restricted stock, subject to performance vesting requirements, were granted to certain key executives. The number of restricted shares that may vest ranges from zero to 366,182 shares, depending on the operating income level achieved for the first two fiscal quarters of fiscal year 2009 ("Spring 2009"). The executives who were awarded these performance-based restricted shares are no longer eligible for their target cash bonuses for Spring 2009 under the Company's Incentive Compensation Plan.

        The remaining 44,000 shares of restricted stock outstanding at January 31, 2009 vest subject to the passage of time through 2012.

        The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date.

        On January 28, 2009, Mr. Crystal was granted a performance unit award, which is subject to a performance vesting requirement and continued employment with the Company through February 11, 2011. In order to meet the performance vesting requirement, the average closing stock price of the Company's common stock for the 30 trading days prior to February 11, 2011 (the "Average Closing Stock Price") shall be equal to or greater than $11.00 per share. If the performance units become vested on February 11, 2011, Mr. Crystal will receive the number of shares of common stock equal to (i) $3,000,000 divided by the Average Closing Stock Price if such Average Closing Stock Price is equal or greater to $11.00 per share but less than $20.00 per share or (ii) $5,000,000 divided by the Average Closing Stock Price if the Average Closing Stock Price is greater or equal to $20.00 per share. The maximum number of shares Mr. Crystal can receive is limited to 272,727 shares. If Mr. Crystal's employment is terminated by the Company within six months prior to February 11, 2011 for any reason other than for Cause, as defined in his employment agreement, the performance unit award will vest as if he was still employed at February 11, 2011, and the performance conditions are otherwise satisfied. The fair value of the performance unit award was calculated on the grant date using the Monte Carlo simulation model, which resulted in a fair value of $0.1 million. The Monte Carlo model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination, the probability that the market condition may not be satisfied. The Monte Carlo simulation was computed using a risk-free rate of 0.83% and a volatility of 93.2%, which represents the Company's historical volatility for the two year period preceding the grant date. The Company's two year historical volatility was used, since the performance period of the award is two years.

        Total share-based compensation expense attributable to all share-based awards granted since the inception of the Plans was $1.6 million, $1.7 million and $1.7 million in fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each stock option and restricted stock award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $0.6 million, $0.5 million and $0.5 million in

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

11. Share-Based Compensation (Continued)

fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. Unamortized share-based compensation expense at January 31, 2009 was $4.9 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.9 years.

12. Accrued Expenses

        Accrued expenses consist of the following:

	January 31, 2009	February 2, 2008
	(Amounts in thousands)
Gift cards and certificates	$15,327	$15,976
Compensation and benefits	11,779	11,091
Other taxes	6,042	5,066
Construction in progress	2,178	2,654
Occupancy and related	3,806	3,141
Insurance	4,488	5,044
Other accrued expenses	17,501	10,646

Total accrued expenses	$61,121	$53,618

13. Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Jasmine Company, Inc. entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement. The Loan Agreement further amended and restated the Amended and Restated Loan and Security Agreement, dated March 16, 2004, among Lerner New York, Inc. and Lernco, Inc., as borrowers, together with the Agent and the lenders party thereto, as amended.

        The Company's credit facilities currently consist of a term loan, of which $19.5 million was outstanding at January 31, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The revolving loans under the credit facilities bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company's financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company's financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year, interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

13. Long-Term Debt and Credit Facilities (Continued)

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

        As of January 31, 2009, the Company had availability under its revolving credit facility of $68.7 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $72.2 million, net of letters of credit outstanding of $6.8 million, as of February 2, 2008. As of January 31, 2009 and February 2, 2008, there were no loans outstanding under the revolving credit facility. Borrowings under the revolving credit facility are due March 17, 2012, and may be borrowed, repaid and reborrowed prior to maturity.

        The carrying amounts and fair values of debt as of January 31, 2009 and February 2, 2008, are as follows:

	January 31, 2009		February 2, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Term loan, due March 17, 2012	$19,500	$19,500	$25,500	$25,500
Less: current portion	(6,000)	(6,000)	(6,000)	(6,000)

Total long-term debt, net of current	$13,500	$13,500	$19,500	$19,500

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

13. Long-Term Debt and Credit Facilities (Continued)

        In accordance with the Loan Agreement, the $19.5 million outstanding principal amount of the term loan will be repaid as follows: $6.0 million in each of fiscal year 2009 and 2010 and $7.5 million in fiscal year 2011.

14. Income Taxes

        Income taxes for continuing operations consist of:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(Amounts in thousands)
Federal:
Current	$3,579	$11,078	$26,971
Deferred	(15,518)	2,402	(1,203)
State and Local:
Current	1,099	2,931	6,383
Deferred	(3,843)	593	(298)

	$(14,683)	$17,004	$31,853

        The approximate tax effect of items giving rise to the net deferred income tax assets and liabilities recognized in the Company's consolidated balance sheets is as follows:

	January 31, 2009	February 2, 2008
	(Amounts in thousands)
Accrued expenses	$14,324	$10,829
Fixed assets and intangible assets	2,408	(13,962)
Inventory	1,218	1,218
Other assets	3,119	2,216
Prepaid costs	(8,192)	(7,976)

Total deferred tax assets and (liabilities)	12,877	(7,675)
Valuation allowance	—	—

Net deferred tax assets and (liabilities)	$12,877	$(7,675)

        As of January 31, 2009, the Company had no federal net operating loss carryforwards.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

14. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense for continuing operations is as follows:

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(Amounts in thousands)
Statutory 35% federal tax	$(12,243)	$15,288	$28,088
State and local income taxes, net of federal income tax benefit	(1,783)	2,291	4,035
Other, net	(657)	(575)	(270)

Income tax (benefit) expense	$(14,683)	$17,004	$31,853

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service began its examination of the Company's U.S. federal income tax return for the 2006 tax year. The Company is subject to a U.S. federal income tax examination for the 2007 tax year and state and local income tax examinations for the tax years 2005 through 2007.

        On February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which resulted in a cumulative effect reduction of retained earnings of $2.3 million and an increase in its liability for unrecognized tax benefits, including interest and penalties. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$4,317	$4,530
Additions based on tax positions related to the current year	462	294
Additions for tax positions of prior years	981	451
Reductions for tax positions of prior years	—	(958)
Settlements	(142)	—
Reductions for lapse of statute of limitations	(2,064)	—

Unrecognized tax benefits at end of period	$3,554	$4,317

        At January 31, 2009, the Company reported a liability of $3.6 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During both fiscal year 2008 and fiscal year 2007, the Company recorded a net benefit of $0.2 million for interest and penalties in the consolidated statement of operations. At January 31, 2009 and February 2, 2008, the Company had accrued $1.6 million and $1.9 million, respectively, for the potential payment of interest and penalties.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

15. Fair Value Measurements

        As described in Note 2, "Summary of Significant Accounting Policies," on February 3, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") for financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

  Level
  1:   Observable inputs such as quoted prices in active markets;

  Level
  2:   Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

  Level
  3:   Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        At January 31, 2009 and February 2, 2008, the carrying amount of the Company's long-term debt approximated its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

16. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At January 31, 2009 and February 2, 2008, there were no shares of preferred stock outstanding.

17. Common Stock

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

        The Company issued 819,582, 1,733,507 and 2,872,291 shares of common stock upon exercise of stock options during fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. In addition, the Company issued 410,182, 14,000, and 36,500 shares of restricted stock during fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on December 22, 2006.++
10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on May 4, 2007.++
10.4	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on April 10, 2008.++
10.5	Amendment No. 4 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on January 28, 2009.
10.6	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Ronald W. Ristau, dated August 25, 2004.**
10.7	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Ronald W. Ristau, as amended on December 22, 2006.++
10.8	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Ronald W. Ristau, as amended on April 10, 2008.++
10.9	Separation Agreement and General Release between New York & Company, Inc., Lerner New York, Inc. and Ronald W. Ristau, dated November 19, 2008. T T T
10.10	Amendment No. 1 to Separation Agreement and General Release, dated November 19, 2008, between New York & Company, Inc., Lerner New York, Inc. and Ronald W. Ristau, as amended on January 27, 2009.
10.11	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.††
10.12	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and John DeWolf.††
10.13	Employment Letter, dated as of April 20, 2006, between New York & Company, Inc. and Leslie Goldmann.
10.14	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.
10.15	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.†††
10.16	Amendment No.1 to Employment Letter, dated as of March 13, 2006 between New York & Company, Inc. and John DeWolf, as amended December 22, 2006.†††
10.17	Amendment No.1 to Employment Letter, dated as of April 20, 2006 between New York & Company, Inc. and Leslie Goldmann, as amended December 22, 2006.
10.18	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*

Exhibit No.	Description
10.19	Amendment No.1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.20	Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.
10.21	Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.
10.22	Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.
10.23	Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of August 22, 2007. T T
10.24	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of December 9, 2008. T T T
10.25	Second Amended and Restated Guarantee made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., Associated Lerner Shops of America, Inc. and Lerner New York GC, LLC in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.26	Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.27	Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.28	Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.29	Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.30	Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T
10.31	Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. T T

Exhibit No.	Description
10.32	Performance Unit Award Agreement, dated as of January 28, 2009, between New York & Company, Inc. and Richard P. Crystal.
10.33	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.34	New York & Company, Inc. 2006 Long-Term Incentive Plan approved by the Company's Board of Directors and Stockholders on May 3, 2006 and June 21, 2006, respectively.+++
21.1	Subsidiaries of the Registrant.††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2009.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2009.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 7, 2009.

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
††††
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the SEC on April 8, 2008.
T
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2006, as filed with the SEC on June 8, 2006.
TT
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007, as filed with the SEC on September 7, 2007.
TTT
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, as filed with the SEC on December 11, 2008.
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
**
Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.
+
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 17, 2006.
++
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008.
+++
Incorporated by reference from the Company's 2006 Proxy Statement, as filed with the SEC on May 19, 2006.