Form 10-Q
period 2009-05-02
New York & Company, Inc.
filed 2009-06-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 2, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 29, 2009, the registrant had 59,614,850 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 2, 2009	Three months ended May 3, 2008
Net sales	$232,860	$270,069
Cost of goods sold, buying and occupancy costs	174,008	186,128

Gross profit	58,852	83,941
Selling, general and administrative expenses	67,368	72,575

Operating (loss) income	(8,516)	11,366
Interest expense, net of interest income of $18 and $328, respectively	220	124

(Loss) income from continuing operations before income taxes	(8,736)	11,242
(Benefit) provision for income taxes	(3,848)	4,519

(Loss) income from continuing operations	(4,888)	6,723
Income from discontinued operations, net of taxes	3	—

Net (loss) income	$(4,885)	$6,723

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.08)	$0.11
Basic earnings per share from discontinued operations	—	—

Basic (loss) earnings per share	$(0.08)	$0.11

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.08)	$0.11
Diluted earnings per share from discontinued operations	—	—

Diluted (loss) earnings per share	$(0.08)	$0.11

Weighted average shares outstanding:
Basic shares of common stock	60,043	59,274

Diluted shares of common stock	60,043	61,232

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 2, 2009	January 31, 2009	May 3, 2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,080	$54,280	$61,312
Accounts receivable	18,593	11,993	22,605
Income taxes receivable	6,446	10,202	3,108
Inventories, net	122,935	104,861	119,685
Prepaid expenses	27,650	24,610	21,649
Other current assets	2,677	2,390	2,323
Current assets of discontinued operations	109	110	494

Total current assets	209,490	208,446	231,176
Property and equipment, net	209,556	217,248	243,882
Intangible assets	14,879	14,879	14,843
Deferred income taxes	15,025	14,897	—
Other assets	1,257	1,343	1,425
Non-current assets of discontinued operations	—	—	5

Total assets	$450,207	$456,813	$491,331

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	74,877	68,431	77,842
Accrued expenses	55,112	61,121	53,708
Deferred income taxes	1,925	2,020	2,631
Current liabilities of discontinued operations	268	275	2,029

Total current liabilities	138,182	137,847	142,210
Long-term debt, net of current portion	12,000	13,500	18,000
Deferred income taxes	—	—	3,410
Deferred rent	75,543	75,848	75,911
Other liabilities	6,858	7,122	4,671

Total liabilities	232,583	234,317	244,202
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 60,526, 60,508 and 59,339 shares issued at May 2, 2009, January 31, 2009, and May 3, 2008, respectively	60	60	59
Additional paid-in capital	152,816	152,330	148,653
Retained earnings	67,273	72,158	98,697
Accumulated other comprehensive loss	(2,052)	(2,052)	(280)
Treasury stock at cost, 142 shares at May 2, 2009	(473)	—	—

Total stockholders' equity	217,624	222,496	247,129

Total liabilities and stockholders' equity	$450,207	$456,813	$491,331

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 2, 2009	Three months ended May 3, 2008
Operating activities
Net (loss) income	$(4,885)	$6,723
Less: Income from discontinued operations, net of taxes	3	—

(Loss) income from continuing operations	(4,888)	6,723
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	10,466	10,397
Amortization of deferred financing costs	54	44
Share-based compensation expense	464	330
Deferred income taxes	(223)	(1,634)
Changes in operating assets and liabilities:
Accounts receivable	(6,600)	(4,082)
Income taxes receivable	3,756	8,622
Inventories, net	(18,074)	(15,762)
Prepaid expenses	(3,040)	342
Accounts payable	6,446	665
Accrued expenses	(6,009)	90
Deferred rent	(305)	3,374
Other assets and liabilities	(552)	(411)

Net cash (used in) provided by operating activities of continuing operations	(18,505)	8,698
Investing activities
Capital expenditures	(2,741)	(14,679)

Net cash used in investing activities of continuing operations	(2,741)	(14,679)
Financing activities
Repayment of debt	(1,500)	(1,500)
Proceeds from exercise of stock options	2	11
Excess tax benefit from exercise of stock options	23	104
Purchase of treasury stock	(476)	—

Net cash used in financing activities of continuing operations	(1,951)	(1,385)
Cash flows from discontinued operations
Operating cash flows	(4)	(5,278)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	(4)	(5,278)
Net decrease in cash and cash equivalents	(23,201)	(12,644)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $1 and $223, respectively)	54,281	73,957

Cash and cash equivalents at end of period (including cash at discontinued operations of $0 and $1, respectively)	$31,080	$61,313

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 2, 2009

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of May 2, 2009, the Company operated 588 stores in 44 states.

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

        The condensed consolidated financial statements as of May 2, 2009 and May 3, 2008 and for the thirteen weeks ("three months") ended May 2, 2009 and May 3, 2008 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 31, 2009 ("fiscal year 2008"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 7, 2009. The 52-week fiscal year ending January 30, 2010 is referred to herein as "fiscal year 2009." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Restructuring

        In response to the ongoing deterioration of the macroeconomic environment and the resulting impact on consumer spending in the retail sector during the latter part of fiscal year 2008, the Company initiated a comprehensive review of its business and on January 8, 2009 announced the launch of a multi-year restructuring and cost reduction program. As previously disclosed, this program is expected to generate approximately $175 million in pre-tax savings over the next five years, of which approximately $30 million is expected to be realized during fiscal year 2009. This program is designed to streamline the Company's organization by reducing costs and eliminating underperforming assets while enhancing efficiency and profitability.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2009

(Unaudited)

2. Restructuring (Continued)

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

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge related primarily to severance and other costs necessary to implement the restructuring and cost reduction program. As of May 2, 2009 and January 31, 2009, severance related accruals of $0.2 million and $1.0 million, respectively, are included in accrued expenses on the consolidated balance sheets. The Company does not currently expect to record any material restructuring charges for these matters during the remainder of fiscal year 2009.

3. Discontinued Operations

        On October 18, 2007, the Company announced its decision to close all stores operated by the Company's subsidiary, Jasmine Company, Inc. ("JasmineSola"), by the end of the fourth quarter of fiscal year 2007 (February 2, 2008). JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded stores, which the Company acquired on July 19, 2005. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand.

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Three months ended May 2, 2009	Three months ended May 3, 2008
	(Amounts in thousands)
Net sales	$—	$—

Income from discontinued operations before income taxes	4	—
Income tax provision	1	—

Income from discontinued operations, net of tax	$3	$—

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2009

(Unaudited)

4. Earnings Per Share

        Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted (loss) earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect, using the treasury stock method, of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended May 2, 2009	Three months ended May 3, 2008
	(Amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(4,888)	$6,723
Income from discontinued operations, net of taxes	3	—

Net (loss) income	$(4,885)	$6,723

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	60,043	59,274

Basic (loss) earnings per share from continuing operations	$(0.08)	$0.11
Basic earnings per share from discontinued operations	—	—

Basic (loss) earnings per share	$(0.08)	$0.11

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	60,043	59,274
Plus impact of stock options and restricted stock	—	1,958

Diluted shares of common stock	60,043	61,232

Diluted (loss) earnings per share from continuing operations	$(0.08)	$0.11
Diluted earnings per share from discontinued operations	—	—

Diluted (loss) earnings per share	$(0.08)	$0.11

        The calculation of diluted (loss) earnings per share for the three months ended May 2, 2009 and May 3, 2008 exclude options to purchase 3,731,704 and 1,807,085 shares, respectively, due to their anti-dilutive effect.

5. Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R retains certain of the requirements of the original SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2009

(Unaudited)

5. Share-Based Compensation (Continued)

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

        The Company recorded share-based compensation expense in the amount of $0.5 million and $0.3 million for the three months ended May 2, 2009 and May 3, 2008, respectively.

        The Company issued 17,389 shares of common stock upon exercise of stock options during the three months ended May 2, 2009.

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's total employees. The Company's collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on August 31, 2009. The Company anticipates that the collective bargaining agreement with Local 1102 will be extended.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended May 2, 2009	Three months ended May 3, 2008
	(Amounts in thousands)
Service cost	$67	$91
Interest cost	139	139
Expected return on plan assets	(103)	(181)
Amortization of unrecognized losses	36	—

Net periodic benefit cost	$139	$49

7. Income Taxes

        The effective tax rate for the three months ended May 2, 2009 reflects a benefit of 44.0%, as compared to a provision of 40.2% for the three months ended May 3, 2008. The change in the effective

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2009

(Unaudited)

7. Income Taxes (Continued)

tax rate is primarily due to a tax benefit recognized during the three months ended May 2, 2009 in connection with the reduction of tax positions for prior years.

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service began its examination of the Company's U.S. federal income tax return for the 2006 tax year. In addition, the Company is subject to a U.S. federal income tax examination for the 2007 tax year and each year thereafter and state and local income tax examinations for the 2005 tax year and each year thereafter.

        At January 31, 2009, the Company reported a total liability of $3.6 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the three months ended May 2, 2009. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

8. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $18.0 million was outstanding at May 2, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of May 2, 2009, the Company had availability under its revolving credit facility of $73.2 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $74.1 million, net of letters of credit outstanding of $6.8 million, as of May 3, 2008.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2009

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to a minimum fixed charge coverage ratio of 1.00 to 1.00, if the Company's borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). Should the Company fully repay its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

9. Fair Value Measurements

        As described in footnote 11, "New Accounting Pronouncements," on February 3, 2008 the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. On February 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 for all nonfinancial assets and liabilities measured on a non-recurring basis. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. SFAS No. 157 establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        As of May 2, 2009, the carrying amount of the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

10. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the next 12 months ending in November 2009. Repurchases, if any, would be made from time to time in the manner the Company believes appropriate, through

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2009

(Unaudited)

10. Share Repurchases (Continued)

open market or private transactions including through pre-established trading plans. During the three months ended May 2, 2009, the Company repurchased 142,400 shares of the Company's common stock at a cost of approximately $0.5 million.

11. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of SFAS No. 157 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of SFAS No. 157 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009. The Company does not anticipate that the adoption of this FSP will have a material impact on its financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and:

  •
  the Company's business is impacted by general economic conditions and their effect on consumer confidence and spending patterns, which have been deteriorating significantly and may continue to do so for the foreseeable future;

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

  •
  the effects of government regulation;

  •
  the control of the Company by its sponsors and any potential change of ownership of those sponsors; and

  •
  risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 7, 2009.

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of May 2, 2009, the Company operated 588 stores in 44 states.

        Net sales for the three months ended May 2, 2009 decreased 13.8% to $232.9 million, as compared to $270.1 million for the three months ended May 3, 2008. Comparable store sales decreased 15.0% for the three months ended May 2, 2009, as compared to a comparable store sales decrease of 6.6% for the three months ended May 3, 2008. Loss from continuing operations for the three months ended May 2, 2009 was $4.9 million, or $0.08 per diluted share, as compared to income from continuing operations of $6.7 million, or $0.11 per diluted share, for the three months ended May 3, 2008.

        Despite the challenging macroeconomic and consumer environment throughout the three months ended May 2, 2009, the Company continued to execute the initiatives of its multi-year restructuring program, reduced selling, general and administrative expenses by 8.3% on an average store basis, as compared to last year, and maintained tight control over inventory.

        Capital spending for the three months ended May 2, 2009 was $2.7 million, as compared to $14.7 million for the three months ended May 3, 2008. The reduction of $11.9 million, as compared to last year, is in-line with the Company's plans to reduce store-related capital expenditures and to conserve cash. The Company did not open any new stores or remodel any existing stores during the three months ended May 2, 2009, as compared to opening 10 new stores and completing two remodels during the three months ended May 3, 2008.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 2, 2009 and May 3, 2008:

	Three months ended May 2, 2009	Three months ended May 3, 2008
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.7%	68.9%

Gross profit	25.3%	31.1%
Selling, general and administrative expenses	29.0%	26.9%

Operating (loss) income	(3.7)%	4.2%
Interest expense, net	0.1%	—%

(Loss) income from continuing operations before income taxes	(3.8)%	4.2%
(Benefit) provision for income taxes	(1.7)%	1.7%

(Loss) income from continuing operations	(2.1)%	2.5%
Income from discontinued operations, net of taxes	—%	—%

Net (loss) income	(2.1)%	2.5%

	Three months ended May 2, 2009	Three months ended May 3, 2008
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(15.0)%	(6.6)%
Net sales per average selling square foot(1)	$71	$81
Net sales per average store(2)	$395	$464
Average selling square footage per store(3)	5,595	5,711

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 2, 2009		Three months ended May 3, 2008
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	589	3,294,779	578	3,327,450
New stores	—	—	10	42,139
Closed stores	(1)	(4,830)	(2)	(14,122)
Net impact of remodeled stores on selling square feet	—	—	—	(8,761)

Stores open, end of period	588	3,289,949	586	3,346,706

Three Months Ended May 2, 2009 Compared to Three Months Ended May 3, 2008

        Net Sales.    Net sales for the three months ended May 2, 2009 decreased 13.8% to $232.9 million, as compared to $270.1 million for the three months ended May 3, 2008. The decrease in net sales is primarily due to a decrease in comparable store sales of 15.0% for the three months ended May 2, 2009, partially offset by a slight increase in non-comparable store sales, driven by net sales from new store openings not yet included in comparable store sales. In the comparable store base, average dollar sales per transaction decreased by 6.3%, and the number of transactions per average store decreased by 9.3%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $25.1 million to $58.9 million, or 25.3% of net sales, for the three months ended May 2, 2009, as compared to $83.9 million, or 31.1% of net sales, for the three months ended May 3, 2008. The 580 basis point decrease in gross profit as a percentage of net sales during the three months ended May 2, 2009 is due to a 180 basis point decrease in merchandise margins resulting from increased promotional activity, and a 400 basis point increase in buying and occupancy costs, primarily attributable to the decline in comparable store sales partially offset by savings recognized in connection with the Company's multi-year restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $5.2 million to $67.4 million, or 29.0% of net sales, for the three months ended May 2, 2009, as compared to $72.6 million, or 26.9% of net sales, for the three months ended May 3, 2008. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by savings recognized in connection with the Company's multi-year restructuring program. On an average store basis, selling, general and administrative expenses declined by 8.3% during the three months ended May 2, 2009, as compared to the three months ended May 3, 2008, reflecting the impact of the Company's cost reduction program.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for the three months ended May 2, 2009 was $8.5 million, or 3.7% of net sales, as compared to operating income of $11.4 million, or 4.2% of net sales, for the three months ended May 3, 2008.

        Interest Expense, Net.    Net interest expense was $0.2 million for the three months ended May 2, 2009, as compared to $0.1 million for the three months ended May 3, 2008.

        (Benefit) Provision for Income Taxes.    The effective tax rate for the three months ended May 2, 2009 reflects a benefit of 44.0%, as compared to a provision of 40.2% for the three months ended May 3, 2008. The change in the effective tax rate is primarily due to a tax benefit recognized during the three months ended May 2, 2009 in connection with the reduction of tax positions for prior years.

        (Loss) Income from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the three months ended May 2, 2009 was $4.9 million, or 2.1% of net sales, as compared to income from continuing operations of $6.7 million, or 2.5% of net sales, for the three months ended May 3, 2008.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust (loss) income from continuing operations for the three months ended May 2, 2009 and May 3, 2008. This information reflects, on a non-GAAP adjusted basis, the Company's (loss) income from continuing operations before interest expense, net; (benefit) provision for income taxes; and depreciation and amortization

("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, (loss) income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of (Loss) Income from Continuing Operations to EBITDA

	Three months ended May 2, 2009		Three months ended May 3, 2008
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
(Loss) income from continuing operations	$(4,888)	(2.1)%	$6,723	2.5%
Add back:
Interest expense, net	220	0.1%	124	—%
(Benefit) provision for income taxes	(3,848)	(1.7)%	4,519	1.7%
Depreciation and amortization	10,466	4.5%	10,397	3.9%

EBITDA	$1,950	0.8%	$21,763	8.1%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of May 2, 2009.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 2, 2009	January 31, 2009	May 3, 2008
	(Amounts in thousands)
Cash and cash equivalents (including cash at discontinued operations of $0, $1 and $1, respectively)	$31,080	$54,281	$61,313
Working capital	$71,308	$70,599	$88,966

	Three months ended May 2, 2009	Three months ended May 3, 2008
	(Amounts in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(18,505)	$8,698
Net cash used in investing activities of continuing operations	$(2,741)	$(14,679)
Net cash used in financing activities of continuing operations	$(1,951)	$(1,385)
Net cash used in discontinued operations	$(4)	$(5,278)

Net decrease in cash and cash equivalents	$(23,201)	$(12,644)

Operating Activities of Continuing Operations

        Net cash used in operating activities of continuing operations was $18.5 million for the three months ended May 2, 2009, as compared to net cash provided by operating activities of continuing operations of $8.7 million for the three months ended May 3, 2008. The decrease in net cash provided by operating activities for the three months ended May 2, 2009, as compared to the three months ended May 3, 2008, is primarily related to the loss from continuing operations and changes in accounts receivable, income taxes receivable, inventory, prepaid expenses, accrued expenses, deferred rent and other assets and liabilities, partially offset by changes in accounts payable.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $2.7 million for the three months ended May 2, 2009, as compared to $14.7 million of net cash used in investing activities of continuing operations for the three months ended May 3, 2008. The reduction in net cash used in investing activities is in-line with the Company's plans to reduce store-related capital expenditures and to conserve cash. The Company did not open any new stores or remodel any existing stores during the three months ended May 2, 2009, as compared to opening 10 new stores and completing two remodels during the three months ended May 3, 2008.

        The Company currently plans to open approximately three new stores, close 10 to 15 stores and remodel approximately four stores during fiscal year 2009, ending the fiscal year with 577 to 582 stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $2.0 million for the three months ended May 2, 2009, as compared to $1.4 million of net cash used by financing activities of continuing operations for the three months ended May 3, 2008. Net cash used by financing activities of continuing operations for the three months ended May 2, 2009 primarily consists of a $1.5 million quarterly payment against the Company's outstanding term loan and $0.5 million used for the repurchase of 142,400 shares of the Company's common stock under its authorized share repurchase program. Net cash used in financing activities of continuing operations for the three months ended May 3, 2008 consists of a $1.5 million quarterly payment against the Company's outstanding term loan and $0.1 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        There were no material payments or receipts during the three months ended May 2, 2009 that related to the discontinued operations of JasmineSola. Net cash used in discontinued operations of $5.3 million during the three months ended May 3, 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $18.0 million was outstanding at May 2, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of May 2, 2009, the Company had availability under its revolving credit facility of $73.2 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $74.1 million, net of letters of credit outstanding of $6.8 million, as of May 3, 2008.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to a minimum fixed charge coverage ratio of 1.00 to 1.00, if the Company's borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). Should the Company fully repay its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

Critical Accounting Policies

        Management has determined that our most critical accounting policies are those related to inventory valuation, impairment of long-lived assets, goodwill and other intangible assets, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Adoption of New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of SFAS No. 157 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of SFAS No. 157 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009. The Company does not anticipate that the adoption of this FSP will have a material impact on its financial position and results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 2, 2009, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4T.    CONTROLS AND PROCEDURES

        (a)   Not Applicable.

 PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 7, 2009.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 7, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated, pursuant to the Company's authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
February 1, 2009 to February 28, 2009	—	—	—	3,750,000
March 1, 2009 to April 4, 2009	142,400	$3.32	142,400	3,607,600
April 5, 2009 to May 2, 2009	—	—	—	3,607,600

Total	142,400	$3.32	142,400	3,607,600

(1)
On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the next 12 months ending on November 23, 2009. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2009.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2009.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 11, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 11, 2009