Form 10-Q
period 2009-08-01
New York & Company, Inc.
filed 2009-09-10
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 1, 2009
OR
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

        As of August 28, 2009, the registrant had 59,225,864 shares of common stock outstanding.

i

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended August 1, 2009	Three months ended August 2, 2008	Six months ended August 1, 2009	Six months ended August 2, 2008
Net sales	$247,820	$295,668	$480,680	$565,737
Cost of goods sold, buying and occupancy costs	191,726	207,286	365,734	393,414

Gross profit	56,094	88,382	114,946	172,323
Selling, general and administrative expenses	64,000	73,928	131,368	146,503

Operating (loss) income	(7,906)	14,454	(16,422)	25,820
Interest expense, net of interest income of $59, $337, $77, and $665, respectively	169	56	389	180

(Loss) income from continuing operations before income taxes	(8,075)	14,398	(16,811)	25,640
(Benefit) provision for income taxes	(3,246)	5,788	(7,094)	10,307

(Loss) income from continuing operations	(4,829)	8,610	(9,717)	15,333
Income from discontinued operations, net of taxes	—	167	3	167

Net (loss) income	$(4,829)	$8,777	$(9,714)	$15,500

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.08)	$0.15	$(0.16)	$0.26
Basic earnings per share from discontinued operations	—	—	—	—

Basic (loss) earnings per share	$(0.08)	$0.15	$(0.16)	$0.26

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.08)	$0.14	$(0.16)	$0.25
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted (loss) earnings per share	$(0.08)	$0.14	$(0.16)	$0.25

Weighted average shares outstanding:
Basic shares of common stock	59,320	59,426	59,681	59,350

Diluted shares of common stock	59,320	61,395	59,681	61,314

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	August 1, 2009	January 31, 2009	August 2, 2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,059	$54,280	$86,699
Accounts receivable	13,155	11,993	16,229
Income taxes receivable	—	10,202	—
Inventories, net	87,277	104,861	98,796
Prepaid expenses	24,371	24,610	27,441
Other current assets	2,109	2,390	2,336
Current assets of discontinued operations	109	110	493

Total current assets	180,080	208,446	231,994
Property and equipment, net	202,372	217,248	249,055
Intangible assets	14,879	14,879	14,869
Deferred income taxes	22,534	14,897	—
Other assets	1,174	1,343	1,343

Total assets	$421,039	$456,813	$497,261

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	61,138	68,431	74,722
Accrued expenses	48,480	61,121	52,602
Deferred income taxes	2,899	2,020	3,710
Current liabilities of discontinued operations	268	275	1,002

Total current liabilities	118,785	137,847	138,036
Long-term debt, net of current portion	10,500	13,500	16,500
Deferred income taxes	—	—	3,119
Deferred rent	74,393	75,848	77,207
Other liabilities	6,971	7,122	4,697

Total liabilities	210,649	234,317	239,559
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,177, 60,508 and 59,748 shares issued and outstanding at August 1, 2009, January 31, 2009, and August 2, 2008, respectively	60	60	60
Additional paid-in capital	153,335	152,330	150,448
Retained earnings	62,444	72,158	107,474
Accumulated other comprehensive loss	(2,052)	(2,052)	(280)
Treasury stock at cost; 1,000 shares at August 1, 2009	(3,397)	—	—

Total stockholders' equity	210,390	222,496	257,702

Total liabilities and stockholders' equity	$421,039	$456,813	$497,261

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended August 1, 2009	Six months ended August 2, 2008
Operating activities
Net (loss) income	$(9,714)	$15,500
Less: Income from discontinued operations, net of taxes	3	167

(Loss) income from continuing operations	(9,717)	15,333
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	20,886	21,243
Amortization of deferred financing costs	108	89
Share-based compensation expense	945	734
Deferred income taxes	(6,758)	(846)
Changes in operating assets and liabilities:
Accounts receivable	(1,162)	2,294
Income taxes receivable	10,202	11,730
Inventories, net	17,584	5,127
Prepaid expenses	239	(5,450)
Accounts payable	(7,293)	(2,455)
Accrued expenses	(12,641)	(1,016)
Deferred rent	(1,455)	4,670
Other assets and liabilities	125	(402)

Net cash provided by operating activities of continuing operations	11,063	51,051

Investing activities
Acquisition of trademarks	—	(26)
Capital expenditures	(5,944)	(30,657)

Net cash used in investing activities of continuing operations	(5,944)	(30,683)

Financing activities
Repayment of debt	(3,000)	(3,000)
Purchase of treasury stock	(3,417)	—
Proceeds from exercise of stock options	58	62
Excess tax benefit from exercise of stock options	22	1,445

Net cash used in financing activities of continuing operations	(6,337)	(1,493)

Cash flows from discontinued operations
Operating cash flows	(4)	(6,133)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	(4)	(6,133)

Net (decrease) increase in cash and cash equivalents	(1,222)	12,742
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $1 and $223, respectively)	54,281	73,957

Cash and cash equivalents at end of period (represents cash at continuing operations)	$53,059	$86,699

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

August 1, 2009

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of August 1, 2009, the Company operated 591 stores in 44 states.

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

        The condensed consolidated financial statements as of August 1, 2009 and August 2, 2008 and for the thirteen weeks ("three months") and twenty-six weeks ("six months") ended August 1, 2009 and August 2, 2008 are unaudited and are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 31, 2009 ("fiscal year 2008"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 7, 2009. The 52-week fiscal year ending January 30, 2010 is referred to herein as "fiscal year 2009." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

August 1, 2009

(Unaudited)

2. Restructuring (Continued)

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing resulting in a permanent reduction of 12% of the Company's field management in its existing stores and an approximately 10% reduction of corporate office professionals;

  •
  The optimization of the Company's store portfolio, including the closure of 40 to 50 underperforming stores over a five year period;

  •
  A broad based cost reduction effort across all aspects of the Company's business; and

  •
  Significant reductions in capital expenditure plans as compared to fiscal year 2008.

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge related primarily to severance and other costs necessary to implement the restructuring and cost reduction program. As of January 31, 2009, $1.0 million of severance related accruals are included in accrued expenses on the consolidated balance sheet. As of August 1, 2009, all severance liabilities related to the restructuring program had been substantially paid. The Company does not currently expect to record any material restructuring charges for these matters during the remainder of fiscal year 2009.

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

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Three months ended August 1, 2009	Three months ended August 2, 2008	Six months ended August 1, 2009	Six months ended August 2, 2008
	(Amounts in thousands)
Net sales	$—	$—	$—	$—

Income from discontinued operations before income taxes	—	167	4	167
Income tax provision	—	—	1	—

Income from discontinued operations, net of taxes	$—	$167	$3	$167

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

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

	Three months ended August 1, 2009	Three months ended August 2, 2008	Six months ended August 1, 2009	Six months ended August 2, 2008
	(Amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(4,829)	$8,610	$(9,717)	$15,333
Income from discontinued operations, net of taxes	—	167	3	167

Net (loss) income	$(4,829)	$8,777	$(9,714)	$15,500

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,320	59,426	59,681	59,350

Basic (loss) earnings per share from continuing operations	$(0.08)	$0.15	$(0.16)	$0.26
Basic earnings per share from discontinued operations	—	—	—	—

Basic (loss) earnings per share	$(0.08)	$0.15	$(0.16)	$0.26

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,320	59,426	59,681	59,350
Plus impact of stock options and restricted stock, net	—	1,969	—	1,964

Diluted shares of common stock	59,320	61,395	59,681	61,314

Diluted (loss) earnings per share from continuing operations	$(0.08)	$0.14	$(0.16)	$0.25
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted (loss) earnings per share	$(0.08)	$0.14	$(0.16)	$0.25

        The calculation of diluted loss per share for the three and six months ended August 1, 2009 excludes options to purchase 3,937,819 and 3,834,762 shares, respectively, due to their anti-dilutive effect. The calculation of diluted earnings per share for the three and six months ended August 2, 2008 excludes options to purchase 1,038,510 and 1,422,798 shares, respectively, due to their anti-dilutive effect.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

(Unaudited)

5. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company recorded share-based compensation expense in the amount of $0.5 million and $0.4 million for the three months ended August 1, 2009 and August 2, 2008, respectively, and $0.9 million and $0.7 million for the six months ended August 1, 2009 and August 2, 2008, respectively.

        During the six months ended August 1, 2009, the Company issued 34,885 shares of common stock upon the exercise of stock options.

        On November 19, 2008, certain key executives were granted 366,182 shares of restricted stock, subject to performance vesting requirements based on the Company's operating income level achieved for the first two fiscal quarters of fiscal year 2009 ("Spring 2009"). As a result of the operating loss reported by the Company for Spring 2009, all 366,182 shares of restricted stock were forfeited.

        At the Company's 2009 Annual Meeting of Stockholders on June 29, 2009, the Company's stockholders approved, among other matters: (i) an amendment to the Company's 2006 Long-Term Incentive Plan (the "2006 Plan") to increase the number of shares reserved for issuance by 2,500,000 shares and (ii) a one-time stock option exchange program.

        The aggregate number of shares of the Company's common stock that may now be issued under the 2006 Plan is 4,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights is 1,750,000 shares.

        The Company completed a value-for-value stock option exchange program on June 29, 2009, subsequent to receiving stockholder approval. The stock option exchange program was open to associates of the Company, excluding the Chief Executive Officer, who held stock options with an exercise price greater than or equal to $12.43 per share. The program was not available to any former associates or members of the Company's board of directors. Pursuant to the stock option exchange program, 684,435 eligible stock options were canceled and replaced with 454,687 replacement stock options at an exercise price equal to the Company's closing stock price on the new option grant date (June 29, 2009). The exchange ratio was calculated such that the value of the replacement options would equal the value of the canceled options, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. The replacement options have the same vesting schedule as the tendered eligible options, except that the vesting schedule for any options that were already vested on June 29, 2009 or that would have vest within two years of June 29, 2009 was reset such that those options will vest upon the two-year anniversary of the new option grant date, so long as the eligible option holder continues to provide services to the Company during the two-year period. The other terms and conditions of each replacement option grant are substantially similar to those of the surrendered options it replaced. Each replacement option was granted under the 2006 Plan.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

(Unaudited)

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's total employees. The Company's collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on January 31, 2010. The Company anticipates that the collective bargaining agreement with Local 1102 will be extended.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company does not anticipate the need for a material contribution to the plan for the remainder of the current fiscal year. Net periodic benefit cost includes the following components:

	Three months ended August 1, 2009	Three months ended August 2, 2008	Six months ended August 1, 2009	Six months ended August 2, 2008
	(Amounts in thousands)
Service cost	$67	$71	$134	$162
Interest cost	139	137	278	276
Expected return on plan asset	(103)	(166)	(206)	(347)
Amortization of unrecognized losses	36	—	72	—

Net periodic benefit cost	$139	$42	$278	$91

7. Income Taxes

        The effective tax rate for both the three months ended August 1, 2009 and August 2, 2008 was 40.2%. The effective tax rate for the six months ended August 1, 2009 reflects a benefit of 42.2%, as compared to a provision of 40.2% for the six months ended August 2, 2008. The change in the effective tax rate for the six months ended August 1, 2009 is primarily due to a tax benefit recognized during the first quarter of fiscal year 2009 in connection with the reduction of tax positions for prior years.

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service began its examination of the Company's U.S. federal income tax return for the 2006 tax year. In addition, the Company is subject to U.S. federal income tax examinations for the 2007 tax year and each year thereafter and state and local income tax examinations for the 2005 tax year and each year thereafter.

        At January 31, 2009, the Company reported a total liability of $3.6 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the six

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

(Unaudited)

7. Income Taxes (Continued)

months ended August 1, 2009. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

8. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $16.5 million was outstanding at August 1, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of August 1, 2009, the Company had availability under its revolving credit facility of $55.9 million, net of letters of credit outstanding of $7.9 million, as compared to availability of $70.6 million, net of letters of credit outstanding of $7.3 million, as of August 2, 2008.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to a minimum fixed charge coverage ratio of 1.00 to 1.00, if the Company's borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). If the Company fully repays its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

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

9. Fair Value Measurements

        As described in footnote 11, "New Accounting Pronouncements," on February 3, 2008 the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. On February 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 for all nonfinancial assets and liabilities measured on a non-recurring basis. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. Generally Accepted Accounting Principles ("GAAP") guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying value on the balance sheet for the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

10. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the 12 month period ending November 23, 2009. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions, including through pre-established trading plans. During the six months ended August 1, 2009, the Company repurchased 1,000,000 shares of the Company's common stock at a cost of approximately $3.4 million.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

(Unaudited)

11. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of SFAS No. 157 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of SFAS No. 157 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009. The Company adopted this statement effective August 1, 2009. The Company's adoption of this FSP did not have a material impact on its financial position or results of operations.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted this statement effective August 1, 2009. The Company's adoption of SFAS No. 165 did not have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ (the "Codification") and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative GAAP (other than guidance issued by the SEC) recognized by the FASB to be applied by nongovernmental entities. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company does not anticipate

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2009

(Unaudited)

11. New Accounting Pronouncements (Continued)

that the adoption of SFAS No. 168 will have a material impact on its financial position and results of operations.

12. Subsequent Events

        Management has evaluated all events or transactions that occurred after August 1, 2009 up through September 10, 2009, the date the Company's financial statements were issued. During this period, there were no material recognizable or nonrecognizable subsequent events.

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

Overview

        The Company is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of August 1, 2009, the Company operated 591 stores in 44 states.

        The deterioration and uncertainty in the macroeconomic environment continued to negatively impact consumer spending on the Company's merchandise during the three months ended August 1, 2009. Net sales for the three months ended August 1, 2009 decreased 16.2% to $247.8 million, as compared to $295.7 million for the three months ended August 2, 2008. Comparable store sales decreased 16.4% for the three months ended August 1, 2009, as compared to a comparable store sales decrease of 2.2% for the three months ended August 2, 2008. Loss from continuing operations for the three months ended August 1, 2009 was $4.8 million, or $0.08 per diluted share, as compared to income from continuing operations of $8.6 million, or $0.14 per diluted share, for the three months ended August 2, 2008. For a discussion of the more significant factors impacting these results, see "Results of Operations" below.

        The Company continued to maintain tight control over inventory and remained focused on the execution of its restructuring and cost reduction program during the second quarter. As a result of these efforts, the Company was able to achieve the following accomplishments:

  •
  Inventory per average store declined 10.9% as compared to the end of second quarter last year.

  •
  Selling, general and administrative expenses declined by 13.3% on an average store basis as compared to second quarter last year.

  •
  The Company ended the quarter with $53.1 million of cash-on-hand and no outstanding borrowings under its revolving credit facility.

        Capital spending for the six months ended August 1, 2009 was $5.9 million, as compared to $30.7 million for the six months ended August 2, 2008. The reduction of $24.7 million, as compared to last year, is in-line with the Company's plans to reduce capital expenditures and to conserve cash. During the six months ended August 1, 2009, the Company opened six new stores and closed four stores, ending the period operating 591 stores, as compared to 596 stores as of August 2, 2008. Total selling square footage as of August 1, 2009 was 3.302 million, as compared to 3.380 million as of August 2, 2008.

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

        The Company issues gift cards, which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records such amount as revenue as gift cards are redeemed. The Company's estimate of gift card breakage is based on analysis of historical redemption patterns as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 1, 2009 and August 2, 2008:

	Three months ended August 1, 2009	Three months ended August 2, 2008	Six months ended August 1, 2009	Six months ended August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	77.4%	70.1%	76.1%	69.5%

Gross profit	22.6%	29.9%	23.9%	30.5%
Selling, general and administrative expenses	25.8%	25.0%	27.3%	25.9%

Operating (loss) income	(3.2)%	4.9%	(3.4)%	4.6%
Interest expense, net	0.1%	—%	0.1%	—%

(Loss) income from continuing operations before income taxes	(3.3)%	4.9%	(3.5)%	4.6%
(Benefit) provision for income taxes	(1.4)%	2.0%	(1.5)%	1.9%

(Loss) income from continuing operations	(1.9)%	2.9%	(2.0)%	2.7%
Income from discontinued operations, net of taxes	—%	0.1%	—%	—%

Net (loss) income	(1.9)%	3.0%	(2.0)%	2.7%

	Three months ended August 1, 2009	Three months ended August 2, 2008	Six months ended August 1, 2009	Six months ended August 2, 2008
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(16.4)%	(2.2)%	(15.7)%	(4.3)%
Net sales per average selling square foot(1)	$75	$88	$146	$169
Net sales per average store(2)	$420	$500	$815	$964
Average selling square footage per store(3)	5,587	5,671	5,587	5,671

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 1, 2009		Three months ended August 2, 2008		Six months ended August 1, 2009		Six months ended August 2, 2008
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	588	3,289,949	586	3,346,706	589	3,294,779	578	3,327,450
New stores	6	25,427	10	40,321	6	25,427	20	82,460
Closed stores	(3)	(13,168)	—	—	(4)	(17,998)	(2)	(14,122)
Net impact of remodeled stores on selling square feet	—	—	—	(6,858)	—	—	—	(15,619)

Stores open, end of period	591	3,302,208	596	3,380,169	591	3,302,208	596	3,380,169

Three Months Ended August 1, 2009 Compared to Three Months Ended August 2, 2008

        Net Sales.    Net sales for the three months ended August 1, 2009 decreased 16.2% to $247.8 million, as compared to $295.7 million for the three months ended August 2, 2008. The decrease in net sales is primarily due to a decrease in comparable store sales of 16.4% for the three months ended August 1, 2009. In the comparable store base, average dollar sales per transaction decreased by 6.6%, and the number of transactions per average store decreased by 10.5%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $32.3 million to $56.1 million, or 22.6% of net sales, for the three months ended August 1, 2009, as compared to $88.4 million, or 29.9% of net sales, for the three months ended August 2, 2008. The 730 basis point decrease in gross profit as a percentage of net sales during the three months ended August 1, 2009 is due to a 430 basis point decrease in merchandise margins resulting from increased promotional activity, and a 300 basis point increase in buying and occupancy costs, primarily attributable to the decline in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. In total, buying and occupancy costs decreased by $4.2 million as compared to the three months ended August 2, 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $9.9 million to $64.0 million, or 25.8% of net sales, for the three months ended August 1, 2009, as compared to $73.9 million, or 25.0% of net sales, for the three months ended August 2, 2008. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. On an average store basis, selling, general and administrative expenses declined by 13.3% during the three months ended August 1, 2009, as compared to the three months ended August 2, 2008.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for the three months ended August 1, 2009 was $7.9 million, or 3.2% of net sales, as compared to operating income of $14.5 million, or 4.9% of net sales, for the three months ended August 2, 2008.

        Interest Expense, Net.    Net interest expense was $0.2 million for the three months ended August 1, 2009, as compared to $0.1 million for the three months ended August 2, 2008.

        (Benefit) Provision for Income Taxes.    The effective tax rate for the three months ended August 1, 2009 reflects a benefit of 40.2%, as compared to a provision of 40.2% for the three months ended August 2, 2008.

        (Loss) Income from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the three months ended August 1, 2009 was $4.8 million, or 1.9% of net sales, as compared to income from continuing operations of $8.6 million, or 2.9% of net sales, for the three months ended August 2, 2008.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Six Months Ended August 1, 2009 Compared to Six Months Ended August 2, 2008

        Net Sales.    Net sales for the six months ended August 1, 2009 decreased 15.0% to $480.7 million, as compared to $565.7 million for the six months ended August 2, 2008. The decrease in net sales is primarily due to a decrease in comparable store sales of 15.7% for the six months ended August 1, 2009, partially offset by a slight increase in non-comparable store sales driven by net sales from new store openings not yet included in comparable store sales. In the comparable store base, average dollar sales per transaction decreased by 6.4%, and the number of transactions per average store decreased by 10.0%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $57.4 million to $114.9 million, or 23.9% of net sales, for the six months ended August 1, 2009, as compared to $172.3 million, or 30.5% of net sales, for the six months ended August 2, 2008. The 660 basis point decrease in gross profit as a percentage of net sales during the six months ended August 1, 2009 is due to a 300 basis point decrease in merchandise margins resulting from increased promotional activity, and a 360 basis point increase in buying and occupancy costs, primarily attributable to the decline in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. In total, buying and occupancy costs decreased by $4.4 million as compared to the six months ended August 2, 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $15.1 million to $131.4 million, or 27.3% of net sales, for the six months ended August 1, 2009, as compared to $146.5 million, or 25.9% of net sales, for the six months ended August 2, 2008. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. On an average store basis, selling, general and administrative expenses declined by 10.8% during the six months ended August 1, 2009, as compared to the six months ended August 2, 2008.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for the six months ended August 1, 2009 was $16.4 million, or 3.4% of net sales, as compared to operating income of $25.8 million, or 4.6% of net sales, for the six months ended August 2, 2008.

        Interest Expense, Net.    Net interest expense was $0.4 million for the six months ended August 1, 2009, as compared to $0.2 million for the six months ended August 2, 2008.

        (Benefit) Provision for Income Taxes.    The effective tax rate for the six months ended August 1, 2009 reflects a benefit of 42.2%, as compared to a provision of 40.2% for the six months ended August 2, 2008. The change in the effective tax rate is primarily due to a tax benefit recognized during the first quarter of fiscal year 2009 in connection with the reduction of tax positions for prior years.

        (Loss) Income from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the six months ended August 1, 2009 was $9.7 million, or 2.0% of net sales, as compared to income from continuing operations of $15.3 million, or 2.7% of net sales, for the six months ended August 2, 2008.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust (loss) income from continuing operations for the three and six months ended August 1, 2009 and August 2, 2008. This information reflects, on a non-GAAP adjusted basis, the Company's (loss) income from continuing operations before interest expense, net; (benefit) provision for income taxes; and depreciation and amortization ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, (loss) income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of (Loss) Income from Continuing Operations to EBITDA

	Three months ended August 1, 2009		Three months ended August 2, 2008		Six months ended August 1, 2009		Six months ended August 2, 2008
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
(Loss) income from continuing operations	$(4,829)	(1.9)%	$8,610	2.9%	$(9,717)	(2.0)%	$15,333	2.7%
Add back:
Interest expense, net	169	0.1%	56	—%	389	0.1%	180	—%
(Benefit) provision for income taxes	(3,246)	(1.4)%	5,788	2.0%	(7,094)	(1.5)%	10,307	1.9%
Depreciation and amortization	10,420	4.2%	10,846	3.7%	20,886	4.3%	21,243	3.7%

EBITDA	$2,514	1.0%	$25,300	8.6%	$4,464	0.9%	$47,063	8.3%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of August 1, 2009.

        The following tables contain information regarding the Company's liquidity and capital resources:

	August 1, 2009	January 31, 2009	August 2, 2008
	(Amounts in thousands)
Cash and cash equivalents (including cash at discontinued operations of $0, $1 and $0, respectively)	$53,059	$54,281	$86,699
Working capital	$61,295	$70,599	$93,958

	Six months ended August 1, 2009	Six months ended August 2, 2008
	(Amounts in thousands)
Net cash provided by operating activities of continuing operations	$11,063	$51,051
Net cash used in investing activities of continuing operations	$(5,944)	$(30,683)
Net cash used in financing activities of continuing operations	$(6,337)	$(1,493)
Net cash used in discontinued operations	$(4)	$(6,133)

Net (decrease) increase in cash and cash equivalents	$(1,222)	$12,742

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $11.1 million for the six months ended August 1, 2009, as compared to net cash provided by operating activities of continuing operations of $51.1 million for the six months ended August 2, 2008. The decrease in net cash provided by operating activities for the six months ended August 1, 2009, as compared to the six months ended August 2, 2008, is primarily related to the loss from continuing operations and changes in deferred income taxes, accounts receivable, income taxes receivable, accounts payable, accrued expenses, and deferred rent partially offset by changes in inventory, prepaid expenses and other assets and liabilities.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $5.9 million for the six months ended August 1, 2009, as compared to $30.7 million of net cash used in investing activities of continuing operations for the six months ended August 2, 2008. The reduction in net cash used in investing activities is in-line with the Company's plans to reduce capital expenditures and to conserve cash. The Company opened six new stores during the six months ended August 1, 2009, as compared to opening 20 new stores and completing six remodels during the six months ended August 2, 2008. Also contributing to the reduction in net cash used in investing activities was a decrease in non-store related capital expenditures, primarily attributable to the new POS system the Company implemented across the chain during fiscal year 2008 and the upgrade of its merchandise planning system that is expected to be completed in phases over the next nine months.

        During fiscal year 2009, the Company plans to open approximately six New York & Company stores, close 10 to 15 stores and remodel approximately four stores, ending the fiscal year with 580 to 585 New York & Company stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $6.3 million for the six months ended August 1, 2009, as compared to $1.5 million of net cash used in financing activities for the six months ended August 2, 2008. Net cash used in financing activities of continuing operations for the six months ended August 1, 2009 consists of quarterly payments against the Company's outstanding term loan totaling $3.0 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.1 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities of continuing operations for the six months ended August 2, 2008 consists of quarterly payments against the Company's outstanding term loan totaling $3.0 million, partially offset by $1.5 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        There were no material payments or receipts during the six months ended August 1, 2009 that related to the discontinued operations of JasmineSola. Net cash used in discontinued operations of $6.1 million during the six months ended August 2, 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $16.5 million was outstanding at August 1, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of August 1, 2009, the Company had availability under its revolving credit facility of $55.9 million, net of letters of credit outstanding of $7.9 million, as compared to availability of $70.6 million, net of letters of credit outstanding of $7.3 million, as of August 2, 2008.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to a minimum fixed charge coverage ratio of 1.00 to 1.00, if the Company's borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). If the Company fully repays its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

Adoption of New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of SFAS No. 157 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of SFAS No. 157 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009. The Company adopted this statement effective August 1, 2009. The Company's adoption of this FSP did not have a material impact on its financial position or results of operations.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted this statement effective August 1, 2009. The Company's adoption of SFAS No. 165 did not have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ (the "Codification") and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission) recognized by the FASB to be applied by nongovernmental entities. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company does not anticipate that the adoption of SFAS No. 168 will have a material impact on its financial position and results of operations.

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

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from suppliers in China, for which the Company pays U.S. Dollars. Since July 2005, China has been slowly increasing the value of the Chinese Yuan, which is linked to a basket of world currencies. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China and the Company would adjust its supply chain accordingly.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 1, 2009, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated, pursuant to the Company's authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
May 3, 2009 to May 30, 2009	768,300	$3.40	768,300	2,839,300
May 31, 2009 to July 4, 2009	89,300	$3.49	89,300	2,750,000
July 5, 2009 to August 1, 2009	—	—	—	2,750,000

Total	857,600	$3.41	857,600	2,750,000

(1)
On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the 12 month period ending on November 23, 2009. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In accordance with the Company's notice and proxy statement dated May 15, 2009, the Company held its Annual Meeting of Stockholders on June 29, 2009. Holders of 57,109,367 shares of the Company's common stock were present in person or by proxy, representing approximately 94.6% of the

Company's 60,383,150 shares outstanding on the record date. The matters set forth below were submitted to a vote of the Company's stockholders:

          (a)   The election of eleven directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The following persons were elected as members of the Board of Directors:

Name of Nominee	Votes For	Votes Withheld
Bodil M. Arlander	55,568,110	1,541,257
Philip M. Carpenter III	56,711,940	397,427
Richard P. Crystal	56,682,795	426,572
David H. Edwab	56,815,269	294,098
John D. Howard	55,878,778	1,230,589
Louis Lipschitz	55,580,746	1,528,621
Edward W. Moneypenny	56,804,173	305,194
Grace Nichols	55,564,768	1,544,599
Richard L. Perkal	56,711,940	397,427
Arthur E. Reiner	55,580,772	1,528,595
Pamela Grunder Sheiffer	56,375,090	734,277

          (b)   The proposal to approve an amendment to the Company's 2006 Long-Term Incentive Plan to increase the number of shares reserved for issuance by 2,500,000 shares:

Votes For	Votes Against	Abstentions	Broker Non-Votes
47,986,910	4,554,171	1,404,151	3,164,135

          (c)   The proposal to approve a one-time stock option exchange program:

Votes For	Votes Against	Abstentions	Broker Non-Votes
36,806,087	15,734,882	1,404,263	3,164,135

          (d)   The proposal to ratify the selection of Ernst & Young LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending January 30, 2010:

Votes For	Votes Against	Abstentions
57,043,041	64,901	1,425

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Employment Letter, dated as of April 21, 2009, between New York & Company, Inc. and Leslie Goldmann.
10.2	Employment Side Letter, dated as of April 1, 2008, between New York & Company, Inc. and Leslie Goldmann.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 10, 2009.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 10, 2009.
32.1	Certification of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 10, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	September 10, 2009