Form 10-Q
period 2009-10-31
New York & Company, Inc.
filed 2009-12-08
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 31, 2009
OR
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

        As of November 27, 2009, the registrant had 59,410,927 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended October 31, 2009	Three months ended November 1, 2008	Nine months ended October 31, 2009	Nine months ended November 1, 2008
Net sales	$227,949	$249,027	$708,629	$814,764
Cost of goods sold, buying and occupancy costs	170,219	186,089	535,953	579,503

Gross profit	57,730	62,938	172,676	235,261
Selling, general and administrative expenses	68,656	76,070	200,024	222,573

Operating (loss) income	(10,926)	(13,132)	(27,348)	12,688
Interest expense, net of interest income of $33, $293, $110, and $958, respectively	179	232	568	412

(Loss) income from continuing operations before income taxes	(11,105)	(13,364)	(27,916)	12,276
(Benefit) provision for income taxes	(4,803)	(5,372)	(11,897)	4,935

(Loss) income from continuing operations	(6,302)	(7,992)	(16,019)	7,341
Income from discontinued operations, net of taxes	—	68	3	235

Net (loss) income	$(6,302)	$(7,924)	$(16,016)	$7,576

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.11)	$(0.13)	$(0.27)	$0.12
Basic earnings per share from discontinued operations	—	—	—	0.01

Basic (loss) earnings per share	$(0.11)	$(0.13)	$(0.27)	$0.13

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.11)	$(0.13)	$(0.27)	$0.12
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted (loss) earnings per share	$(0.11)	$(0.13)	$(0.27)	$0.12

Weighted average shares outstanding:
Basic shares of common stock	59,161	59,858	59,508	59,520

Diluted shares of common stock	59,161	59,858	59,508	61,398

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 31, 2009	January 31, 2009	November 1, 2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,297	$54,280	$41,152
Accounts receivable	14,194	11,993	15,605
Income taxes receivable	4,947	10,202	4,274
Inventories, net	117,438	104,861	157,906
Prepaid expenses	23,229	24,610	29,887
Other current assets	2,506	2,390	3,663
Current assets of discontinued operations	108	110	305

Total current assets	201,719	208,446	252,792
Property and equipment, net	194,868	217,248	247,547
Intangible assets	14,879	14,879	14,879
Deferred income taxes	21,926	14,897	—
Other assets	1,086	1,343	1,260

Total assets	$434,478	$456,813	$516,478

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	79,989	68,431	101,400
Accrued expenses	51,443	61,121	53,916
Deferred income taxes	2,774	2,020	3,546
Current liabilities of discontinued operations	265	275	757

Total current liabilities	140,471	137,847	165,619
Long-term debt, net of current portion	9,000	13,500	15,000
Deferred income taxes	—	—	2,824
Deferred rent	73,203	75,848	77,060
Other liabilities	7,101	7,122	4,680

Total liabilities	229,775	234,317	265,183
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,306, 60,508 and 59,973 shares issued and outstanding at October 31, 2009, January 31, 2009, and November 1, 2008, respectively	60	60	60
Additional paid-in capital	153,950	152,330	151,965
Retained earnings	56,142	72,158	99,550
Accumulated other comprehensive loss	(2,052)	(2,052)	(280)
Treasury stock at cost; 1,000 shares at October 31, 2009	(3,397)	—	—

Total stockholders' equity	204,703	222,496	251,295

Total liabilities and stockholders' equity	$434,478	$456,813	$516,478

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended October 31, 2009	Nine months ended November 1, 2008
Operating activities
Net (loss) income	$(16,016)	$7,576
Less: Income from discontinued operations, net of taxes	3	235

(Loss) income from continuing operations	(16,019)	7,341
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	31,383	32,130
Amortization of deferred financing costs	162	133
Share-based compensation expense	1,387	1,274
Deferred income taxes	(6,275)	(1,305)
Changes in operating assets and liabilities:
Accounts receivable	(2,201)	2,918
Income taxes receivable	5,255	7,456
Inventories, net	(12,577)	(53,983)
Prepaid expenses	1,381	(7,896)
Accounts payable	11,558	24,223
Accrued expenses	(9,678)	298
Deferred rent	(2,645)	4,523
Other assets and liabilities	(142)	(1,750)

Net cash provided by operating activities of continuing operations	1,589	15,362

Investing activities
Acquisition of trademarks	—	(36)
Proceeds from sale of fixed assets	—	260
Capital expenditures	(8,903)	(40,253)

Net cash used in investing activities of continuing operations	(8,903)	(40,029)

Financing activities
Repayment of debt	(4,500)	(4,500)
Purchase of treasury stock	(3,417)	—
Proceeds from exercise of stock options	74	148
Excess tax benefit from exercise of stock options	179	2,336

Net cash used in financing activities of continuing operations	(7,664)	(2,016)

Cash flows from discontinued operations
Operating cash flows	(6)	(6,122)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	(6)	(6,122)

Net decrease in cash and cash equivalents	(14,984)	(32,805)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $1 and $223, respectively)	54,281	73,957

Cash and cash equivalents at end of period (represents cash at continuing operations)	$39,297	$41,152

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2009

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company™ merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of October 31, 2009, the Company operated 592 stores in 44 states.

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

        The condensed consolidated financial statements as of October 31, 2009 and November 1, 2008 and for the thirteen weeks ("three months") and thirty-nine weeks ("nine months") ended October 31, 2009 and November 1, 2008 are unaudited and are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 31, 2009 ("fiscal year 2008"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 7, 2009. The 52-week fiscal year ending January 30, 2010 is referred to herein as "fiscal year 2009." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Restructuring

        In response to the ongoing deterioration of the macroeconomic environment and the resulting impact on consumer spending in the retail sector during the latter part of fiscal year 2008, the Company initiated a comprehensive review of its business and on January 8, 2009 announced the launch of a multi-year restructuring and cost reduction program. As previously disclosed, this program is expected to generate approximately $175 million in pre-tax savings over a five year period, of which approximately $30 million is expected to be realized during fiscal year 2009. This program is designed to streamline the Company's organization by reducing costs and eliminating underperforming assets while enhancing efficiency and profitability.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

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

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge related primarily to severance and other costs necessary to implement the restructuring and cost reduction program. As of January 31, 2009, $1.0 million of severance related accruals are included in accrued expenses on the consolidated balance sheet. As of October 31, 2009, all severance liabilities related to the restructuring program had been substantially paid. The Company does not currently expect to record any material restructuring charges for these matters during the remainder of fiscal year 2009.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

3. Discontinued Operations (Continued)

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Three months ended October 31, 2009	Three months ended November 1, 2008	Nine months ended October 31, 2009	Nine months ended November 1, 2008
	(Amounts in thousands)
Net sales	$—	$—	$—	$—

Income from discontinued operations before income taxes	—	194	4	361
Income tax provision	—	126	1	126

Income from discontinued operations, net of taxes	$—	$68	$3	$235

4. Earnings Per Share

        Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted (loss) earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect, using the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

4. Earnings Per Share (Continued)

treasury stock method, of stock options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended October 31, 2009	Three months ended November 1, 2008	Nine months ended October 31, 2009	Nine months ended November 1, 2008
	(Amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(6,302)	$(7,992)	$(16,019)	$7,341
Income from discontinued operations, net of taxes	—	68	3	235

Net (loss) income	$(6,302)	$(7,924)	$(16,016)	$7,576

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,161	59,858	59,508	59,520

Basic (loss) earnings per share from continuing operations	$(0.11)	$(0.13)	$(0.27)	$0.12
Basic earnings per share from discontinued operations	—	—	—	0.01

Basic (loss) earnings per share	$(0.11)	$(0.13)	$(0.27)	$0.13

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,161	59,858	59,508	59,520
Plus impact of stock options and restricted stock, net	—	—	—	1,878

Diluted shares of common stock	59,161	59,858	59,508	61,398

Diluted (loss) earnings per share from continuing operations	$(0.11)	$(0.13)	$(0.27)	$0.12
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted (loss) earnings per share	$(0.11)	$(0.13)	$(0.27)	$0.12

        The calculation of diluted loss per share for the three and nine months ended October 31, 2009 excludes options to purchase 3,127,388 and 3,598,970 shares, respectively, due to their anti-dilutive effect. The calculation of diluted (loss) earnings per share for the three and nine months ended November 1, 2008 excludes options to purchase 3,052,364 and 1,396,452 shares, respectively, due to their anti-dilutive effect.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

5. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements. The Company recorded share-based compensation expense in the amount of $0.4 million and $0.5 million for the three months ended October 31, 2009 and November 1, 2008, respectively, and $1.4 million and $1.3 million for the nine months ended October 31, 2009 and November 1, 2008, respectively.

        During the nine months ended October 31, 2009, the Company issued 49,000 shares of restricted stock and 114,715 shares of common stock were issued upon the exercise of stock options.

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

        At the Company's 2009 Annual Meeting of Stockholders on June 29, 2009, the Company's stockholders approved, among other matters: (i) an amendment to the Company's 2006 Long-Term Incentive Plan to increase the number of shares reserved for issuance by 2,500,000 shares and (ii) a one-time stock option exchange program.

        The aggregate number of shares of the Company's common stock that may now be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 4,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights is 1,750,000 shares.

        The Company completed a value-for-value stock option exchange program on June 29, 2009, subsequent to receiving stockholder approval. The stock option exchange program was open to associates of the Company, excluding the Chief Executive Officer, who held stock options with an exercise price greater than or equal to $12.43 per share. The program was not available to any former associates or members of the Company's board of directors. Pursuant to the stock option exchange program, 684,435 eligible stock options were canceled and replaced with 454,687 replacement stock options at an exercise price equal to the Company's closing stock price on the new option grant date (June 29, 2009). The exchange ratio was calculated such that the value of the replacement options would equal the value of the canceled options, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. The replacement options have the same vesting schedule as the tendered eligible options, except that the vesting schedule for any options that were already vested on June 29, 2009 or that would have vest within two years of June 29, 2009 was reset such that those options will vest upon the two-year anniversary of the new option grant date, so long as the eligible option holder continues to provide services to the Company during the two-year period. The other terms and conditions of each replacement option grant are substantially similar to those of the surrendered options it replaced. Each replacement option was granted under the Amended and Restated 2006 Plan.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

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

	Three months ended October 31, 2009	Three months ended November 1, 2008	Nine months ended October 31, 2009	Nine months ended November 1, 2008
	(Amounts in thousands)
Service cost	$67	$61	$201	$184
Interest cost	139	138	417	413
Expected return on plan assets	(103)	(173)	(309)	(519)
Amortization of unrecognized losses	36	—	108	—

Net periodic benefit cost	$139	$26	$417	$78

7. Income Taxes

        The effective tax rate for the three months ended October 31, 2009 reflects a benefit of 43.3%, as compared to a benefit of 40.2% for the three months ended November 1, 2008. The effective tax rate for the nine months ended October 31, 2009 reflects a benefit of 42.6%, as compared to a provision of 40.2% for the nine months ended November 1, 2008. The change in the effective tax rates for the three and nine months ended October 31, 2009, as compared to the same periods last year, is primarily due to tax benefits recognized during the first and third quarters of the current fiscal year in connection with the reduction of tax positions for prior years.

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service ("IRS") began its examination of the Company's U.S. federal income tax return for the 2006 tax year. At the end of October 2009, the IRS communicated its intention to audit the Company's 2007 federal income tax return. In addition, the Company is subject to U.S. federal income tax examinations for the 2008 tax year and each year thereafter and state and local income tax examinations for the 2005 tax year and each year thereafter.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

7. Income Taxes (Continued)

        At January 31, 2009, the Company reported a total liability of $3.6 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the nine months ended October 31, 2009. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

8. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $15.0 million was outstanding at October 31, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 31, 2009, the Company had availability under its revolving credit facility of $73.6 million, net of letters of credit outstanding of $7.0 million, as compared to availability of $74.6 million, net of letters of credit outstanding of $7.3 million, as of November 1, 2008.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to a minimum fixed charge coverage ratio of 1.00 to 1.00, if the Company's borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). If the Company fully repays its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

9. Fair Value Measurements

        As described in footnote 11, "New Accounting Pronouncements," on February 3, 2008 the Company adopted ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. On February 1, 2009, the Company adopted the remaining provisions of ASC 820 for all nonfinancial assets and liabilities measured on a non-recurring basis. ASC 820 establishes a common definition for fair value to be applied to U.S. Generally Accepted Accounting Principles ("GAAP") guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.

        ASC 820 establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

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

10. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the 12 month period ending November 23, 2009. During the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

10. Share Repurchases (Continued)

nine months ended October 31, 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

        On November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions, including through pre-established trading plans.

11. New Accounting Pronouncements

        In September 2006, the FASB issued ASC Topic 820, "Fair Value Measurements and Disclosures." ASC 820 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of ASC 820 as it relates to financial assets and liabilities was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB agreed to delay the effective date of ASC 820 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of ASC 820 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of ASC 820 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of ASC 820 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued ASC Topic 825, "Financial Instruments," ("ASC 825") to require disclosures about fair value of financial instruments for interim periods of publicly-traded companies as well as in annual financial statements. ASC 825 also require those disclosures in summarized financial information at interim reporting periods. ASC 825 was effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 effective August 1, 2009. The Company's adoption of ASC 825 did not have a material impact on its financial position or results of operations.

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855") which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted ASC 855 effective August 1, 2009. The Company's adoption of ASC 855 did not have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification™ ("Codification") as the single official source of authoritative GAAP (other than guidance issued by the SEC) recognized by the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2009

(Unaudited)

11. New Accounting Pronouncements (Continued)

FASB to be applied by nongovernmental entities. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Changes to the Codification are now communicated through an Accounting Standard Update ("ASU") which is issued for all amendments and updates to authoritative U.S. GAAP. ASC 105 was effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 effective October 31, 2009 with no impact on the Company's financial position or results of operations. The Company has cited the relevant parts of the Codification in the current quarter report and will apply the new presentation prospectively.

        In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value" ("ASU 2009-05"), which amends ASC Topic 820, "Fair Value Measurements and Disclosures." ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 2009. The Company does not anticipate that the adoption of ASU 2009-05 will have a material impact on its financial position or results of operations.

12. Subsequent Events

        Management has evaluated all events or transactions that occurred after October 31, 2009 up through December 8, 2009, the date the Company's financial statements were issued. During this period, there were no material recognizable or nonrecognizable subsequent events.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and:

  •
  the Company's business is impacted by general economic conditions and their effect on consumer confidence and spending patterns, which have deteriorated significantly and may continue to do so for the foreseeable future;

  •
  the current economic crisis could negatively impact the Company's merchandise vendors and their ability to deliver products, as well as the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations as a landlord;

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

Overview

        The Company is a leading specialty retailer of fashion oriented, moderately priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion conscious, value sensitive women between the ages of 25 and 45. As of October 31, 2009, the Company operated 592 stores in 44 states.

        The deterioration and uncertainty in the macroeconomic environment continued to negatively impact consumer spending on the Company's merchandise during the three months ended October 31, 2009. However, the Company was able to realize a 110 basis point improvement in merchandise margins during the quarter, as compared to third quarter last year, reflecting a positive customer response to the Company's fall merchandise assortment, continued sourcing efficiencies, and controlled promotional activity. In addition, during the month of October, the Company experienced strengthening of its sales trends, posting the strongest monthly comparable store sales in over a year. Despite these positive signs, the Company believes that the business environment will remain challenging and expects promotional activity to accelerate throughout the upcoming holiday season.

        Net sales for the three months ended October 31, 2009 decreased 8.5% to $227.9 million, as compared to $249.0 million for the three months ended November 1, 2008. Comparable store sales decreased 8.4% for the three months ended October 31, 2009, as compared to a comparable store sales decrease of 14.0% for the three months ended November 1, 2008. Loss from continuing operations for the three months ended October 31, 2009 was $6.3 million, or $0.11 per diluted share, as compared to a loss from continuing operations of $8.0 million, or $0.13 per diluted share, for the three months ended November 1, 2008. For a discussion of the more significant factors impacting these results, see "Results of Operations" below.

        Capital spending for the nine months ended October 31, 2009 was $8.9 million, as compared to $40.3 million for the nine months ended November 1, 2008. The reduction of $31.4 million, as compared to last year, is in-line with the Company's plans to reduce capital expenditures and to conserve cash. During the nine months ended October 31, 2009, the Company opened 11 new stores and closed eight stores, ending the period operating 592 stores, as compared to 600 stores as of November 1, 2008. Total selling square footage as of October 31, 2009 was 3.296 million, as compared to 3.372 million as of November 1, 2008.

        The Company ended the quarter with $39.3 million of cash-on-hand and no outstanding borrowings under its revolving credit facility.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 31, 2009 and November 1, 2008:

	Three months ended October 31, 2009	Three months ended November 1, 2008	Nine months ended October 31, 2009	Nine months ended November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.7%	74.7%	75.6%	71.1%

Gross profit	25.3%	25.3%	24.4%	28.9%
Selling, general and administrative expenses	30.1%	30.6%	28.3%	27.3%

Operating (loss) income	(4.8)%	(5.3)%	(3.9)%	1.6%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

(Loss) income from continuing operations before income taxes	(4.9)%	(5.4)%	(4.0)%	1.5%
(Benefit) provision for income taxes	(2.1)%	(2.2)%	(1.7)%	0.6%

(Loss) income from continuing operations	(2.8)%	(3.2)%	(2.3)%	0.9%
Income from discontinued operations, net of taxes	—%	—%	—%	—%

Net (loss) income	(2.8)%	(3.2)%	(2.3)%	0.9%

	Three months ended October 31, 2009	Three months ended November 1, 2008	Nine months ended October 31, 2009	Nine months ended November 1, 2008
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(8.4)%	(14.0)%	(13.5)%	(7.6)%
Net sales per average selling square foot(1)	$69	$74	$215	$243
Net sales per average store(2)	$385	$416	$1,199	$1,383
Average selling square footage per store(3)	5,568	5,620	5,568	5,620

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 31, 2009		Three months ended November 1, 2008		Nine months ended October 31, 2009		Nine months ended November 1, 2008
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	591	3,302,208	596	3,380,169	589	3,294,779	578	3,327,450
New stores	5	6,328	5	22,181	11	31,755	25	104,641
Closed stores	(4)	(15,573)	(1)	(8,682)	(8)	(33,571)	(3)	(22,804)
Net impact of remodeled stores on selling square feet	—	3,280	—	(21,649)	—	3,280	—	(37,268)

Stores open, end of period	592	3,296,243	600	3,372,019	592	3,296,243	600	3,372,019

Three Months Ended October 31, 2009 Compared to Three Months Ended November 1, 2008

        Net Sales.    Net sales for the three months ended October 31, 2009 decreased 8.5% to $227.9 million, as compared to $249.0 million for the three months ended November 1, 2008. The decrease in net sales is primarily due to a decrease in comparable store sales of 8.4% for the three months ended October 31, 2009. In the comparable store base, average dollar sales per transaction decreased by 2.6%, and the number of transactions per average store decreased by 6.0%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $5.2 million to $57.7 million, or 25.3% of net sales, for the three months ended October 31, 2009, as compared to $62.9 million, or 25.3% of net sales, for the three months ended November 1, 2008. Merchandise margins for the three months ended October 31, 2009 improved by 110 basis points and continue to remain in-line with historical levels. This improvement was offset by a 110 basis point increase in buying and occupancy costs, primarily attributable to the deleveraging resulting from the lower sales levels. In total, buying and occupancy costs decreased by $3.6 million, as compared to the three months ended November 1, 2008, reflecting the impact of the Company's restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $7.4 million to $68.7 million, or 30.1% of net sales, for the three months ended October 31, 2009, as compared to $76.1 million, or 30.6% of net sales, for the three months ended November 1, 2008. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of the savings recognized in connection with the Company's restructuring and cost reduction program and the net impact of charges related to management changes in the prior year and current year, partially offset by the impact of negative comparable store sales. On an average store basis, selling, general and administrative expenses declined by 8.8% during the three months ended October 31, 2009.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended October 31, 2009 was $10.9 million, or 4.8% of net sales, as compared to an operating loss of $13.1 million, or 5.3% of net sales, for the three months ended November 1, 2008.

        Interest Expense, Net.    Net interest expense was $0.2 million for the three months ended October 31, 2009, as compared to $0.2 million for the three months ended November 1, 2008.

        Income Tax Benefit.    The effective tax rate for the three months ended October 31, 2009 reflects a benefit of 43.3%, as compared to a benefit of 40.2% for the three months ended November 1, 2008. The change in the effective tax rate is primarily due to tax benefits recognized during the third quarter of fiscal year 2009 in connection with the reduction of tax positions for the prior year.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the three months ended October 31, 2009 was $6.3 million, or 2.8% of net sales, as compared to loss from continuing operations of $8.0 million, or 3.2% of net sales, for the three months ended November 1, 2008.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended November 1, 2008

        Net Sales.    Net sales for the nine months ended October 31, 2009 decreased 13.0% to $708.6 million, as compared to $814.8 million for the nine months ended November 1, 2008. The decrease in net sales is primarily due to a decrease in comparable store sales of 13.5% for the nine months ended October 31, 2009. In the comparable store base, average dollar sales per transaction decreased by 5.2%, and the number of transactions per average store decreased by 8.8%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $62.6 million to $172.7 million, or 24.4% of net sales, for the nine months ended October 31, 2009, as compared to $235.3 million, or 28.9% of net sales, for the nine months ended November 1, 2008. The 450 basis point decrease in gross profit as a percentage of net sales during the nine months ended October 31, 2009 is due to a 170 basis point decrease in merchandise margins resulting from increased promotional activity and a 280 basis point increase in buying and occupancy costs, primarily attributable to the decline in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. In total, buying and occupancy costs decreased by $8.1 million, as compared to the nine months ended November 1, 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $22.5 million to $200.0 million, or 28.3% of net sales, for the nine months ended October 31, 2009, as compared to $222.6 million, or 27.3% of net sales, for the nine months ended November 1, 2008. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. On an average store basis, selling, general and administrative expenses declined by 10.4% during the nine months ended October 31, 2009.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for the nine months ended October 31, 2009 was $27.3 million, or 3.9% of net sales, as compared to operating income of $12.7 million, or 1.6% of net sales, for the nine months ended November 1, 2008.

        Interest Expense, Net.    Net interest expense was $0.6 million for the nine months ended October 31, 2009, as compared to $0.4 million for the nine months ended November 1, 2008.

        (Benefit) Provision for Income Taxes.    The effective tax rate for the nine months ended October 31, 2009 reflects a benefit of 42.6%, as compared to a provision of 40.2% for the nine months ended November 1, 2008. The change in the effective tax rate is primarily due to tax benefits recognized during the first and third quarters of fiscal year 2009 in connection with the reduction of tax positions for prior years.

        (Loss) Income from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the nine months ended October 31, 2009 was $16.0 million, or 2.3% of net sales, as compared to income from continuing operations of $7.3 million, or 0.9% of net sales, for the nine months ended November 1, 2008.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust (loss) income from continuing operations for the three and nine months ended October 31, 2009 and November 1, 2008. This information reflects, on a non-GAAP adjusted basis, the Company's (loss) income from continuing operations before interest expense, net; (benefit) provision for income taxes; and depreciation and amortization ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, (loss) income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of (Loss) Income from Continuing Operations to EBITDA

	Three months ended October 31, 2009		Three months ended November 1, 2008		Nine months ended October 31, 2009		Nine months ended November 1, 2008
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
(Loss) income from continuing operations	$(6,302)	(2.8)%	$(7,992)	(3.2)%	$(16,019)	(2.3)%	$7,341	0.9%
Add back:
Interest expense, net	179	0.1%	232	0.1%	568	0.1%	412	0.1%
(Benefit) provision for income taxes	(4,803)	(2.1)%	(5,372)	(2.2)%	(11,897)	(1.7)%	4,935	0.6%
Depreciation and amortization	10,497	4.6%	10,887	4.4%	31,383	4.5%	32,130	3.9%

EBITDA	$(429)	(0.2)%	$(2,245)	(0.9)%	$4,035	0.6%	$44,818	5.5%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of October 31, 2009.

        The following tables contain information regarding the Company's liquidity and capital resources:

	October 31, 2009	January 31, 2009	November 1, 2008
	(Amounts in thousands)
Cash and cash equivalents (including cash at discontinued operations of $0, $1 and $0, respectively)	$39,297	$54,281	$41,152
Working capital	$61,248	$70,599	$87,173

	Nine months ended October 31, 2009	Nine months ended November 1, 2008
	(Amounts in thousands)
Net cash provided by operating activities of continuing operations	$1,589	$15,362
Net cash used in investing activities of continuing operations	$(8,903)	$(40,029)
Net cash used in financing activities of continuing operations	$(7,664)	$(2,016)
Net cash used in discontinued operations	$(6)	$(6,122)

Net decrease in cash and cash equivalents	$(14,984)	$(32,805)

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $1.6 million for the nine months ended October 31, 2009, as compared to net cash provided by operating activities of continuing operations of $15.4 million for the nine months ended November 1, 2008. The decrease in net cash provided by operating activities is primarily related to the loss from continuing operations and changes in deferred income taxes, accounts receivable, income taxes receivable, accounts payable, accrued expenses, and deferred rent, partially offset by changes in inventory, prepaid expenses and other assets and liabilities.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $8.9 million for the nine months ended October 31, 2009, as compared to $40.0 million of net cash used in investing activities of continuing operations for the nine months ended November 1, 2008. The reduction in net cash used in investing activities is in-line with the Company's plans to reduce capital expenditures and to conserve cash. The Company opened 11 new stores and completed three remodels during the nine months ended October 31, 2009, as compared to opening 25 new stores and completing 13 remodels during the nine months ended November 1, 2008. Also contributing to the reduction in net cash used in investing activities was a decrease in capital expenditures related to information technology, primarily attributable to costs incurred last year for the new point-of-sale terminal system the Company implemented across the chain during fiscal year 2008 and the upgrade of its merchandise planning system that is expected to be completed in phases over the next six months.

        During fiscal year 2009, the Company plans to have opened approximately 11 stores, including three temporary locations, close approximately 20 stores and remodel approximately three stores, ending the fiscal year with approximately 580 stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $7.7 million for the nine months ended October 31, 2009, as compared to $2.0 million of net cash used in financing activities for the nine months ended November 1, 2008. Net cash used in financing activities for the nine months ended October 31, 2009 consists of quarterly payments against the Company's outstanding term loan totaling $4.5 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.3 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities for the nine months ended November 1, 2008 consists of quarterly payments against the

Company's outstanding term loan totaling $4.5 million, partially offset by $2.5 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        There were no material payments or receipts during the nine months ended October 31, 2009 that related to the discontinued operations of JasmineSola. Net cash used in discontinued operations of $6.1 million during the nine months ended November 1, 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $15.0 million was outstanding at October 31, 2009, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 31, 2009, the Company had availability under its revolving credit facility of $73.6 million, net of letters of credit outstanding of $7.0 million, as compared to availability of $74.6 million, net of letters of credit outstanding of $7.3 million, as of November 1, 2008.

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

Adoption of New Accounting Standards

        In September 2006, the FASB issued ASC Topic 820, "Fair Value Measurements and Disclosures." ASC 820 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of ASC 820 as it relates to financial assets and liabilities was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB agreed to delay the effective date of ASC 820 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of ASC 820 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of ASC 820 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of ASC 820 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued ASC Topic 825, "Financial Instruments," ("ASC 825") to require disclosures about fair value of financial instruments for interim periods of publicly-traded companies as well as in annual financial statements. ASC 825 also require those disclosures in summarized financial information at interim reporting periods. ASC 825 was effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 effective August 1, 2009. The Company's adoption of ASC 825 did not have a material impact on its financial position or results of operations.

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855") which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted ASC 855 effective August 1, 2009. The Company's adoption of ASC 855 did not have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification™ ("Codification") as the single official source of authoritative GAAP (other than guidance issued by the SEC) recognized by the FASB to be applied by nongovernmental entities. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Changes to the Codification are now communicated through an Accounting Standard Update ("ASU") which is issued for all amendments and updates to authoritative U.S. GAAP. ASC 105 was effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 effective October 31, 2009 with no impact on the Company's financial position or results of operations. The Company has cited the relevant parts of the Codification in the current quarter report and will apply the new presentation prospectively.

        In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value" ("ASU 2009-05"), which amends ASC Topic 820, "Fair Value Measurements and Disclosures." ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 2009. The Company does not anticipate that the adoption of ASU 2009-05 will have a material impact on its financial position or results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of October 31, 2009, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We made no purchases of treasury stock during the three months ended October 31, 2009. The remaining availability pursuant to the Company's authorized share repurchase program was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
August 2, 2009 to August 29, 2009	—	—	—	2,750,000
August 30, 2009 to October 3, 2009	—	—	—	2,750,000
October 4, 2009 to October 31, 2009	—	—	—	2,750,000

Total	—	—	—	2,750,000

(1)
On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the 12 month period ending on November 23, 2009. As of October 31, 2009, the Company has repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million. On November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2009.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2009.
32.1	Certification of the Chairman and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 8, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 8, 2009