Form 10-K
period 2010-01-30
New York & Company, Inc.
filed 2010-04-06
CIK 1211351

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of July 31, 2009 was approximately $95.3 million, using the closing price per share of $3.60, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 31, 2010 was 59,396,177.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company® merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 30, 2010, the Company operated 576 stores with 3.2 million selling square feet in 43 states.

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

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 30, 2010, January 31, 2009 and February 2, 2008 are referred to herein as "fiscal year 2009," "fiscal year 2008," and "fiscal year 2007," respectively. The 52-week year ending January 29, 2011 is referred to herein as "fiscal year 2010."

The Company's Growth Strategies

Increase Sales of Apparel and Accessories

        As a result of the deterioration in the macroeconomic environment in fiscal year 2008 and the continued uncertainty, the Company's strategy has been to preserve its liquidity through tight inventory and expense management and a significant reduction in capital expenditures for new stores and the remodeling of existing stores during fiscal year 2009. As the economy recovers, the Company believes it is well positioned for growth and is focused on growing sales of both apparel and accessories products. The Company believes that it can increase sales of apparel by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points. The Company plans to drive higher margin sales with new fashion items and increased focus on its wear-to-work assortments. In an effort to increase accessories sales, the Company has upgraded the fashion of its accessories offerings, with a continued focus on the jewelry business and the integration of the accessories business with the visual merchandising in the Company's stores.

E-commerce Store

        The Company believes that its E-commerce store (www.nyandcompany.com) provides an effective means to reach its existing customers and more importantly attract new customers to the New York & Company brand. The E-commerce store is designed to cater to the customers' lifestyle needs by offering an easy alternative to shop, while also increasing brand awareness. The Company believes that it can continue to grow sales with its E-commerce store by broadening its online assortment with new product exclusives and expanded product extensions. The Company is continuing to develop the infrastructure and functionality of the site to offer more merchandise on the E-commerce store and to enhance customer service on the site.

Expand the Company's Store Base

        Increasing market penetration by opening new stores has been an important component of the Company's growth strategies. However, due to the deterioration in the macroeconomic environment in fiscal year 2008 and the continued uncertainty, the Company reduced capital expenditures for fiscal year 2009 in an effort to preserve its liquidity. This strategy has enabled the Company to position itself for growth and as the economy recovers the Company will begin to open more new stores, while relocating and remodeling a portion of its existing store base annually. The Company opened 11 stores in fiscal year 2009, adding 31,755 selling square feet. During fiscal year 2009, the Company closed 24 stores, resulting in a reduction of 133,398 selling square feet, and remodeled three stores. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability and is in-line with its restructuring and cost reduction program announced in January 2009. The Company ended the fiscal year operating 576 stores with 3.2 million selling square feet.

        During fiscal year 2009, the Company opened three temporary New York & Company Outlet stores as part of a test, and based on the performance of these stores the Company plans to open approximately 20 to 25 New York & Company Outlet stores during fiscal year 2010. Each outlet store will be approximately 3,500 to 5,000 square feet. The New York & Company Outlet stores will offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores but at a discount. The Company also plans to offer merchandise specific to the outlet stores. The Company believes over the long-term, the growth potential for New York & Company Outlet stores could be between 75 and 90 locations.

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

        New product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring) that are updated with selected new items every four weeks to keep the merchandise current. Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products both from importers and directly from manufacturers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and its knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company sources from approximately 20 countries and it is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards, objectives of quality, cost, speed to market, and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. In fiscal year 2009, the Company sourced nearly 100% of its merchandise from Bahrain, Bangladesh, China, Hong Kong, India, Indonesia, Macau, Mexico, the Philippines, the Republic of Korea, Sri Lanka, Switzerland, Taiwan, the United States and Vietnam. The Company's largest country sources are China, Macau and Hong Kong, which represented approximately 61% of purchases in fiscal year 2009.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with Limited Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of Limited Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, code of business conduct and labor standards compliance, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. The Company's quality assurance field inspectors or IPS representatives visit each new apparel factory prior to its first bulk garment production to ensure that the factory quality control associates understand and comply with the Company's requirements. The Company's independent buying agents and importers also conduct in-line factory and final quality audits. Under the transition services agreement with Limited Brands, the Company's inbound shipments are further audited by Limited Brands for visual appearance and measurement.

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

        Under the transition services agreement, as amended on March 16, 2010, (See Exhibit 10.18 of this Annual Report on Form 10-K) these services will terminate upon the earliest of the following: (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services, which notice shall be no earlier than February 1, 2011; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services, which notice shall be no earlier than February 1, 2011; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services.

        Inventory and fulfillment for the Company's E-commerce operations are handled by a third-party warehouse facility located in Martinsville, Virginia. Merchandise is received in this location from Limited Brands' distribution center.

Real Estate

        As of January 30, 2010, the Company operated 576 stores in 43 states, with an average of 5,544 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity. All of the Company's stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers and off-mall locations, including urban street locations.

 Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2005	476	44	(17)	40	503
2006	503	52	(19)	35	536
2007	536	54	(12)	25	578
2008	578	25	(14)	14	589
2009	589	11	(24)	3	576

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net (reduction) increase of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2005	3,189,770	200,759	(125,422)	(57,480)	3,207,627
2006	3,207,627	241,048	(138,208)	(73,927)	3,236,540
2007	3,236,540	228,727	(88,042)	(49,775)	3,327,450
2008	3,327,450	104,641	(98,572)	(38,740)	3,294,779
2009	3,294,779	31,755	(133,398)	466	3,193,602

Store Count by State as of January 30, 2010

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	12	Maine	1	Ohio	25
Arizona	10	Maryland	15	Oklahoma	4
Arkansas	4	Massachusetts	12	Pennsylvania	35
California	55	Michigan	13	Rhode Island	3
Colorado	6	Minnesota	11	South Carolina	11
Connecticut	8	Mississippi	6	South Dakota	1
Delaware	1	Missouri	12	Tennessee	15
Florida	36	Nebraska	4	Texas	48
Georgia	20	Nevada	4	Utah	2
Illinois	25	New Hampshire	3	Virginia	21
Indiana	10	New Jersey	31	Washington	3
Iowa	3	New Mexico	2	West Virginia	4
Kansas	2	New York	57	Wisconsin	7
Kentucky	7	North Carolina	17
Louisiana	9	North Dakota	1

				Grand Total	576

        Site Selection.    The Company's real estate management team is responsible for new store site selection. In selecting a specific location for a New York & Company store, the Company targets high-traffic, prime real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix. The Company intends to continue to open New York & Company stores at a conservative pace as the economy recovers, while relocating and remodeling a portion of its existing store base annually.

        During fiscal year 2009, the Company opened three temporary New York & Company Outlet stores as part of a test, and based on the performance of these stores the Company plans to open approximately 20 to 25 New York & Company Outlet stores during fiscal year 2010. Each outlet store will be approximately 3,500 to 5,000 square feet. The New York & Company Outlet stores will offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores but at a discount. The Company also plans to offer merchandise specific to the outlet stores. The Company believes over the long-term, the growth potential for New York & Company Outlet stores could be between 75 and 90 locations.

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

        Field Sales Organization.    Store operations are organized into six regions and 49 districts. Each region is managed by either a regional vice president or a regional sales leader, depending upon the size of the region. The Company staffs approximately 49 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is typically staffed with a store manager, a co-sales manager and one or two assistant sales managers, as required, in addition to hourly sales associates. The Company has approximately 1,700 in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is based on monthly and quarterly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

        Store Sales Associates.    The Company typically employs between 7,500 and 11,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has well-established store operating policies and procedures, updated and efficient point-of-sale ("POS") terminals and utilizes an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings.

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes that its combination of fashion-oriented apparel, accessories and attractive price points differentiates its brand from its competitors. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of this brand through, among other things, advertising, in-store marketing, direct mail marketing, and email communications. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, broadening its assortment online at www.nyandcompany.com, and focusing on client service.

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

        Sales, cash deposit and related credit card information are electronically collected from the stores' POS terminals on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, the Company collects customer transaction data to update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company's ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

        The Company continues to invest in technology to upgrade core systems to increase efficiencies and provide a competitive advantage. During fiscal year 2007, the Company partnered with Datavantage (a subsidiary of Micros Systems, Inc.) to implement a new POS system across its chain and partnered with JDA Software Group, Inc. to upgrade its existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and expects to complete the upgrade of its merchandise planning system in phases over the next six months.

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company believes its competitors include Ann Taylor LOFT®, Express®, The Gap®, JCPenney®, Kohl's®, Old Navy® and Target®, among others. The Company differentiates itself from its competitors on the basis of its fashion and proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

Intellectual Property

        The Company believes that it has all of the registered trademarks it needs to protect its New York & Company®, Lerner®, Lerner New York®, New York Style®, City Stretch®, City Style® and NY&C® brands and it vigorously enforces all of its trademark rights.

Employees and Labor Relations

        As of January 30, 2010, the Company had a total of 8,174 employees of which 2,286 were full-time employees and 5,888 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The Company's collective bargaining agreement with Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is set to expire on April 30, 2010. The Company anticipates the collective bargaining agreement with Local 1102 will be extended. Approximately 9% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

Available Information

        The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K

and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after filing or furnishing such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company's Audit Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company's Governance Guidelines, Code of Conduct for Associates, Code of Conduct for Principal Executive Officers and Key Financial Associates, and Code of Conduct for Suppliers, are also available on the website.

Item 1A.    Risk Factors

Economic conditions may cause a decline in business and consumer spending which could adversely affect the Company's business and financial performance.

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers. These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. The current economic conditions may continue to negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's results of operations, liquidity and continued growth. The current economic conditions could also negatively impact the Company's merchandise vendors and their ability to deliver products and sustain profits and sufficient liquidity. To counteract their cash flow problems, the Company's merchandise vendors may require letters-of-credit or attempt to increase prices, pass through increased costs or seek some other form of relief, which may adversely impact the Company's results of operations, liquidity and continued growth. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations.

The Company's growth strategy includes the addition of a significant number of new stores each year and the potential relocation and remodeling of existing stores. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company's growth strategy may strain its resources and cause the performance of its existing stores to suffer.

        The Company's growth will largely depend on its ability to open and operate new stores successfully, including its new New York & Company Outlet stores, and the availability of suitable store locations on acceptable terms. However, due to the deterioration in the macroeconomic environment in fiscal year 2008 and the continued uncertainty, the Company reduced capital expenditures for fiscal year 2009 in an effort to preserve its liquidity. This strategy has enabled the Company to position itself for growth and as the economy recovers the Company will begin to open more new stores, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. The expansion of the Company's store base will also place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its existing stores. In addition, to the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its expansion through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

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

        Seasonal fluctuations also affect the Company's inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter. If the Company is not successful in selling its inventory, it may have to write down the value of its inventory or sell it at significantly reduced prices or the Company may not be able to sell such inventory at all, which could have a material adverse effect on the Company's financial condition and results of operations.

Fluctuations in comparable store sales and results of operations could cause the price of the Company's common stock to decline substantially.

        The Company's results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2004 through fiscal year 2009, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve a high level of comparable store sales in the future.

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

        Limited Brands may terminate those portions of the transition services agreement, which provide for the distribution of the Company's merchandise and the compliance monitoring provided by IPS, upon providing the Company with 24-months advance notice of such termination, the occurrence of certain types of changes of control, or the Company's failure to perform any of its material obligations under the transition services agreement. If Limited Brands terminates a portion or all of the Company's transition services agreement, the Company may not be able to replace the services on terms acceptable to it or at all. The Company's failure to successfully replace the services could have a material adverse effect on the Company's business and prospects.

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

  •
  political or labor instability in countries where vendors are located;

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

The Company may not be able to successfully integrate its restructuring and cost reduction program.

        On January 8, 2009, the Company announced a multi-year restructuring and cost reduction program as part of a major drive to enhance profitability and improve overall operating effectiveness. The key elements of the restructuring and cost reduction program include: strategic staff reductions in both the field and corporate office, optimization of the Company's store portfolio, a broad-based organizational cost reduction effort and the reduction of capital spending for fiscal year 2009. The Company estimates this program will generate approximately $175 million in pre-tax savings over a five-year period, of which more than $30 million was realized in fiscal year 2009. The estimated costs and charges associated with the restructuring program may vary materially based on various factors, including the timing in execution of the restructuring plan; outcome of negotiations with landlords and other third parties; inventory levels; and changes in management's assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in the Company not realizing all of the anticipated benefits of the restructuring and cost reduction program.

The Company's ability to successfully integrate new or acquired businesses into its existing business, to the extent it enters new lines of business or consummates acquisitions in the future, will affect the Company's financial condition and results of operations.

        The process of integrating new or acquired businesses, including the Company's planned outlet expansion, into the Company's existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that the Company may encounter in integrating the operations of new or acquired businesses could have a material adverse effect on its results of operations and financial condition. Moreover, the Company may not realize any of the anticipated benefits of a new business or an acquisition and integration costs may exceed anticipated amounts. In addition, future acquisitions of businesses may require the Company to assume or incur additional debt financing, resulting in additional leverage.

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

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, Lerner, Lerner New York, New York Style, City Stretch, City Style and NY&C and are protected in the United States and internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; response to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of its trademark portfolio in the United States and foreign countries; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiation and defense of opposition and/or cancellation proceedings, including discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

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

Government mandatory healthcare requirements could adversely affect the Company's profits.

        The recently adopted healthcare legislation may require, among other things, employers to provide healthcare to all employees, to pay either a portion of healthcare premiums or a flat payroll tax in lieu of premiums, or to pay a fee for each employee not offered health care. While the Company is still evaluating the impact of the recently adopted healthcare legislation, this legislation as well as any future changes in healthcare legislation could increase expenses for the Company and have an adverse effect on the Company's results of operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 4.1 million total gross square feet as of January 30, 2010, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.    Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 31, 2010 was 188. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2009
Fourth quarter	$4.65	$3.45
Third quarter	$5.59	$3.68
Second quarter	$6.11	$2.72
First quarter	$6.07	$1.79
Fiscal Year 2008
Fourth quarter	$3.00	$0.82
Third quarter	$12.12	$2.21
Second quarter	$9.97	$6.50
First quarter	$6.57	$4.49

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

Performance Graph

        The following graph shows a quarterly comparison of the cumulative total return on a $100 investment in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's SmallCap 600 Apparel Retail Index. The cumulative total return for New York & Company, Inc. common stock assumes an initial investment of $100 in the common stock of the Company on January 29, 2005. The cumulative total return for the Standard & Poor's SmallCap 600

Index and the Standard & Poor's SmallCap 600 Apparel Retail Index assumes an initial investment of $100 on January 31, 2005. The comparison also assumes the reinvestment of any dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12 month period ending on November 23, 2009. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million. On November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. Repurchases, if any, would be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

        As of January 30, 2010, as set forth in the following table, the Company did not make any purchases of the Company's common stock, pursuant to the authorized share repurchase program, for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 1, 2009 to November 28, 2009	—	—	—	2,750,000
November 29, 2009 to January 2, 2010	—	—	—	2,750,000
January 3, 2010 to January 30, 2010	—	—	—	2,750,000

Total	—	—	—	2,750,000

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended January 30, 2010, referred to as "fiscal year 2009," the 52-week fiscal year ended January 31, 2009, referred to as "fiscal year 2008," the 52-week fiscal year ended February 2, 2008, referred to as "fiscal year 2007," the 53-week fiscal year ended February 3, 2007, referred to as "fiscal year 2006," and the 52-week fiscal year ended January 28, 2006, referred to as "fiscal year 2005," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2009 (52-weeks)	Fiscal Year 2008 (52-weeks)	Fiscal Year 2007 (52-weeks)	Fiscal Year 2006 (53-weeks)	Fiscal Year 2005 (52-weeks)
Statements of operations data(1):
Net sales	$1,006,675	$1,139,853	$1,194,944	$1,153,333	$1,112,950
Cost of goods sold, buying and occupancy costs	754,086	843,478	851,739	786,757	751,586

Gross profit	252,589	296,375	343,205	366,576	361,364
Selling, general and administrative expenses	274,139	306,101	298,325	284,664	258,642
Restructuring charges(2)	2,376	24,529	—	—	—

Operating (loss) income	(23,926)	(34,255)	44,880	81,912	102,722
Interest expense, net of interest income	755	726	1,200	1,663	5,726
Loss on modification and extinguishment of debt(3)	—	—	—	—	933

(Loss) income from continuing operations before income taxes	(24,681)	(34,981)	43,680	80,249	96,063
(Benefit) provision for income taxes	(11,197)	(14,683)	17,004	31,853	38,363

(Loss) income from continuing operations	(13,484)	(20,298)	26,676	48,396	57,700
Income (loss) from discontinued operations, net of taxes(1)	3	491	(31,533)	(2,226)	788

Net (loss) income	$(13,481)	$(19,807)	$(4,857)	$46,170	$58,488

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(0.23)	$(0.34)	$0.46	$0.86	$1.07
Basic earnings (loss) per share from discontinued operations	—	0.01	(0.54)	(0.04)	0.01

Basic (loss) earnings per share	$(0.23)	$(0.33)	$(0.08)	$0.82	$1.08

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share from continuing operations	$(0.23)	$(0.34)	$0.44	$0.81	$1.01
Diluted earnings (loss) per share from discontinued operations	—	0.01	(0.52)	(0.04)	0.01

Diluted (loss) earnings per share	$(0.23)	$(0.33)	$(0.08)	$0.77	$1.02

Weighted average shares outstanding:
Basic shares of common stock	59,457	59,650	58,537	56,072	53,923

Diluted shares of common stock	59,457	59,650	61,028	60,031	57,316

(amounts in thousands)	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Balance sheet data (at period end):
Cash and cash equivalents (including cash at discontinued operations of $0, $1, $223, $206 and $1,593, respectively)	$87,296	$54,281	$73,957	$68,064	$57,436
Working capital	67,954	70,599	84,479	69,964	47,701
Total assets	436,527	456,813	488,456	469,799	406,275
Total debt(3)	13,500	19,500	25,500	31,500	37,500
Stockholders' equity	$208,164	$222,496	$239,961	$240,799	$179,050

(1)
On October 18, 2007, the Company announced its decision to close all of the stores operated by the Company's subsidiary Jasmine Company, Inc. ("JasmineSola"). In connection with the decision to exit the JasmineSola business, the Company recorded a $35.2 million impairment charge in fiscal year 2007 related to the property and equipment, goodwill and trademarks of JasmineSola, a $1.3 million charge for severance costs and a $5.8 million charge for lease termination costs. As of February 2, 2008, all JasmineSola stores were closed and all other exit procedures were substantially complete; therefore, JasmineSola's results of operations are presented as discontinued operations in the current and prior periods presented.

(2)
In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded pre-tax restructuring charges totaling $24.5 million. These charges were comprised of a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. For further information related to the restructuring and cost reduction program, please refer to Note 4, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

  During fiscal year 2009, the Company recorded pre-tax restructuring charges totaling $2.4 million. These charges were comprised of a non-cash impairment charge of $1.2 million related to the impairment of store assets and $1.2 million of cash charges related to severance.

(3)
On January 4, 2006, the Company's credit facilities were amended to provide for, among other matters, an additional $37.5 million term loan facility maturing on March 17, 2009 bearing interest at the Eurodollar rate plus 2.50%. Using the $37.5 million of proceeds from the January 4, 2006 term loan plus cash on-hand, the Company prepaid in full a $75.0 million term loan, which was bearing interest at the Eurodollar rate plus 5.00%, and $0.5 million in fees related to the refinancing. The Company recorded a $0.9 million charge in January 2006 related to the write-off of unamortized deferred financing fees associated with the $75.0 million term loan that was prepaid.

  On August 22, 2007, the Company's credit facilities were further amended to provide for, among other matters, an extension of the term of the Company's existing $90.0 million revolving credit facility and existing term loan to March 17, 2012. As of January 30, 2010, the outstanding principal balance of the term loan was $13.5 million.

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

  •
  the current economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products, as well as the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations as a landlord;

  •
  the Company's ability to open and operate stores successfully, including its new New York & Company Outlet stores, and the potential lack of availability of suitable store locations on acceptable terms;

  •
  seasonal fluctuations in the Company's business;

  •
  fluctuations in comparable store sales and results of operations;

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

  •
  the Company's ability to successfully integrate new or acquired businesses, including the Company's planned outlet expansion, into its existing business;

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

Overview

        The Company is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 30, 2010, the Company operated 576 stores in 43 states.

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 30, 2010, January 31, 2009 and February 2, 2008 are referred to herein as "fiscal year 2009," "fiscal year 2008," and "fiscal year 2007," respectively. The 52-week year ending January 29, 2011 is referred to herein as "fiscal year 2010."

Fiscal Year 2009 Summary

        While the Company remained focused on the implementation of its multi-year restructuring and cost reduction program and managed inventory and expenses tightly to preserve its cash and liquidity position, the deterioration and uncertainty in the macroeconomic environment continued to negatively impact consumer spending on the Company's merchandise during fiscal year 2009.

        Net sales for fiscal year 2009 were $1,006.7 million, as compared to net sales of $1,139.9 million for fiscal year 2008. Comparable store sales decreased 11.8% for fiscal year 2009, as compared to a comparable store sales decrease of 8.6% for fiscal year 2008. Loss from continuing operations in fiscal year 2009 was $13.5 million, or $0.23 per diluted share, inclusive of a loss of $0.03 per diluted share attributable to pre-tax restructuring charges totaling $2.4 million, which is comprised of a $1.2 million non-cash impairment charge related to underperforming stores and $1.2 million of cash charges related to severance. This compares to a loss from continuing operations in fiscal year 2008 of $20.3 million, or $0.34 per diluted share, inclusive of a loss of $0.29 per diluted share attributable to pre-tax restructuring charges totaling $24.5 million, a $2.5 million charge incurred in connection with management changes, and a $1.5 million charge related to legal settlements. For a discussion of the more significant factors impacting these results, see "Results of Operations" below.

        In January 2009, the Company announced a multi-year restructuring and cost reduction program as part of a major drive to enhance profitability and improve overall operating effectiveness. The key elements of the restructuring and cost reduction program include: strategic staff reductions in both the field and corporate office, optimization of the Company's store portfolio, a broad-based organizational cost reduction effort and the reduction of capital spending for fiscal year 2009. The Company estimates this program will generate approximately $175 million in pre-tax savings over a five-year period, of which more than $30 million was realized in fiscal year 2009.

        Capital spending for fiscal year 2009 was $13.3 million, as compared to $44.6 million for fiscal year 2008. The reduction of $31.3 million, as compared to last year, is in-line with the Company's plans to reduce capital expenditures and to conserve cash. The $13.3 million of capital spending represents $6.7 million related to the construction of new stores and the remodeling of existing stores and $6.6 million related to non-store capital projects, which principally represent information technology enhancements. During fiscal year 2009, the Company opened 11 new stores, closed 24 stores, and completed three remodels, ending the fiscal year operating 576 stores in 43 states, as compared to 589 stores as of January 31, 2009. Total selling square footage as of January 30, 2010 was 3.2 million, compared to 3.3 million as of January 31, 2009.

        As of January 30, 2010, the Company had cash and cash equivalents of $87.3 million, working capital of $68.0 million and availability under its revolving credit facility of $48.4 million. Looking forward to fiscal year 2010, the Company will focus on increasing sales, while continuing to manage expenses and inventory tightly. Capital expenditures are estimated to be approximately $23.5 million in fiscal year 2010, up from $13.3 million in fiscal year 2009. The expected increase in capital expenditures in fiscal year 2010 is primarily related to the Company's launch of its New York & Company Outlet store strategy. During fiscal year 2009, the Company opened three temporary New York & Company Outlet stores as part of a test, and based on the performance of these stores the Company plans to open approximately 20 to 25 New York & Company Outlet stores during fiscal year 2010. Each outlet store will be approximately 3,500 to 5,000 square feet. The New York & Company Outlet stores will offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores but at a discount. The Company also plans to offer merchandise specific to the outlet stores. The Company believes over the long-term, the growth potential for New York & Company Outlet stores could be between 75 and 90 locations.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2009, fiscal year 2008 and fiscal year 2007:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.9%	74.0%	71.3%

Gross profit	25.1%	26.0%	28.7%
Selling, general and administrative expenses	27.3%	26.8%	24.9%
Restructuring charges	0.2%	2.2%	—%

Operating (loss) income	(2.4)%	(3.0)%	3.8%
Interest expense, net	0.1%	0.1%	0.1%

(Loss) income from continuing operations before income taxes	(2.5)%	(3.1)%	3.7%
(Benefit) provision for income taxes	(1.2)%	(1.3)%	1.5%

(Loss) income from continuing operations	(1.3)%	(1.8)%	2.2%
Income (loss) from discontinued operations, net of taxes	—%	0.1%	(2.6)%

Net loss	(1.3)%	(1.7)%	(0.4)%

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(11.8)%	(8.6)%	(1.3)%
Net sales per average selling square foot(1)	$310	$344	$364
Net sales per average store(2)	$1,727	$1,952	$2,145
Average selling square footage per store(3)	5,544	5,594	5,757

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2009		Fiscal Year 2008		Fiscal Year 2007
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	589	3,294,779	578	3,327,450	536	3,236,540
New stores	11	31,755	25	104,641	54	228,727
Closed stores	(24)	(133,398)	(14)	(98,572)	(12)	(88,042)
Net impact of remodeled stores on selling square feet	—	466	—	(38,740)	—	(49,775)

Stores open, end of period	576	3,193,602	589	3,294,779	578	3,327,450

Fiscal Year 2009 Compared to Fiscal Year 2008

        Net Sales.    Net sales for fiscal year 2009 were $1,006.7 million, as compared to net sales of $1,139.9 million for fiscal year 2008. The macroeconomic environment continued to negatively impact consumer confidence and the level of consumer spending on the Company's merchandise during fiscal year 2009. The decrease in net sales is primarily due to a decrease in comparable store sales of 11.8% for fiscal year 2009, as compared to a decrease of 8.6% for fiscal year 2008. In the comparable store base, the average dollar sales per transaction decreased 1.6%, and the number of transactions per average store decreased 10.4%, as compared to last year.

        Gross Profit.    Gross profit decreased $43.8 million to $252.6 million, or 25.1% of net sales, during fiscal year 2009, as compared to $296.4 million, or 26.0% of net sales, during fiscal year 2008. The decrease in gross profit as a percentage of net sales is due to a 230 basis point increase in buying and occupancy costs, primarily attributable to the decrease in comparable store sales, partially offset by a 140 basis point improvement in merchandise margins resulting from sourcing efficiencies and a decrease in promotional and inventory clearance activity during the fourth quarter of fiscal year 2009, as compared to last year. In total, buying and occupancy costs decreased by $11.3 million, as compared to fiscal year 2008, reflecting the impact of the Company's restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $32.0 million to $274.1 million, or 27.3% of net sales, during fiscal year 2009, as compared to $306.1 million, or 26.8% of net sales, during fiscal year 2008. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by savings recognized in connection with the Company's restructuring and cost reduction program. Selling, general and administrative expenses in fiscal year 2008 includes a $2.5 million charge related to management changes during the third quarter and a $1.5 million charge recognized during the fourth quarter in connection with the settlement of two separate class action lawsuits in the State of California. On an average store basis, selling, general and administrative expenses declined by 10.3% during fiscal year 2009 reflecting the impact of the Company's restructuring and cost reduction program.

        Restructuring Charges.    Throughout fiscal year 2009, the Company continued to monitor the multi-year restructuring and cost reduction program announced in January 2009 and continued to evaluate the business. As a result, during the third and fourth quarters of fiscal year 2009, the Company recorded pre-tax restructuring charges of $0.5 million and $1.9 million, respectively. These charges included a non-cash charge of $1.2 million related to the impairment of store assets and cash charges of $1.2 million related to severance. During the fourth quarter of fiscal year 2008, the Company recorded initial pre-tax restructuring charges totaling $24.5 million. These charges included a non-cash charge of $22.9 million related to the impairment of store assets and a cash charge of $1.7 million primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. For further information related to the restructuring and cost reduction program, please refer to Note 4, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Operating Loss.    For the reasons discussed above, operating loss for fiscal year 2009 was $23.9 million, or 2.4% of net sales, as compared to an operating loss of $34.3 million, or 3.0% of net sales, during fiscal year 2008.

        Interest Expense, Net.    Net interest expense was $0.8 million during fiscal year 2009, as compared to $0.7 million during fiscal year 2008.

        Benefit for Income Taxes.    The effective tax rate during fiscal year 2009 reflects a benefit of 45.4%, as compared to a benefit of 42.0% during fiscal year 2008. The change in the effective tax rate is primarily due to a tax benefit resulting from the reduction of reserves for uncertain tax positions for prior years.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations was $13.5 million, or 1.3% of net sales, for fiscal year 2009. This compares to a loss from continuing operations of $20.3 million, or 1.8% of net sales, for fiscal year 2008.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations represents operations of JasmineSola.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $7.8 million to $306.1 million, or 26.8% of net sales, during fiscal year 2008, as compared to $298.3 million, or 24.9% of net sales, during fiscal year 2007, primarily as a result of spending to support new stores. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of the decrease in comparable store sales, partially offset by the impact of the Company's ongoing cost savings initiatives. In addition, selling, general and administrative expenses includes a $2.5 million charge related to management changes during the third quarter of fiscal year 2008 and a $1.5 million charge recognized during the fourth quarter of fiscal year 2008 in connection with the settlement of two separate class action lawsuits in the State of California. On an average store basis, selling, general and administrative expenses declined by 2.1%, reflecting the success of the Company's expense control efforts.

        Restructuring Charges.    In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded pre-tax restructuring charges totaling $24.5 million, or 2.2% of net sales, during the fourth quarter of fiscal year 2008. The charges included a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. For further information related to the restructuring and cost reduction program, please refer to Note 4, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust (loss) income from continuing operations for fiscal year 2009, fiscal year 2008 and fiscal year 2007. This information reflects, on a non-GAAP adjusted basis, the Company's (loss) income from continuing operations before interest expense, net; (benefit) provision for income taxes; depreciation and amortization; and loss from impairment charges ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, (loss) income from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of (Loss) Income from Continuing Operations to EBITDA

	Fiscal Year 2009		Fiscal Year 2008		Fiscal Year 2007
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
(Loss) income from continuing operations	$(13,484)	(1.3)%	$(20,298)	(1.8)%	$26,676	2.2%
Add back:
Interest expense, net	755	0.1%	726	0.1%	1,200	0.1%
(Benefit) provision for income taxes	(11,197)	(1.2)%	(14,683)	(1.3)%	17,004	1.5%
Depreciation and amortization	42,368	4.2%	43,939	3.9%	38,500	3.2%
Loss from impairment charges	1,218	0.2%	22,854	2.0%	—	—%

EBITDA	$19,660	2.0%	$32,538	2.9%	$83,380	7.0%

Quarterly Results and Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. In fiscal year 2008, the rapid deterioration in the macroeconomic environment resulted in a distortion of the seasonal fluctuations as compared to the historical trend. The following table sets forth the percentage of fiscal year net sales, operating (loss)

income and (loss) income from continuing operations that was realized in each quarter of the last two fiscal years.

	Fiscal Year 2009				Fiscal Year 2008
	Quarter ended				Quarter ended
(as a % of fiscal year)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	23.1%	24.6%	22.7%	29.6%	23.7%	25.9%	21.9%	28.5%
Operating (loss) income	(35.6)%	(33.0)%	(45.7)%	14.3%	33.2%	42.2%	(38.3)%	(137.1)%
(Loss) income from continuing operations	(36.3)%	(35.8)%	(46.7)%	18.8%	33.1%	42.4%	(39.4)%	(136.1)%

        Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company's financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter.

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

	Fiscal Year 2009				Fiscal Year 2008
	Quarter ended				Quarter ended
Statements of Operations data	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
	(Amounts in thousands, except per share data)
Net sales	$232,860	$247,820	$227,949	$298,046	$270,069	$295,668	$249,027	$325,089
Gross profit	$58,852	$56,094	$57,730	$79,913	$83,941	$88,382	$62,938	$61,114
Operating (loss) income	$(8,516)	$(7,906)	$(10,926)	$3,422	$11,366	$14,454	$(13,132)	$(46,943)
(Loss) income from continuing operations	$(4,888)	$(4,829)	$(6,302)	$2,535	$6,723	$8,610	$(7,992)	$(27,639)
Income from discontinued operations, net of taxes	$3	$—	$—	$—	$—	$167	$68	$256
Net (loss) income	$(4,885)	$(4,829)	$(6,302)	$2,535	$6,723	$8,777	$(7,924)	$(27,383)
Basic (loss) earnings per share of common stock:
Basic EPS—continuing operations	$(0.08)	$(0.08)	$(0.11)	$0.04	$0.11	$0.15	$(0.13)	$(0.46)
Basic EPS—discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Basic (loss) earnings per share	$(0.08)	$(0.08)	$(0.11)	$0.04	$0.11	$0.15	$(0.13)	$(0.46)

Diluted (loss) earnings per share of common stock:
Diluted EPS—continuing operations	$(0.08)	$(0.08)	$(0.11)	$0.04	$0.11	$0.14	$(0.13)	$(0.46)
Diluted EPS—discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Diluted (loss) earnings per share	$(0.08)	$(0.08)	$(0.11)	$0.04	$0.11	$0.14	$(0.13)	$(0.46)

Weighted average shares outstanding:
Basic shares of common stock	60,043	59,320	59,161	59,303	59,274	59,426	59,858	60,040

Diluted shares of common stock	60,043	59,320	59,161	60,652	61,232	61,395	59,858	60,040

	Fiscal Year 2009				Fiscal Year 2008
	Quarter ended				Quarter ended
(as a % of net sales)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	25.3%	22.6%	25.3%	26.8%	31.1%	29.9%	25.3%	18.8%
Operating (loss) income	(3.7)%	(3.2)%	(4.8)%	1.1%	4.2%	4.9%	(5.3)%	(14.4)%
(Loss) income from continuing operations	(2.1)%	(1.9)%	(2.8)%	0.9%	2.5%	2.9%	(3.2)%	(8.5)%

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

        As of January 30, 2010, the Company had cash and cash equivalents of $87.3 million, working capital of $68.0 million and availability under its revolving credit facility of $48.4 million. Capital expenditures are estimated to be approximately $23.5 million in fiscal year 2010, up from $13.3 million in fiscal year 2009. The increase in capital expenditures during fiscal year 2010 will be primarily to support the Company's opening of approximately 20 to 25 New York & Company Outlet stores.

(Amounts in thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Cash and cash equivalents (including cash at discontinued operations of $0, $1 and $223, respectively)	$87,296	$54,281	$73,957
Working capital	$67,954	$70,599	$84,479

(Amounts in thousands)	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Net cash provided by operating activities of continuing operations	$55,306	$34,463	$70,928
Net cash used in investing activities of continuing operations	$(13,285)	$(44,352)	$(75,464)
Net cash used in financing activities of continuing operations	$(9,000)	$(3,635)	$(1,798)
Net cash (used in) provided by discontinued operations	$(6)	$(6,152)	$12,227

Net increase (decrease) in cash and cash equivalents	$33,015	$(19,676)	$5,893

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $55.3 million during fiscal year 2009, as compared to $34.5 million during fiscal year 2008. The increase in net cash provided by operating activities of continuing operations during fiscal year 2009, as compared to fiscal year 2008, is primarily related to the reduction in loss from continuing operations in fiscal year 2009 as compared to fiscal year 2008 and changes in deferred income taxes, income taxes receivable, inventory, prepaid expenses, accounts payable, income taxes payable, and other assets and liabilities, partially offset by changes in accounts receivable, accrued expenses, and deferred rent.

        Net cash provided by operating activities of continuing operations was $34.5 million during fiscal year 2008, as compared to $70.9 million during fiscal year 2007. The decrease in net cash provided by operating activities of continuing operations during fiscal year 2008, as compared to fiscal year 2007, is primarily related to the loss from continuing operations in fiscal year 2008 and changes in prepaid expenses, accounts payable, deferred rent, and other assets and liabilities, partially offset by changes in accounts receivable, income taxes receivable, inventory, accrued expenses, and income taxes payable.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $13.3 million, $44.4 million and $75.5 million, during fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. These amounts primarily reflect capital expenditures related to the construction of new stores, the remodeling of existing stores and non-store capital projects.

        The decrease in net cash used in investing activities of continuing operations during fiscal year 2009, as compared to fiscal year 2008, is due to the Company's reduction in capital expenditures during fiscal year 2009 in an effort to conserve cash. During fiscal year 2009, the Company opened 11 new stores and remodeled three existing stores, as compared to opening 25 new stores and remodeling 14 stores in fiscal year 2008. During fiscal year 2009, the Company invested $6.6 million in non-store capital projects, which principally represent information technology enhancements. During fiscal year 2008, the Company invested $17.8 million in non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system being implemented across the chain and the upgrade of its existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and expects to complete the upgrade of its merchandise planning system in phases over the next six months.

        The decrease in net cash used in investing activities of continuing operations during fiscal year 2008, as compared to fiscal year 2007, is due to the opening of 25 new stores and the remodeling of 14 existing stores during fiscal year 2008, as compared to opening 54 new stores and remodeling 25 stores in fiscal year 2007.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $9.0 million during fiscal year 2009, as compared to $3.6 million during fiscal year 2008. Net cash used in financing activities of continuing operations for fiscal year 2009 consisted of quarterly payments against the Company's outstanding term loan totaling $6.0 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.4 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities of continuing operations for fiscal year 2008 consisted of the following: quarterly payments against the Company's outstanding term loan totaling $6.0 million; $2.5 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company; and payment of financing costs totaling $0.2 million in connection with the December 9, 2008 amendment of the Company's credit facilities.

        Net cash used in financing activities of continuing operations was $3.6 million during fiscal year 2008, as compared to $1.8 million during fiscal year 2007. Net cash used in financing activities of continuing operations for fiscal year 2008 is explained in the preceding paragraph. Net cash used in financing activities of continuing operations for fiscal year 2007 consisted primarily of the following: quarterly payments against the Company's outstanding term loan totaling $6.0 million; $4.7 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company; and payment of financing costs totaling $0.4 million in connection with the August 22, 2007 amendment of the Company's credit facilities.

Discontinued Operations Cash Flows

        There were no material payments or receipts during fiscal year 2009 that related to the discontinued operations of JasmineSola. Net cash used in discontinued operations of $6.2 million during fiscal year 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities. Net cash provided by discontinued operations for fiscal year 2007 consisted primarily of $12.6 million of cash provided by operating activities, which was largely the result of the tax benefit associated with the impairment charges related to JasmineSola trademarks, goodwill and property and equipment and the liquidation of JasmineSola inventory during the closeout period.

Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc. (formerly known as Jasmine Company, Inc.) entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement.

        The Company's credit facilities currently consist of a term loan, of which $13.5 million was outstanding at January 30, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of January 30, 2010, the Company had availability under its revolving credit facility of $48.4 million, net of letters of credit outstanding of $7.2 million, as compared to availability of $68.7 million, net of letters of credit outstanding of $6.9 million, as of January 31, 2009.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facilities will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2010.

Off-Balance Sheet Arrangements

        The Company does not have off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of January 30, 2010:

		Payments Due by Period(4)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$13,500	$6,000	$7,500	$—	$—
Operating leases(2)	638,930	109,209	195,334	180,428	153,959
Purchase obligations(3)	121,917	117,917	4,000	—	—

Total contractual obligations	$774,347	$233,126	$206,834	$180,428	$153,959

(1)
Does not include any scheduled interest payments.

(2)
Represents future minimum lease payments, under non-cancelable leases as of January 30, 2010. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2009, CAM charges and real estate taxes were $63.8 million and other landlord charges were $5.0 million.

(3)
Represents purchase orders for merchandise and store construction commitments not yet received or recorded on the consolidated balance sheet, as well as a contractual obligation for distribution and logistics services used in the normal course of business.

(4)
Not included in the above table are net potential cash obligations of $2.5 million associated with unrecognized tax benefits and $3.3 million associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the unfunded pension liability, please refer to Note 15, "Income Taxes" and Note 11, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of January 30, 2010:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$456	$456	$—	$—	$—
Standby letters of credit(1)	6,731	6,731	—	—	—

Total commercial commitments	$7,187	$7,187	$—	$—	$—

(1)
Issued under its revolving credit facility. At January 30, 2010, there were no outstanding borrowings under this facility.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluations during fiscal year 2009 resulted in a non-cash charge of $1.2 million related to the impairment of store assets during the fourth quarter. In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded a non-cash charge of $22.9 million during the fourth quarter of fiscal year 2008 related to the impairment of store assets. In connection with the decision to exit the JasmineSola business, during the third quarter of fiscal year 2007, the Company recorded a non-cash charge of approximately $6.9 million related to JasmineSola property and equipment.

        Goodwill and Other Intangible Assets.    ASC Topic 350, "Intangibles—Goodwill and Other," prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks and historically the JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005, which were initially valued at $14.8 million, $17.2 million and $11.1 million, respectively. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

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

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The Company estimates the fair value of intangible assets not subject to amortization, specifically trademarks, based on an income approach using the "relief from royalty method." This method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The "relief from royalty method" involves two steps: (i) estimation of reasonable royalty rates for the trademarks and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The calculated cost savings ("relief from royalty" payment) associated with the trademarks is determined by multiplying the selected royalty rate by the forecasted net sales stream. The cash flows are then discounted to present values using the selected discount rate and compared to the carrying value of the asset. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The Company's fiscal year 2009 and 2008 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademark. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required. In connection with the decision to exit the JasmineSola business, during the third quarter of fiscal year 2007, the Company recorded non-cash impairment charges of $17.2 million and $11.1 million related to the JasmineSola trademarks and goodwill, respectively.

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

        Income Taxes.    Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. Deferred tax assets are believed to be fully realizable as management expects future taxable income will be sufficient to recover the asset values and, as such, no related valuation allowance has been provided for. The Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes in the first quarter of fiscal year 2007. These provisions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, the Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

Adoption of New Accounting Standards

        In September 2006, the FASB issued ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of ASC 820 as it relates to financial assets and liabilities was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB agreed to delay the effective date of ASC 820 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company adopted the remaining provisions of ASC 820 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of ASC 820 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of ASC 820 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued amendments to ASC Topic 825, "Financial Instruments," to require disclosures about fair value of financial instruments for interim periods of publicly-traded companies as well as in annual financial statements. These amendments also require those disclosures in summarized financial information at interim reporting periods. The amendments were effective for interim reporting periods ending after June 15, 2009. The Company adopted these amendments effective August 1, 2009. The Company's adoption of these amendments did not have a material impact on its financial position or results of operations.

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855"), which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted the provisions of ASC 855 effective August 1, 2009, with no material impact on its financial position or results of operations. In February 2010, the FASB issued ASU 2010-09, "Subsequent Events" ("ASU 2010-09"), which amends certain provisions of ASC 855 by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon its issuance in February 2010, and its provisions have been adopted by the Company by the removal of the date subsequent events were evaluated in the footnotes to the Company's consolidated financial statements. The adoption of ASU 2010-09 did not have any impact on the Company's financial position and results of operations.

        In June 2009, the FASB issued ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards CodificationTM ("Codification") as the single official source of authoritative GAAP (other than guidance issued by the SEC) recognized by the FASB to be applied by nongovernmental entities. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Changes to the Codification are now communicated through an Accounting Standard Update which is issued for all amendments and updates to authoritative U.S. GAAP. ASC 105 was effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 effective October 31, 2009 with no impact on the Company's financial position or results of operations. The Company has cited the relevant parts of the Codification in this Annual Report on Form 10-K and will apply the new presentation prospectively.

        In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which amends ASC 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 2009. The Company's adoption of ASU 2009-05 had no material impact on the Company's financial position or results of operations.

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies the existing disclosures about the level of disaggregation to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of ASU 2010-06 will have a material impact on its financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses by approximately $0.1 million annually. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from vendors in China, for which the Company pays U.S. Dollars. Since July 2005, China has been slowly increasing the value of the Chinese Yuan, which is now linked to a basket of world-currencies. If the exchange rate of the

Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China and the Company would adjust its supply chain accordingly.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of January 30, 2010, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2010.

        The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear on page 55 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2010.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2010.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2010.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2007	Sales Return Reserve	$1,973	$39,800	$39,756	$2,017
2008	Sales Return Reserve	$2,017	$40,379	$40,717	$1,679
2009	Sales Return Reserve	$1,679	$34,634	$34,589	$1,724
  3.
  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on December 22, 2006.++
10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on May 4, 2007.++

Exhibit No.	Description
10.4	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on April 10, 2008.++
10.5	Amendment No. 4 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on January 28, 2009.†††††
10.6	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.
10.7	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.††
10.8	Employment Letter, dated as of April 21, 2009, between New York & Company, Inc. and Leslie Goldmann. TTTT
10.9	Employment Side Letter, dated as of April 1, 2008, between New York & Company, Inc. and Leslie Goldmann. TTTT
10.10	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.†††††
10.11	Amendment No.1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.
10.12	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.†††
10.13	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.14
Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.15
Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.†††††
10.16
Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.†††††
10.17
Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.†††††
10.18
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.
10.19
Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of August 22, 2007. TT

Exhibit No.	Description
10.20	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of December 9, 2008. TTT
10.21
Second Amended and Restated Guarantee made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., Associated Lerner Shops of America, Inc. and Lerner New York GC, LLC in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.22
Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.23
Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.24
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.25
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.26
Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.27
Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.28	Performance Unit Award Agreement, dated as of January 28, 2009, between New York & Company, Inc. and Richard P. Crystal.†††††
10.29	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.30	Form of Amended and Restated 2006 Long-Term Incentive Plan approved by the Company's Stockholders on June 29, 2009.***
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2010.

Exhibit No.	Description
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2010.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 6, 2010.

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

†††††
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the SEC on April 7, 2009.

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

TTTT
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, as filed with the SEC on September 10, 2009.

*
Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**
Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

***
Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the SEC on November 20, 2009.

+
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 17, 2006.

++
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008.
(b)
The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2010.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ RICHARD P. CRYSTAL Richard P. Crystal	Chairman and Chief Executive Officer (Principal executive officer)	April 6, 2010
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 6, 2010
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 6, 2010
/s/ PHILIP M. CARPENTER III Philip M. Carpenter III	Director	April 6, 2010
/s/ DAVID H. EDWAB David H. Edwab	Director	April 6, 2010
/s/ JOHN D. HOWARD John D. Howard	Director	April 6, 2010

Name	Title	Date

/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	April 6, 2010
/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	April 6, 2010
/s/ GRACE NICHOLS Grace Nichols	Director	April 6, 2010
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 6, 2010
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 6, 2010
/s/ PAMELA GRUNDER SHEIFFER Pamela Grunder Sheiffer	Director	April 6, 2010

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 30, 2010 and our report dated April 6, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
April 6, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
April 6, 2010

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended January 30, 2010 (52-weeks)	Fiscal year ended January 31, 2009 (52-weeks)	Fiscal year ended February 2, 2008 (52-weeks)
Net sales	$1,006,675	$1,139,853	$1,194,944
Cost of goods sold, buying and occupancy costs	754,086	843,478	851,739

Gross profit	252,589	296,375	343,205
Selling, general and administrative expenses	274,139	306,101	298,325
Restructuring charges	2,376	24,529	—

Operating (loss) income	(23,926)	(34,255)	44,880
Interest expense, net of interest income of $128, $1,026 and $1,534, respectively	755	726	1,200

(Loss) income from continuing operations before income taxes	(24,681)	(34,981)	43,680
(Benefit) provision for income taxes	(11,197)	(14,683)	17,004

(Loss) income from continuing operations	(13,484)	(20,298)	26,676
Income (loss) from discontinued operations, net of taxes	3	491	(31,533)

Net loss	$(13,481)	$(19,807)	$(4,857)

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.23)	$(0.34)	$0.46
Basic earnings (loss) per share from discontinued operations	—	0.01	(0.54)

Basic loss per share	$(0.23)	$(0.33)	$(0.08)

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.23)	$(0.34)	$0.44
Diluted earnings (loss) per share from discontinued operations	—	0.01	(0.52)

Diluted loss per share	$(0.23)	$(0.33)	$(0.08)

Weighted average shares outstanding:
Basic shares of common stock	59,457	59,650	58,537

Diluted shares of common stock	59,457	59,650	61,028

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	January 30, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$87,296	$54,280
Accounts receivable	9,447	11,993
Income taxes receivable	3,000	10,202
Inventories, net	87,059	104,861
Prepaid expenses	22,608	24,610
Other current assets	1,417	2,390
Current assets of discontinued operations	108	110

Total current assets	210,935	208,446
Property and equipment, net	187,079	217,248
Intangible assets	14,879	14,879
Deferred income taxes	22,637	14,897
Other assets	997	1,343

Total assets	$436,527	$456,813

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000
Accounts payable	72,019	68,431
Accrued expenses	58,932	61,121
Income taxes payable	991	—
Deferred income taxes	4,774	2,020
Current liabilities of discontinued operations	265	275

Total current liabilities	142,981	137,847
Long-term debt, net of current portion	7,500	13,500
Deferred rent	72,020	75,848
Other liabilities	5,862	7,122

Total liabilities	228,363	234,317
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,396 and 60,508 shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively	60	60
Additional paid-in capital	154,495	152,330
Retained earnings	58,677	72,158
Accumulated other comprehensive loss	(1,671)	(2,052)
Treasury stock at cost; 1,000 shares at January 30, 2010	(3,397)	—

Total stockholders' equity	208,164	222,496

Total liabilities and stockholders' equity	$436,527	$456,813

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended January 30, 2010 (52-weeks)	Fiscal year ended January 31, 2009 (52-weeks)	Fiscal year ended February 2, 2008 (52-weeks)
Operating activities
Net loss	$(13,481)	$(19,807)	$(4,857)
Less: Income (loss) from discontinued operations, net of taxes	3	491	(31,533)

(Loss) income from continuing operations	(13,484)	(20,298)	26,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	42,368	43,939	38,500
Loss from impairment charges	1,218	22,854	—
Amortization of deferred financing costs	216	232	234
Share-based compensation expense	1,768	1,575	1,660
Deferred income taxes	(5,242)	(19,361)	1,262
Changes in operating assets and liabilities:
Accounts receivable	2,546	6,530	(4,737)
Income taxes receivable	7,202	1,528	(11,730)
Inventories, net	17,802	(938)	(1,667)
Prepaid expenses	2,002	(2,619)	(2,408)
Accounts payable	3,588	(8,746)	14,223
Accrued expenses	(2,189)	7,503	(5,575)
Income taxes payable	991	—	(6,391)
Deferred rent	(3,828)	3,311	18,704
Other assets and liabilities	348	(1,047)	2,177

Net cash provided by operating activities of continuing operations	55,306	34,463	70,928
Investing activities
Acquisition of trademarks	—	(36)	—
Proceeds from sale of fixed assets	—	260	—
Capital expenditures	(13,285)	(44,576)	(75,464)

Net cash used in investing activities of continuing operations	(13,285)	(44,352)	(75,464)
Financing activities
Repayment of debt	(6,000)	(6,000)	(6,000)
Repurchase of treasury stock	(3,417)	—	—
Payment of financing costs	—	(183)	(369)
Proceeds from exercise of stock options	86	167	265
Excess tax benefit from exercise of stock options	331	2,381	4,481
Other	—	—	(175)

Net cash used in financing activities of continuing operations	(9,000)	(3,635)	(1,798)
Cash flows from discontinued operations
Operating cash flows	(6)	(6,152)	12,628
Investing cash flows	—	—	(401)
Financing cash flows	—	—	—

Net cash (used in) provided by discontinued operations	(6)	(6,152)	12,227
Net increase (decrease) in cash and cash equivalents	33,015	(19,676)	5,893
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $1, $223 and $206, respectively)	54,281	73,957	68,064

Cash and cash equivalents at end of period (including cash at discontinued operations of $0, $1 and $223, respectively)	$87,296	$54,281	$73,957

Cash paid during the period for interest	$675	$1,608	$2,571

Cash (refunds) paid during the period for taxes	$(16,057)	$3,555	$8,186

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 3, 2007	57,538	$57	—	$—	$141,804	$99,144	$(206)	$240,799
Stock options exercised	1,734	2	—	—	263	—	—	265
Restricted stock issued	14	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	4,481	—	—	4,481
Share-based compensation expense	—	—	—	—	1,660	—	—	1,660
Cumulative effect of adoption of ASC Topic 740, as it relates to uncertain tax positions	—	—	—	—	—	(2,313)	—	(2,313)
Net loss	—	—	—	—	—	(4,857)	—	(4,857)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(74)	(74)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,931)

Balance at February 2, 2008	59,286	59	—	—	148,208	91,974	(280)	239,961
Stock options exercised	820	1	—	—	166	—	—	167
Restricted stock issued	410	—	—	—	—	—	—	—
Restricted stock forfeits	(8)	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	2,381	—	—	2,381
Share-based compensation expense	—	—	—	—	1,575	—	—	1,575
Cumulative effect of adoption of ASC Topic 715, as it relates to measurement date provisions	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(19,807)	—	(19,807)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,772)	(1,772)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(21,579)

Balance at January 31, 2009	60,508	60	—	—	152,330	72,158	(2,052)	222,496
Purchase of treasury stock	(1,000)	—	1,000	(3,397)	(20)	—	—	(3,417)
Stock options exercised	220	—	—	—	86	—	—	86
Restricted stock issued	49	—	—	—	—	—	—	—
Restricted stock forfeits	(381)	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	331	—	—	331
Share-based compensation expense	—	—	—	—	1,768	—	—	1,768
Net loss	—	—	—	—	—	(13,481)	—	(13,481)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	381	381

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,100)

Balance at January 30, 2010	59,396	$60	1,000	$(3,397)	$154,495	$58,677	$(1,671)	$208,164

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

January 30, 2010

1. Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company® merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's New York & Company merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 30, 2010, the Company operated 576 stores in 43 states.

        The Company was founded in 1918 and operated as a subsidiary of Limited Brands, Inc. ("Limited Brands") from 1985 to 2002. New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. ("Lerner Holding") and its subsidiaries from Limited Brands, an unrelated company. On November 27, 2002, Irving Place Capital, formerly known as Bear Stearns Merchant Banking, completed the acquisition of Lerner Holding and its subsidiaries from Limited Brands. On October 6, 2004, the Company completed an initial public offering and listed its common stock on the New York Stock Exchange.

Basis of Presentation and Principles of Consolidation

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended January 30, 2010 ("fiscal year 2009"), the 52-weeks ended January 31, 2009 ("fiscal year 2008"), and the 52-weeks ended February 2, 2008 ("fiscal year 2007"). Lerner Holding's wholly owned subsidiaries consist of Lerner New York, Inc. (and its wholly owned subsidiaries, which includes Lerner New York Outlet, Inc.), Lernco, Inc., and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

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

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 30, 2010 and January 31, 2009, the deferred lease liability was $72.0 million and $75.8 million, respectively, and is reported as deferred rent on the consolidated balance sheets.

Property and Equipment

        Property and equipment are recorded at cost. Expenditures for new properties and improvements are capitalized, while the cost of repair and maintenance is charged to expense. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

        The estimated useful lives of property and equipment, for financial statement purposes, are as follows:

Depreciable Fixed Assets	Useful Life
Land	—
Store fixtures and equipment	3 - 10 years
Office furniture, fixtures, and equipment	3 - 10 years
Software	3 - 5 years
Leasehold improvements	Lesser of the useful life or the term of the lease

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

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2009	$30,200
2008	$32,217
2007	$33,546

        At January 30, 2010 and January 31, 2009, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $2.0 million and $1.5 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. At January 30, 2010 and January 31, 2009, deferred financing costs were $0.5 million and $0.7 million, net of accumulated amortization of $1.2 million and $1.0 million, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the Company's revolving credit facility, long-term debt and amortization of deferred financing costs.

Impairment of Long-lived Assets

        The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

Intangible Assets

        The Company follows ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC 350"), which prohibits the amortization of goodwill and intangible assets with indefinite lives. ASC 350 requires that these assets be reviewed for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. Intangible assets with finite lives are amortized over their estimated useful lives.

Income Taxes

        Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. Deferred tax assets are believed to be fully realizable as management expects future taxable income will be sufficient to recover the asset values and, as such, no related valuation allowance has been provided for. The Company adopted the provisions of ASC 740 related to

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

uncertainty in income taxes in the first quarter of fiscal year 2007. These provisions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under these provisions, the Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive Income (Loss)

        Comprehensive income (loss) is calculated in accordance with ASC Topic 220, "Comprehensive Income." Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For fiscal year 2009, other comprehensive income consisted of a minimum pension liability adjustment of $0.4 million, net of taxes of $0.3 million. For fiscal year 2008, other comprehensive loss consisted of a minimum pension liability adjustment of $1.8 million, net of a $1.2 million tax benefit. For fiscal year 2007, other comprehensive loss consisted of a minimum pension liability adjustment of $0.1 million, net of taxes. Accumulated other comprehensive loss is reported separately in the consolidated statement of stockholders' equity.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

options as if they were exercised and unvested restricted stock as if it were vested. A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(13,484)	$(20,298)	$26,676
Income (loss) from discontinued operations, net of taxes	3	491	(31,533)

Net loss	$(13,481)	$(19,807)	$(4,857)

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,457	59,650	58,537

Basic (loss) earnings per share from continuing operations	$(0.23)	$(0.34)	$0.46
Basic earnings (loss) per share from discontinued operations	—	0.01	(0.54)

Basic loss per share	$(0.23)	$(0.33)	$(0.08)

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,457	59,650	58,537
Plus impact of stock options and restricted stock	—	—	2,491

Diluted shares of common stock	59,457	59,650	61,028

Diluted (loss) earnings per share from continuing operations	$(0.23)	$(0.34)	$0.44
Diluted earnings (loss) per share from discontinued operations	—	0.01	(0.52)

Diluted loss per share	$(0.23)	$(0.33)	$(0.08)

        The calculation of diluted (loss) earnings per share from continuing operations for fiscal year 2009, fiscal year 2008, and fiscal year 2007 excludes options to purchase 3,455,773 shares, 2,613,297 shares, and 973,608 shares, respectively, due to their antidilutive effect.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of ASC 820 as it relates to financial assets and liabilities was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB agreed to delay the effective date of ASC 820 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis in fiscal year 2008, and on February 1, 2009, the Company

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

adopted the remaining provisions of ASC 820 for all nonfinancial assets and liabilities disclosed at fair value on a non-recurring basis. The provisions of ASC 820 were applied prospectively as of the beginning of the fiscal year. The Company's adoption of ASC 820 did not have a material impact on its financial position or results of operations.

        In April 2009, the FASB issued amendments to ASC Topic 825, "Financial Instruments," to require disclosures about fair value of financial instruments for interim periods of publicly-traded companies as well as in annual financial statements. These amendments also require those disclosures in summarized financial information at interim reporting periods. The amendments were effective for interim reporting periods ending after June 15, 2009. The Company adopted these amendments effective August 1, 2009. The Company's adoption of these amendments did not have a material impact on its financial position or results of operations.

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855"), which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted the provisions of ASC 855 effective August 1, 2009, with no material impact on its financial position or results of operations. In February 2010, the FASB issued ASU 2010-09, "Subsequent Events" ("ASU 2010-09"), which amends certain provisions of ASC 855 by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon its issuance in February 2010, and its provisions have been adopted by the Company by the removal of the date subsequent events were evaluated in the footnotes to the Company's consolidated financial statements. The adoption of ASU 2010-09 did not have any impact on the Company's financial position and results of operations.

        In June 2009, the FASB issued ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification™ ("Codification") as the single official source of authoritative GAAP (other than guidance issued by the SEC) recognized by the FASB to be applied by nongovernmental entities. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Changes to the Codification are now communicated through an Accounting Standard Update which is issued for all amendments and updates to authoritative U.S. GAAP. ASC 105 was effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 effective October 31, 2009 with no impact on the Company's financial position or results of operations. The Company has cited the relevant parts of the Codification in this Annual Report on Form 10-K and will apply the new presentation prospectively.

        In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which amends ASC 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 2009. The Company's adoption of ASU 2009-05 had no material impact on the Company's financial position or results of operations.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

2. Summary of Significant Accounting Policies (Continued)

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies the existing disclosures about the level of disaggregation to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of ASU 2010-06 will have a material impact on its financial position and results of operations.

3. Fair Value Measurements

        As described in Note 2, "Summary of Significant Accounting Policies," on February 3, 2008, the Company adopted ASC 820 as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. On February 1, 2009, the Company adopted the provisions of ASC 820 as it relates to nonfinancial assets and liabilities measured on a non-recurring basis. ASC 820 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term maturities of such items. At January 30, 2010 and January 31, 2009, the carrying amount of the Company's long-term debt approximated its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

3. Fair Value Measurements (Continued)

        In accordance with the provisions of ASC 360, during the fourth quarter of fiscal year 2009, certain long-lived store assets held and used with a carrying value of $2.0 million were written down to their fair value of $0.8 million, resulting in a pre-tax non-cash impairment charge of $1.2 million, which was included in fiscal year 2009 earnings and is reported within the "Restructuring charges" line of the Company's consolidated statement of operations. The Company classifies these store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

4. Restructuring

        On January 8, 2009, the Company announced the launch of a multi-year restructuring and cost reduction program that is expected to generate approximately $175 million in pre-tax savings over a five-year period, of which more than $30 million was realized during fiscal year 2009. This program is designed to streamline the Company's organization by reducing costs and eliminating underperforming assets while enhancing efficiency and profitability.

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing resulting in a permanent reduction of 12% of the Company's field management in its existing stores and approximately a 10% reduction of corporate office professionals;

  •
  The optimization of the Company's store portfolio, including the closure of 40 to 50 underperforming stores over a five-year period;

  •
  A broad based cost reduction effort across all aspects of the Company's business; and

  •
  A significant reduction in capital expenditures in fiscal year 2009 as compared to fiscal year 2008.

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge related primarily to severance and other costs necessary to implement the restructuring and cost reduction program. In addition, during fiscal year 2009, the Company recorded additional pre-tax restructuring charges totaling $2.4 million, which includes a non-cash charge of $1.2 million related to the impairment of store assets and $1.2 million of cash charges related to severance. Restructuring charges are reported as a separate line item in the consolidated statements of operations. As of January 31, 2009, approximately $1.0 million of severance related accruals were included in accrued expenses on the consolidated balance sheet, all of which were paid during fiscal year 2009. As of January 30, 2010, approximately $1.0 million of severance related accruals are included in accrued expenses on the consolidated balance sheet and are expected to be paid during fiscal year 2010.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

5. Discontinued Operations

        On October 18, 2007, the Company announced its decision to close all stores operated by the Company's former subsidiary, Jasmine Company, Inc. ("JasmineSola"), by the end of the fourth quarter of fiscal year 2007. JasmineSola was a women's retailer of upscale and contemporary apparel, footwear and accessories sold through its chain of JasmineSola branded stores, which the Company acquired on July 19, 2005. The Company decided to exit the JasmineSola business after a thorough assessment and analysis. This decision enabled the Company to focus financial and management resources on its New York & Company brand. As of February 2, 2008, the Company completed the closure of all of the Company's JasmineSola stores and substantially completed all other exit procedures. As a result, the Company's financial statements reflect JasmineSola as discontinued operations for all periods presented in accordance with ASC 360.

        In accordance with ASC 360 and ASC 350, the Company recorded a $35.2 million non-cash charge in October 2007 related to the impairment of JasmineSola assets, including $17.2 million of trademarks, $11.1 million of goodwill, and $6.9 million of property and equipment. In accordance with ASC Topic 420, "Exit or Disposal Cost Obligations," the Company recorded charges during the third and fourth quarters of fiscal year 2007 of $5.8 million for lease termination costs and $1.3 million for severance costs. As of January 31, 2009, the Company had paid all lease termination and severance liabilities relating to the discontinued operations. There were no material payments or receipts during fiscal year 2009 that related to the discontinued operations of JasmineSola.

        The operating results of JasmineSola, which are being presented as discontinued operations, are as follows:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Net sales	$—	$—	$43,227

Income (loss) from discontinued operations before income taxes	$4	$755	$(52,112)
Income tax expense (benefit)	$1	$264	$(20,579)

Income (loss) from discontinued operations, net of taxes	$3	$491	$(31,533)

6. Significant Risks and Uncertainties

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

6. Significant Risks and Uncertainties (Continued)

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

        The Company utilizes three major apparel vendors, which together represented approximately 69% of the Company's merchandise purchases during fiscal year 2009. The Company's largest country sources are China, Macau and Hong Kong, which represented approximately 61% of purchases in fiscal year 2009. No individual factory represented more than approximately 4% of the Company's merchandise purchases during fiscal year 2009.

Economic Uncertainty

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers, which have deteriorated significantly and may continue to do so for the foreseeable future. The current economic conditions may continue to negatively affect consumer purchases of the Company's merchandise and to adversely impact the Company's results of operations, liquidity and continued growth. In addition, the current economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products, which may also adversely impact the Company's results of operations, liquidity and continued growth.

7. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at January 30, 2010 and January 31, 2009 was $1.0 million and $0.8 million, respectively. The Company does not have any off-balance sheet arrangements.

8. Goodwill and Other Intangible Assets

        ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks and historically the JasmineSola trademarks and goodwill associated with the acquisition of JasmineSola on July 19, 2005, which were initially valued at $14.8 million, $17.2 million and $11.1 million, respectively. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

8. Goodwill and Other Intangible Assets (Continued)

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

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The Company estimates the fair value of intangible assets not subject to amortization, specifically trademarks, based on an income approach using the "relief from royalty method." This method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The "relief from royalty method" involves two steps: (i) estimation of reasonable royalty rates for the trademarks and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The calculated cost savings ("relief from royalty" payment) associated with the trademarks is determined by multiplying the selected royalty rate by the forecasted net sales stream. The cash flows are then discounted to present values using the selected discount rate and compared to the carrying value of the asset. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The Company's fiscal year 2009 and 2008 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademark. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required. In connection with the decision to exit the JasmineSola business, during the third quarter of fiscal year 2007, the Company recorded non-cash impairment charges of $17.2 million and $11.1 million related to the JasmineSola trademarks and goodwill, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

9. Property and Equipment

        Property and equipment at January 30, 2010 and January 31, 2009 consist of the following:

	January 30, 2010	January 31, 2009
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	163,278	162,475
Office furniture, fixtures, and equipment	15,706	13,937
Leasehold improvements	184,962	183,473
Software	26,153	24,118
Construction in progress	5,244	3,431

Total	395,460	387,551
Less accumulated depreciation	208,381	170,303

Property and equipment, net	$187,079	$217,248

        Depreciation expense amounted to approximately $42.2 million, $43.8 million and $38.3 million for fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. In addition, during the fourth quarter of fiscal year 2009 and the fourth quarter of fiscal year 2008, the Company recorded non-cash charges related to the impairment of store assets in connection with its restructuring and cost reduction program of $1.2 million and $22.9 million, respectively.

10. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable operating leases expiring in various years through 2021. Leases on retail business locations specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and provide renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

        A summary of rent expense is as follows:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Fixed minimum rentals	$99,129	$102,764	$100,046
Contingent rentals	7,552	4,301	4,164

Total store rentals	106,681	107,065	104,210
Office space rentals	5,413	5,404	5,208
Equipment rentals	1,100	1,115	976

Total rental expense	$113,194	$113,584	$110,394

Sublease rental income	$521	$668	$891

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

10. Commitments and Contingencies (Continued)

        As of January 30, 2010 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2010	$109,209	$416
2011	99,465	5
2012	95,869	—
2013	92,741	—
2014	87,687	—
Thereafter	153,959	—

Total	$638,930	$421

        The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2009, CAM charges and real estate taxes were $63.8 million and other landlord charges were $5.0 million.

        As of January 30, 2010, the Company had open purchase commitments totaling approximately $114.4 million, of which $113.9 million and $0.5 million represented merchandise orders and store construction commitments, respectively.

Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

11. Employee Benefit Plans

Savings and Retirement Plan

        The Company contributes to a defined contribution savings and retirement plan ("the SARP") qualifying under section 401(k) of the Internal Revenue Code. Participation in the SARP is available to all associates, if not covered by the pension plan discussed below, who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of 21. Prior to January 1, 2008, participants could contribute an aggregate of up to 15% of their pay to the SARP, subject to Internal Revenue Service ("IRS") limits. Beginning in 2008, participants are able to contribute up to 100% of their pay to the SARP, subject to IRS limits. The Company matches 100% of the employee's contribution up to a maximum of 4% of the employee's eligible pay. The Company match is immediately vested. In addition, the Company generally makes a discretionary retirement contribution ranging from 3% to 8% of each participant's eligible base salary depending on the length of service; however, this discretionary retirement contribution was suspended in fiscal year 2009 in an

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

11. Employee Benefit Plans (Continued)

effort to conserve cash. For retirement contributions made prior to January 1, 2007, the Company's retirement contribution vests 20% per year, beginning in the third year of service. As a result of the adoption of new pension plan legislation in 2006, beginning in 2007, the vesting period for new contributions made by the Company begins in the second year of service.

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2009	$2,001
2008	$6,117
2007	$5,664

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 9% of the Company's workforce at January 30, 2010. The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company anticipates contributing approximately $0.8 million to the plan during the twelve months ending January 29, 2011. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2009	Fiscal Year 2008
Equity securities	60%	53%
Fixed income	38%	47%
Cash and cash equivalents	2%	—%

        The Company's investment policy generally targets 60% to 65% in equity securities and 35% to 40% in fixed income.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

11. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at January 30, 2010, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,268	$3,268	$—	$—
International common stocks	323	323	—	—
Fixed income securities:
U.S. mortgage-backed securities	1,576	1,576	—	—
U.S. corporate bonds	685	685	—	—
Cash and cash equivalents:
Cash	93	93	—	—

Total	$5,945	$5,945	$—	$—

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

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2009	Fiscal Year 2008
Discount rate	5.50%	6.50%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Discount rate	6.50%	5.90%	5.90%
Long-term rate of return on assets	8.00%	8.00%	8.00%

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

11. Employee Benefit Plans (Continued)

        The measurement dates for fiscal year 2009 and fiscal year 2008 are January 30, 2010 and January 31, 2009, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$9,071	$9,583
Service cost	267	245
Interest	554	550
Actuarial loss (gain)	231	(446)
Benefits paid	(841)	(909)
ASC 715 adjustment due to change in the measurement date	—	48

Benefit obligation, end of period	$9,282	$9,071

Change in plan assets:
Fair value of plan assets, beginning of period	$5,598	$9,087
Actual return on plan assets	1,136	(2,679)
Benefits paid	(841)	(909)
Employer contributions	52	99

Fair value of plan assets, end of period	$5,945	$5,598

Funded status	$(3,337)	$(3,473)
Unrecognized net actuarial loss	2,794	3,432

Net amount recognized	$(543)	$(41)

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(3,337)	$(3,473)
Accumulated other comprehensive loss	2,794	3,432

Net amount recognized	$(543)	$(41)

        At January 30, 2010 and January 31, 2009, the Company reported a minimum pension liability of $3.3 million and $3.5 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the consolidated balance sheets. Included in accumulated other comprehensive loss at January 30, 2010 is a net loss of $0.1 million that is expected to be recognized in net periodic benefit cost during fiscal year 2010.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

11. Employee Benefit Plans (Continued)

        Net periodic benefit cost includes the following components:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Service cost	$268	$245	$360
Interest cost	555	550	547
Expected return on plan assets	(412)	(691)	(714)
Amortization of unrecognized losses	144	—	—

Net periodic benefit cost	$555	$104	$193

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2010	$903
2011	887
2012	851
2013	828
2014	791
2015 - 2019	3,522

Total	$7,782

12. Share-Based Compensation

        2006 Amended and Restated Long-Term Incentive Plan.    The Company's board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. On June 29, 2009, the Company's stockholders approved, among other matters: (i) an amendment to the 2006 Plan to increase the number of shares reserved for issuance by 2,500,000 shares and (ii) a one-time stock option exchange program. The aggregate number of shares of the Company's common stock that may now be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 4,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights is 1,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the "2002 Plan") to become effective on October 13, 2004. The 2002 Plan provides for the grant of either incentive stock options or non-qualified stock options. The shares to be issued upon the exercise of the options may be in whole or in part authorized and unissued shares or held by the Company as treasury shares. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006; all other new incentive awards are to be granted

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

12. Share-Based Compensation (Continued)

under the Amended and Restated 2006 Plan. There are options to purchase 2,478,623 shares of the Company's common stock that have been or will be subject to forfeiture or expiration under the 2002 Plan at January 30, 2010 and therefore will be potentially available for issuance under the 2002 Plan. Of these options, 2,075,937 were exercisable as of January 30, 2010.

        Under both the 2002 Plan and the Amended and Restated 2006 Plan (together, referred to herein as the "Plans"), the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options generally have a maximum term of up to 10 years. Upon grant, the compensation committee of the Company's board of directors will determine the exercise price and term of any option at its discretion. The exercise price of an incentive stock option, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Vesting provisions for all share-based awards granted under the Plans are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding or reserved for outstanding performance units under the Plans and are available for issuance at January 30, 2010 amounted to 2,787,193.

        Subsequent to receiving stockholder approval, the Company completed a value-for-value stock option exchange program on June 29, 2009. The stock option exchange program was open to associates of the Company, excluding the Chief Executive Officer, who held stock options with an exercise price greater than or equal to $12.43 per share. The program was not available to any former associates or members of the Company's board of directors. Pursuant to the stock option exchange program, 684,435 eligible stock options were canceled and replaced with 454,687 replacement stock options at an exercise price equal to the Company's closing stock price on the new option grant date (June 29, 2009), which was $3.28. The exchange ratio was calculated such that the value of the replacement options would equal the value of the canceled options, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. The replacement options have the same vesting schedule as the tendered eligible options, except that the vesting schedule for any options that were already vested on June 29, 2009 or that would have vest within two years of June 29, 2009 was reset such that those options will vest upon the two-year anniversary of the new option grant date, so long as the eligible option holder continues to provide services to the Company during the two-year period. The other terms and conditions of each replacement option grant are substantially similar to those of the surrendered options it replaced. Each replacement option was granted under the Amended and Restated 2006 Plan.

        There were 3,798,699 stock options outstanding as of January 30, 2010, of which 2,422,384 were vested. The 1,376,315 unvested stock options outstanding at January 30, 2010 vest subject to the passage of time through 2013.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

12. Share-Based Compensation (Continued)

        A summary of the Company's stock options outstanding as of January 30, 2010 and activity for fiscal year 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	4,406	$5.44
Granted	623	3.34
Exercised	(220)	0.39
Forfeited	(293)	5.83
Canceled and Expired	(717)	15.96

Outstanding, end of period	3,799	$3.37	5.0	$5,501

Exercisable, end of period	2,422	$2.43	3.8	$5,095

        Aggregate intrinsic value for both outstanding and exercisable options, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 30, 2010. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2009, fiscal year 2008 and fiscal year 2007 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $0.8 million, $5.9 million and $17.1 million, respectively.

        In accordance with the adoption provisions of ASC 718, for compensation expense purposes, the fair value of each option granted, during the period the Company was a non-public entity, was estimated on the date granted using the Minimum-value option-pricing model for all employees and non-employee board members. In accordance with ASC 718, for compensation expense purposes, the fair value of each option granted, as a public entity, is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options granted during fiscal year 2009, fiscal year 2008 and fiscal year 2007 was $2.03, $1.61, and $7.31, respectively. The total fair value of stock options and restricted stock vested during fiscal year 2009, fiscal year 2008 and fiscal year 2007 was $1.7 million, $1.1 million and $1.6 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

12. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Expected volatility	77.3%	44.0%	44.0%
Expected life	4.5 years	4.6 years	6.0 years
Risk-free interest rate	2.14%	2.20%	4.50%
Expected dividend yield	—%	—%	—%

        The risk-free interest rate used to value stock options is based on the U.S. Treasury yield curve in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life represents the weighted average period the stock options are expected to remain outstanding and, with the exception of stock options subject to the Company's June 2009 stock option exchange program, is based primarily on industry averages due to the Company's limited historical data for employee exercises. Due to the unique nature of stock option exchange programs and the terms of the subject awards, the expected life of the stock options subject to the Company's stock option exchange program was calculated using the "simplified method," which is based on the midpoint between the vesting date and the contractual term of the stock option. Beginning in fiscal year 2009, the Company's assumption for volatility is based on its historical volatility calculated on the grant date of an award for a period of time that coincides with the expected life of the options. Prior to fiscal year 2009, the Company's assumption for volatility was based primarily on the volatility factor of other publicly traded companies in the retail industry that were similar in size and financial leverage, while still considering the Company's limited historical volatility for the period of time since its initial public offering on October 6, 2004.

        The following table summarizes the restricted stock outstanding at January 30, 2010 and activity for fiscal year 2009:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at January 31, 2009	425	$2.69
Granted	49	4.27
Vested	(21)	10.09
Forfeited	(381)	1.76

Nonvested at January 30, 2010	72	$6.48

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

12. Share-Based Compensation (Continued)

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

        Total share-based compensation expense attributable to all share-based awards granted since the inception of the Plans was $1.8 million, $1.6 million and $1.7 million in fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each stock option and restricted stock award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $0.7 million, $0.6 million and $0.5 million in fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. Unamortized share-based compensation expense at January 30, 2010 was $2.8 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.5 years.

13. Accrued Expenses

        Accrued expenses consist of the following:

	January 30, 2010	January 31, 2009
	(Amounts in thousands)
Gift cards and certificates	$15,579	$15,327
Compensation and benefits	12,572	11,779
Other taxes	6,511	6,042
Construction in progress	1,271	2,178
Occupancy and related	4,049	3,806
Insurance	4,215	4,488
Other accrued expenses	14,735	17,501

Total accrued expenses	$58,932	$61,121

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

14. Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc. (formerly known as Jasmine Company, Inc.) entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement.

        The Company's credit facilities currently consist of a term loan, of which $13.5 million was outstanding at January 30, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of January 30, 2010, the Company had availability under its revolving credit facility of $48.4 million, net of letters of credit outstanding of $7.2 million, as compared to availability of $68.7 million, net of letters of credit outstanding of $6.9 million, as of January 31, 2009.

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

        The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

14. Long-Term Debt and Credit Facilities (Continued)

of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

        The carrying amounts and fair values of debt as of January 30, 2010 and January 31, 2009, are as follows:

	January 30, 2010		January 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Term loan, due March 17, 2012	$13,500	$13,500	$19,500	$19,500
Less: current portion	(6,000)	(6,000)	(6,000)	(6,000)

Total long-term debt, net of current	$7,500	$7,500	$13,500	$13,500

        In accordance with the Loan Agreement, the $13.5 million outstanding principal amount of the term loan will be repaid as follows: $6.0 million in fiscal year 2010 and $7.5 million in fiscal year 2011.

15. Income Taxes

        Income taxes for continuing operations consist of:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Federal:
Current	$(7,013)	$3,579	$11,078
Deferred	(1,315)	(15,518)	2,402
State and Local:
Current	1,058	1,099	2,931
Deferred	(3,927)	(3,843)	593

	$(11,197)	$(14,683)	$17,004

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

15. Income Taxes (Continued)

        The approximate tax effect of items giving rise to the net deferred income tax assets recognized in the Company's consolidated balance sheets is as follows:

	January 30, 2010	January 31, 2009
	(Amounts in thousands)
Accrued expenses	$14,122	$14,324
Fixed assets and intangible assets	1,770	2,408
Inventory	33	1,218
Other assets	10,126	3,119
Prepaid costs	(8,188)	(8,192)

Total deferred tax assets	17,863	12,877
Valuation allowance	—	—

Net deferred tax assets	$17,863	$12,877

        As of January 30, 2010, the Company had approximately $42 million of net operating loss carryforwards in various states with carryforward periods ranging from five years to 20 years under various state laws. If not utilized, the state net operating loss carryforwards will begin to expire in fiscal year 2013.

        A reconciliation of the statutory federal income tax expense for continuing operations is as follows:

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(Amounts in thousands)
Statutory 35% federal tax	$(8,639)	$(12,243)	$15,288
State and local income taxes, net of federal income tax (benefit) expense	(1,256)	(1,783)	2,291
Other, net	(1,302)	(657)	(575)

Income tax (benefit) expense	$(11,197)	$(14,683)	$17,004

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service began its examination of the Company's U.S. federal income tax return for the 2006 tax year. During the third and fourth quarters of fiscal year 2009, the IRS communicated its intention to audit the Company's 2007 and 2008 federal income tax returns, as well as the Company's previously settled 2005 federal income tax return as a result of the Company's refund claims carrying back the Company's net operating losses. In addition, the Company is subject to U.S. federal income tax examinations for the Company's 2009 tax return and each year thereafter and state and local income tax examinations for the 2006 tax year and each year thereafter.

        On February 4, 2007, the Company adopted the provisions in ASC 740 related to the accounting for uncertainty in income taxes, which resulted in a cumulative effect reduction of retained earnings of $2.3 million and an increase in its liability for unrecognized tax benefits, including interest and

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 30, 2010

15. Income Taxes (Continued)

penalties. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$3,554	$4,317
Additions based on tax positions related to the current year	399	462
Additions for tax positions of prior years	142	981
Reductions for tax positions of prior years	(330)	—
Settlements	(99)	(142)
Reductions for lapse of statute of limitations	(1,147)	(2,064)

Unrecognized tax benefits at end of period	$2,519	$3,554

        At January 30, 2010, the Company reported a liability of $2.5 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2009, fiscal year 2008, and fiscal year 2007, the Company recorded a net benefit for interest and penalties in the consolidated statement of operations of $0.7 million, $0.2 million, and $0.2 million, respectively. At January 30, 2010 and January 31, 2009, the Company had accrued $0.8 million and $1.6 million, respectively, for the potential payment of interest and penalties.

16. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At January 30, 2010 and January 31, 2009, there were no shares of preferred stock outstanding.

17. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over the 12 month period ending November 23, 2009. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

        On November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions, including through pre-established trading plans.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on December 22, 2006.++
10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on May 4, 2007.++
10.4	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on April 10, 2008.++
10.5	Amendment No. 4 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on January 28, 2009.†††††
10.6	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.
10.7	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.††
10.8	Employment Letter, dated as of April 21, 2009, between New York & Company, Inc. and Leslie Goldmann. TTTT
10.9	Employment Side Letter, dated as of April 1, 2008, between New York & Company, Inc. and Leslie Goldmann. TTTT
10.10	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.†††††
10.11	Amendment No.1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.
10.12	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.†††
10.13	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.14
Amendment No.1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T

Exhibit No.	Description
10.15	Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.†††††
10.16
Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.†††††
10.17
Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.†††††
10.18
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.
10.19
Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of August 22, 2007. TT
10.20
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of December 9, 2008. TTT
10.21
Second Amended and Restated Guarantee made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., Associated Lerner Shops of America, Inc. and Lerner New York GC, LLC in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.22
Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.23
Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.24
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.25
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.26
Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT

Exhibit No.	Description
10.27	Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.28	Performance Unit Award Agreement, dated as of January 28, 2009, between New York & Company, Inc. and Richard P. Crystal.†††††
10.29	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.30	Form of Amended and Restated 2006 Long-Term Incentive Plan approved by the Company's Stockholders on June 29, 2009.***
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2010.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2010.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 6, 2010.

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

†††††
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the SEC on April 7, 2009.

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

TTTT
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, as filed with the SEC on September 10, 2009.

*
Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**
Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

***
Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the SEC on November 20, 2009.

+
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 17, 2006.

++
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008.