Form 10-Q
period 2010-05-01
New York & Company, Inc.
filed 2010-06-10
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 1, 2010
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

        As of May 28, 2010, the registrant had 60,006,075 shares of common stock outstanding.

i

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 1, 2010	Three months ended May 2, 2009
Net sales	$236,982	$232,860
Cost of goods sold, buying and occupancy costs	178,437	174,008

Gross profit	58,545	58,852
Selling, general and administrative expenses	67,248	67,368

Operating loss	(8,703)	(8,516)
Interest expense, net of interest income of $12 and $18, respectively	186	220

Loss from continuing operations before income taxes	(8,889)	(8,736)
Benefit for income taxes	(4,030)	(3,848)

Loss from continuing operations	(4,859)	(4,888)
Income from discontinued operations, net of taxes	—	3

Net loss	$(4,859)	$(4,885)

Basic loss per share:
Basic loss per share from continuing operations	$(0.08)	$(0.08)
Basic earnings per share from discontinued operations	—	—

Basic loss per share	$(0.08)	$(0.08)

Diluted loss per share:
Diluted loss per share from continuing operations	$(0.08)	$(0.08)
Diluted earnings per share from discontinued operations	—	—

Diluted loss per share	$(0.08)	$(0.08)

Weighted average shares outstanding:
Basic shares of common stock	59,337	60,043

Diluted shares of common stock	59,337	60,043

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 1, 2010	January 30, 2010	May 2, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,176	$87,296	$31,080
Accounts receivable	24,184	9,447	18,593
Income taxes receivable	3,000	3,000	6,446
Inventories, net	133,172	87,059	122,935
Prepaid expenses	21,592	22,608	27,650
Other current assets	1,219	1,417	2,677
Current assets of discontinued operations	108	108	109

Total current assets	206,451	210,935	209,490
Property and equipment, net	180,834	187,079	209,556
Intangible assets	14,879	14,879	14,879
Deferred income taxes	22,632	22,637	15,025
Other assets	923	997	1,257

Total assets	$425,719	$436,527	$450,207

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	77,108	72,019	74,877
Accrued expenses	52,545	58,932	55,112
Income taxes payable	—	991	—
Deferred income taxes	3,361	4,774	1,925
Current liabilities of discontinued operations	265	265	268

Total current liabilities	139,279	142,981	138,182
Long-term debt, net of current portion	6,000	7,500	12,000
Deferred rent	71,455	72,020	75,543
Other liabilities	5,041	5,862	6,858

Total liabilities	221,775	228,363	232,583
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 60,005, 59,396 and 60,526 shares issued and outstanding at May 1, 2010, January 30, 2010, and May 2, 2009, respectively	60	60	60
Additional paid-in capital	155,134	154,495	152,816
Retained earnings	53,818	58,677	67,273
Accumulated other comprehensive loss	(1,671)	(1,671)	(2,052)
Treasury stock at cost of 1,000, 1,000, and 142 shares at May 1, 2010, January 30, 2010, and May 2, 2009, respectively	(3,397)	(3,397)	(473)

Total stockholders' equity	203,944	208,164	217,624

Total liabilities and stockholders' equity	$425,719	$436,527	$450,207

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 1, 2010	Three months ended May 2, 2009
Operating activities
Net loss	$(4,859)	$(4,885)
Less: Income from discontinued operations, net of taxes	—	3

Loss from continuing operations	(4,859)	(4,888)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	10,184	10,466
Amortization of deferred financing costs	54	54
Share-based compensation expense	485	464
Deferred income taxes	(1,408)	(223)
Changes in operating assets and liabilities:
Accounts receivable	(14,737)	(6,600)
Income taxes receivable	—	3,756
Inventories, net	(46,113)	(18,074)
Prepaid expenses	1,016	(3,040)
Accounts payable	5,089	6,446
Accrued expenses	(6,387)	(6,009)
Income taxes payable	(991)	—
Deferred rent	(565)	(305)
Other assets and liabilities	(626)	(552)

Net cash used in operating activities of continuing operations	(58,858)	(18,505)
Investing activities
Capital expenditures	(3,916)	(2,741)

Net cash used in investing activities of continuing operations	(3,916)	(2,741)
Financing activities
Repayment of debt	(1,500)	(1,500)
Proceeds from exercise of stock options	8	2
Excess tax benefit from exercise of stock options	146	23
Purchase of treasury stock	—	(476)

Net cash used in financing activities of continuing operations	(1,346)	(1,951)
Cash flows from discontinued operations
Operating cash flows	—	(4)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	—	(4)

Net decrease in cash and cash equivalents	(64,120)	(23,201)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $0 and $1, respectively)	87,296	54,281

Cash and cash equivalents at end of period (continuing operations only)	$23,176	$31,080

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 1, 2010

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company® merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 1, 2010, the Company operated 579 stores in 43 states.

        The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and Lerner New York Holding, Inc. ("Lerner Holding") and its wholly owned subsidiaries, which include Lerner New York, Inc. (and its wholly owned subsidiaries, which includes Lerner New York Outlet, Inc.), Lernco, Inc. and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

        The condensed consolidated financial statements as of May 1, 2010 and May 2, 2009 and for the thirteen weeks ("three months") ended May 1, 2010 and May 2, 2009 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 30, 2010 ("fiscal year 2009"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 6, 2010. The 52-week fiscal year ending January 29, 2011 is referred to herein as "fiscal year 2010." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing resulting in a permanent reduction of approximately 12% of the Company's field management in its existing stores and an approximate 10% reduction of corporate office professionals;

  •
  The optimization of the Company's store portfolio, including the closure of 40 to 50 underperforming stores over a five-year period;

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

2. Restructuring (Continued)

  •
  A broad based cost reduction effort across all aspects of the Company's business; and

  •
  A significant reduction in capital expenditures in fiscal year 2009 as compared to prior years.

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge related primarily to severance and other costs necessary to implement the restructuring and cost reduction program. In addition, during the third and fourth quarters of fiscal year 2009, the Company recorded additional pre-tax restructuring charges totaling $2.4 million, which includes a non-cash charge of $1.2 million related to the impairment of store assets and $1.2 million of cash charges related to severance. As of May 1, 2010, January 30, 2010 and May 2, 2009, severance related accruals of approximately $0.9 million, $1.0 million and $0.2 million, respectively, are included in accrued expenses on the condensed consolidated balance sheets. As of May 1, 2010, the Company had paid $2.0 million in total for severance liabilities related to the restructuring and cost reduction program. The Company does not currently expect to record any material restructuring charges for these matters during the remainder of fiscal year 2010. Refer to Note 11, "Subsequent Events" for a description of the Company's plan to exit an underperforming test accessories concept during the second quarter of fiscal year 2010 and the related restructuring charges the Company expects to incur.

3. Earnings Per Share

        Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted (loss) earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards (stock options, unvested restricted stock, stock appreciation rights and performance

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

3. Earnings Per Share (Continued)

awards) calculated under the treasury stock method. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended May 1, 2010	Three months ended May 2, 2009
	(Amounts in thousands, except per share amounts)
Loss from continuing operations	$(4,859)	$(4,888)
Income from discontinued operations, net of taxes	—	3

Net loss	$(4,859)	$(4,885)

Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	59,337	60,043

Basic loss per share from continuing operations	$(0.08)	$(0.08)
Basic earnings per share from discontinued operations	—	—

Basic loss per share	$(0.08)	$(0.08)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	59,337	60,043
Plus impact of share-based awards	—	—

Diluted shares of common stock	59,337	60,043

Diluted loss per share from continuing operations	$(0.08)	$(0.08)
Diluted earnings per share from discontinued operations	—	—

Diluted loss per share	$(0.08)	$(0.08)

        The calculation of diluted loss per share for the three months ended May 1, 2010 and May 2, 2009 excludes 3,687,365 and 3,731,704 potential shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.5 million in both the three months ended May 1, 2010 and May 2, 2009.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

4. Share-Based Compensation (Continued)

        During the three months ended May 1, 2010, 68,648 shares of common stock were issued upon exercise of stock options.

        On April 1, 2010, in connection with the Company's annual performance review process for all associates, the Company issued 540,000 shares of restricted stock and 770,000 stock appreciation rights ("SAR"), all of which are scheduled to cliff vest on April 1, 2013 subject to continued employment with the Company through such date. Each SAR represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

        The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date, which on April 1, 2010 was $4.79. The fair value of a SAR is calculated using the Black-Scholes option-pricing model, which for the April 1, 2010 SARs resulted in a fair value of $2.90 per SAR. Total compensation expense related to the restricted stock and SARs granted on April 1, 2010 will be recognized in the consolidated financial statements on a straight-line basis over the requisite service period of the awards.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 9% of the Company's total employees. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO has been extended indefinitely, subject to 30 days advance notice by either party to negotiate a modification to the agreement or to terminate the agreement.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company anticipates contributing approximately $0.8 million to the plan during fiscal year 2010. Net periodic benefit cost includes the following components:

	Three months ended May 1, 2010	Three months ended May 2, 2009
	(Amounts in thousands)
Service cost	$83	$67
Interest cost	126	139
Expected return on plan assets	(120)	(103)
Amortization of unrecognized losses	32	36

Net periodic benefit cost	$121	$139

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service ("IRS") began its examination of the Company's U.S. federal income tax return for the 2006 tax year. During the third and fourth quarters of fiscal year 2009, the IRS communicated its intention to audit the Company's 2007 and 2008 federal income tax returns, as well as the Company's previously settled 2005 federal income tax return as a result of the Company's refund claims carrying back the Company's net operating losses. In addition, the Company is subject to U.S. federal income tax examinations for the Company's 2009 tax year and each year thereafter and state and local income tax examinations for the 2006 tax year and each year thereafter.

        At January 30, 2010, the Company reported a total liability of $2.5 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the three months ended May 1, 2010. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

        The effective tax rate for the three months ended May 1, 2010 reflects a benefit of 45.3%, as compared to a benefit of 44.0% for the three months ended May 2, 2009. The change in the effective tax rate is primarily due to a tax benefit resulting from the reduction of reserves for uncertain tax positions for prior years.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $12.0 million was outstanding at May 1, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of May 1, 2010, the Company had availability under its revolving credit facility of $72.9 million, net of letters of credit outstanding of $6.7 million, as compared to availability of $73.2 million, net of letters of credit outstanding of $6.9 million, as of May 2, 2009.

        The revolving loans under the credit facilities bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company's financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company's financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for Eurodollar rate loans and 2.00% per year above the Prime rate for all Prime rate loans, and interest on the term loan may increase to the Eurodollar rate plus 4.50% per year.

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

8. Fair Value Measurements

        FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying value on the balance sheet for the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

8. Fair Value Measurements (Continued)

Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

9. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12 month period. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

        On November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions, including through pre-established trading plans. During the three months ended May 1, 2010, the Company did not repurchase any shares of the Company's common stock under the Company's authorized share repurchase program.

10. New Accounting Pronouncements

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855"), which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted the provisions of ASC 855 effective August 1, 2009, with no material impact on its financial position or results of operations. In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Subsequent Events" ("ASU 2010-09"), which amends certain provisions of ASC 855 by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon its issuance in February 2010, and its provisions have been adopted by the Company by the removal of the date subsequent events were evaluated in the footnotes to the Company's consolidated financial statements. The adoption of ASU 2010-09 did not have any impact on the Company's financial position and results of operations.

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies the existing disclosures about the level of disaggregation to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 1, 2010

(Unaudited)

10. New Accounting Pronouncements (Continued)

December 15, 2010, and for interim periods within those fiscal years. Except for the detailed Level 3 roll forward disclosures, the guidance in ASU 2010-06 was adopted by the Company on January 31, 2010 with no material impact on its financial position and results of operations. The Company does not anticipate that the adoption of the remaining provisions of ASU 2010-06 regarding detailed Level 3 roll forward disclosures will have a material impact on its financial position or results of operations.

11. Subsequent Events

        On May 20, 2010, the Company announced that during the second quarter of fiscal year 2010, it plans to exit an underperforming test accessories concept consisting of five stores. The Company believes exiting this concept will allow it to focus its resources on the growth opportunities in its E-commerce business and the newly launched New York & Company Outlet stores, as well as the core New York & Company stores. In connection with exiting the test accessories concept, the Company expects to record restructuring charges of approximately $2.0 million to $2.5 million during the second quarter of fiscal year 2010.

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

  •
  the Company's ability to successfully maintain its restructuring and cost reduction program;

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

  •
  the effects of government regulation;

  •
  the control of the Company by its sponsors and any potential change of ownership of those sponsors; and

  •
  risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 6, 2010.

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of fashion-oriented, moderately-priced women's apparel. The Company designs and sources its proprietary branded New York & Company merchandise sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 1, 2010, the Company operated 579 stores in 43 states.

        During fiscal year 2010, the Company is focusing on increasing sales and properly positioning itself to generate future profits. During the three months ended May 1, 2010, the Company opened six new stores, including five New York & Company Outlet stores, and completed the remodeling of one existing store. The Company remains on track to open 20 to 25 New York & Company Outlet stores during fiscal year 2010, and believes the long-term growth potential could be between 75 and 90 outlet stores. On May 20, 2010, the Company announced that during the second quarter of fiscal year 2010, it plans to exit an underperforming test accessories concept consisting of five stores. The Company believes exiting this concept will allow it to focus its resources on the growth opportunities in its E-commerce business and the newly launched New York & Company Outlet stores, as well as the core New York & Company stores. In connection with exiting the test accessories concept, the Company expects to record restructuring charges of approximately $2.0 million to $2.5 million during the second quarter of fiscal year 2010.

        Net sales for the three months ended May 1, 2010 increased by 1.8% to $237.0 million, as compared to $232.9 million for the three months ended May 2, 2009. Comparable store sales increased 2.9% for the three months ended May 1, 2010, as compared to a comparable store sales decrease of 15.0% for the three months ended May 2, 2009. While the Company experienced an improvement in sales trends across key apparel and accessories categories and an increase in E-commerce sales during the three months ended May 1, 2010, promotional activity during the quarter led to a decrease in merchandise margins as compared to first quarter last year. Loss from continuing operations for the three months ended May 1, 2010 was flat compared to the three months ended May 2, 2009 at $4.9 million, or $0.08 per diluted share. Included in the loss from continuing operations for the three months ended May 1, 2010 is a $0.01 per diluted share loss related to the test accessories concept, which the Company plans to exit during the second quarter of fiscal year 2010.

        Capital spending for the three months ended May 1, 2010 was $3.9 million, as compared to $2.7 million for the three months ended May 2, 2009. The $3.9 million of capital spending represents $3.2 million related to the construction of six new stores, including five New York & Company Outlet stores, and the remodeling of one existing store and $0.7 million related to non-store capital projects. Capital spending during the three months ended May 2, 2009 primarily represents non-store capital projects.

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

        The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company estimates gift card breakage and records such amount as revenue as gift cards are redeemed. The Company's estimate of gift card breakage is based on analysis of historical redemption patterns, as well as the remaining balance of gift cards for which the Company believes the likelihood of redemption to be remote.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 1, 2010 and May 2, 2009:

	Three months ended May 1, 2010	Three months ended May 2, 2009
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	75.3%	74.7%

Gross profit	24.7%	25.3%
Selling, general and administrative expenses	28.4%	29.0%

Operating loss	(3.7)%	(3.7)%
Interest expense, net	0.1%	0.1%

Loss from continuing operations before income taxes	(3.8)%	(3.8)%
Benefit for income taxes	(1.7)%	(1.7)%

Loss from continuing operations	(2.1)%	(2.1)%
Income from discontinued operations, net of taxes	—%	—%

Net loss	(2.1)%	(2.1)%

	Three months ended May 1, 2010	Three months ended May 2, 2009
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	2.9%	(15.0)%
Net sales per average selling square foot(1)	$74	$71
Net sales per average store(2)	$410	$395
Average selling square footage per store(3)	5,523	5,595

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 1, 2010		Three months ended May 2, 2009
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	576	3,193,602	589	3,294,779
New stores	6	20,561	—	—
Closed stores	(3)	(13,411)	(1)	(4,830)
Net impact of remodeled stores on selling square feet	—	(3,115)	—	—

Stores open, end of period	579	3,197,637	588	3,289,949

Three Months Ended May 1, 2010 Compared to Three Months Ended May 2, 2009

        Net Sales.    Net sales for the three months ended May 1, 2010 increased 1.8% to $237.0 million, as compared to $232.9 million for the three months ended May 2, 2009. The increase in net sales is primarily driven by a 2.9% increase in comparable store sales for the three months ended May 1, 2010, as compared to a decrease of 15.0% for the three months ended May 2, 2009. The increase in comparable store sales was partially offset by the impact of stores closed during fiscal year 2009 in connection with the Company's restructuring and cost reduction program. In the comparable store base, average dollar sales per transaction decreased by 4.3%, while the number of transactions per average store increased by 7.6%, as compared to the same period last year.

        Gross Profit.    Gross profit decreased $0.3 million to $58.5 million, or 24.7% of net sales, for the three months ended May 1, 2010, as compared to $58.9 million, or 25.3% of net sales, for the three months ended May 2, 2009. The decrease in gross profit as a percentage of net sales during the three months ended May 1, 2010 is due to a 250 basis point decrease in merchandise margins resulting from increased levels of promotional activity, partially offset by a 190 basis point decrease in buying and occupancy costs, primarily attributable to the increase in comparable store sales combined with savings recognized from the Company's restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $67.2 million, or 28.4% of net sales, for the three months ended May 1, 2010, as compared to $67.4 million, or 29.0% of net sales, for the three months ended May 2, 2009. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of the increase in comparable store sales.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended May 1, 2010 was $8.7 million, or 3.7% of net sales, as compared to an operating loss of $8.5 million, or 3.7% of net sales, for the three months ended May 2, 2009.

        Interest Expense, Net.    Net interest expense was flat for the three months ended May 1, 2010 as compared to the three months ended May 2, 2009 at $0.2 million.

        Benefit for Income Taxes.    The effective tax rate for the three months ended May 1, 2010 reflects a benefit of 45.3%, as compared to a benefit of 44.0% for the three months ended May 2, 2009. The change in the effective tax rate is primarily due to a tax benefit resulting from the reduction of reserves for uncertain tax positions for prior years.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the three months ended May 1, 2010 was flat as compared to the three months ended May 2, 2009 at $4.9 million, or 2.1% of net sales.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        The Company has provided a non-GAAP financial measure to adjust loss from continuing operations for the three months ended May 1, 2010 and May 2, 2009. This information reflects, on a non-GAAP adjusted basis, the Company's loss from continuing operations before interest expense, net; benefit for income taxes; and depreciation and amortization ("EBITDA"). The calculation for EBITDA is provided to enhance the user's understanding of the Company's operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies and to define standards for borrowing from institutional lenders. The non-GAAP financial information should be considered in addition to, not as an alternative to, loss from continuing operations, as an indicator of the Company's operating performance, and cash flows from operating activities of continuing operations, as a measure of the Company's liquidity, as determined in accordance with accounting principles generally accepted in the United States. The Company may calculate EBITDA differently than other companies.

Reconciliation of Loss from Continuing Operations to EBITDA

	Three months ended May 1, 2010		Three months ended May 2, 2009
	Amounts in thousands	As a % of net sales	Amounts in thousands	As a % of net sales
Loss from continuing operations	$(4,859)	(2.1)%	$(4,888)	(2.1)%
Add back:
Interest expense, net	186	0.1%	220	0.1%
Benefit for income taxes	(4,030)	(1.7)%	(3,848)	(1.7)%
Depreciation and amortization	10,184	4.3%	10,466	4.5%

EBITDA	$1,481	0.6%	$1,950	0.8%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of May 1, 2010.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 1, 2010	January 30, 2010	May 2, 2009
	(Amounts in thousands)
Cash and cash equivalents	$23,176	$87,296	$31,080
Working capital	$67,172	$67,954	$71,308

	Three months ended May 1, 2010	Three months ended May 2, 2009
	(Amounts in thousands)
Net cash used in operating activities of continuing operations	$(58,858)	$(18,505)
Net cash used in investing activities of continuing operations	$(3,916)	$(2,741)
Net cash used in financing activities of continuing operations	$(1,346)	$(1,951)
Net cash used in discontinued operations	$—	$(4)

Net decrease in cash and cash equivalents	$(64,120)	$(23,201)

Operating Activities of Continuing Operations

        Net cash used in operating activities of continuing operations was $58.9 million for the three months ended May 1, 2010, as compared to net cash used in operating activities of continuing operations of $18.5 million for the three months ended May 2, 2009. The increase in net cash used in operating activities for the three months ended May 1, 2010, as compared to the three months ended May 2, 2009, is primarily related to changes in accounts receivable, income taxes receivable, inventory, accounts payable and income taxes payable, partially offset by a change in prepaid expenses.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $3.9 million for the three months ended May 1, 2010, as compared to $2.7 million of net cash used in investing activities of continuing operations for the three months ended May 2, 2009. Net cash used in investing activities during the three months ended May 1, 2010 reflects capital expenditures of $3.2 million related to the construction of six new stores, including five New York & Company Outlet stores, and the remodeling of one existing store and $0.7 million related to non-store capital projects. Net cash used in investing activities during the three months ended May 2, 2009 primarily represents capital expenditures for non-store capital projects.

        As previously announced, the Company plans to open approximately 20 to 25 New York & Company Outlet stores during fiscal year 2010. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $1.3 million for the three months ended May 1, 2010, as compared to $2.0 million of net cash used in financing activities of continuing operations for the three months ended May 2, 2009. Net cash used in financing activities for the three months ended May 1, 2010 consists of a $1.5 million quarterly payment against the Company's outstanding term loan and $0.2 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities for the three months ended May 2, 2009 primarily consists of a $1.5 million quarterly payment against the Company's outstanding term loan and $0.5 million used for the repurchase of 142,400 shares of the Company's common stock under its authorized share repurchase program.

Discontinued Operations Cash Flows

        There were no material payments or receipts during the three months ended May 1, 2010 and May 2, 2009 that related to the discontinued operations of JasmineSola.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $12.0 million was outstanding at May 1, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        As of May 1, 2010, the Company had availability under its revolving credit facility of $72.9 million, net of letters of credit outstanding of $6.7 million, as compared to availability of $73.2 million, net of letters of credit outstanding of $6.9 million, as of May 2, 2009.

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

Critical Accounting Policies

        Management has determined that our most critical accounting policies are those related to inventory valuation, impairment of long-lived assets, goodwill and other intangible assets, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Adoption of New Accounting Standards

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855"), which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted the provisions of ASC 855 effective August 1, 2009, with no material impact on its financial position or results of operations. In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events" ("ASU 2010-09"), which amends certain provisions of ASC 855 by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon its issuance in February 2010, and its provisions have been adopted by the Company by the removal of the date subsequent events were evaluated in the footnotes to the Company's consolidated financial statements. The adoption of ASU 2010-09 did not have any impact on the Company's financial position and results of operations.

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies the existing disclosures about the level of disaggregation to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Except for the detailed Level 3 roll forward disclosures, the guidance in ASU 2010-06 was adopted by the Company on January 31, 2010 with no material impact on its financial position and results of operations. The Company does not anticipate that the adoption of the remaining provisions of ASU 2010-06 regarding detailed Level 3 roll forward disclosures will have a material impact on its financial position or results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 1, 2010, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 6, 2010.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 6, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        As indicated in the table below, the Company did not make any purchases of the Company's common stock during the three months ended May 1, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
January 31, 2010 to February 27, 2010	—	—	—	2,750,000
February 28, 2010 to April 3, 2010	—	—	—	2,750,000
April 4, 2010 to May 1, 2010	—	—	—	2,750,000

Total	—	—	—	2,750,000

(1)
On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12 month period. Subsequently, on November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Employment Letter, dated April 28, 2010, between New York & Company, Inc. and Gregory Scott.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2010.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2010.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 10, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 10, 2010