Form 10-Q
period 2010-07-31
New York & Company, Inc.
filed 2010-09-01
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 31, 2010
OR
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

        As of August 27, 2010, the registrant had 59,994,854 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended July 31, 2010	Three months ended August 1, 2009	Six months ended July 31, 2010	Six months ended August 1, 2009
Net sales	$243,317	$247,820	$480,299	$480,680
Cost of goods sold, buying and occupancy costs	223,247	191,726	401,684	365,734

Gross profit	20,070	56,094	78,615	114,946
Selling, general and administrative expenses	84,864	64,000	152,112	131,368
Restructuring charges	1,218	—	1,218	—

Operating loss	(66,012)	(7,906)	(74,715)	(16,422)
Interest expense, net of interest income of $13, $59, $25, and $77, respectively	164	169	350	389

Loss from continuing operations before income taxes	(66,176)	(8,075)	(75,065)	(16,811)
Provision (benefit) for income taxes	22,297	(3,246)	18,267	(7,094)

Loss from continuing operations	(88,473)	(4,829)	(93,332)	(9,717)
Income from discontinued operations, net of taxes	—	—	—	3

Net loss	$(88,473)	$(4,829)	$(93,332)	$(9,714)

Basic loss per share:
Basic loss per share from continuing operations	$(1.49)	$(0.08)	$(1.57)	$(0.16)
Basic earnings per share from discontinued operations	—	—	—	—

Basic loss per share	$(1.49)	$(0.08)	$(1.57)	$(0.16)

Diluted loss per share:
Diluted loss per share from continuing operations	$(1.49)	$(0.08)	$(1.57)	$(0.16)
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted loss per share	$(1.49)	$(0.08)	$(1.57)	$(0.16)

Weighted average shares outstanding:
Basic shares of common stock	59,396	59,320	59,367	59,681

Diluted shares of common stock	59,396	59,320	59,367	59,681

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	July 31, 2010	January 30, 2010	August 1, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,995	$87,296	$53,059
Accounts receivable	17,589	9,447	13,155
Income taxes receivable	3,000	3,000	—
Inventories, net	91,510	87,059	87,277
Prepaid expenses	21,682	22,608	24,371
Other current assets	1,120	1,417	2,109
Current assets of discontinued operations	108	108	109

Total current assets	155,004	210,935	180,080
Property and equipment, net	159,092	187,079	202,372
Intangible assets	14,879	14,879	14,879
Deferred income taxes	3,361	22,637	22,534
Other assets	848	997	1,174

Total assets	$333,184	$436,527	$421,039

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Accounts payable	75,408	72,019	61,138
Accrued expenses	49,728	58,932	48,480
Income taxes payable	2,265	991	—
Deferred income taxes	3,361	4,774	2,899
Current liabilities of discontinued operations	265	265	268

Total current liabilities	137,027	142,981	118,785
Long-term debt, net of current portion	4,500	7,500	10,500
Deferred rent	70,220	72,020	74,393
Other liabilities	5,533	5,862	6,971

Total liabilities	217,280	228,363	210,649
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 59,744, 59,396 and 59,177 shares issued and outstanding at July 31, 2010, January 30, 2010, and August 1, 2009, respectively	60	60	60
Additional paid-in capital	155,567	154,495	153,335
Retained (deficit) earnings	(34,655)	58,677	62,444
Accumulated other comprehensive loss	(1,671)	(1,671)	(2,052)
Treasury stock at cost; 1,000 shares at July 31, 2010, January 30, 2010 and August 1, 2009	(3,397)	(3,397)	(3,397)

Total stockholders' equity	115,904	208,164	210,390

Total liabilities and stockholders' equity	$333,184	$436,527	$421,039

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended July 31, 2010	Six months ended August 1, 2009
Operating activities
Net loss	$(93,332)	$(9,714)
Less: Income from discontinued operations, net of taxes	—	3

Loss from continuing operations	(93,332)	(9,717)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	21,096	20,886
Loss from impairment charges	16,283	—
Amortization of deferred financing costs	108	108
Share-based compensation expense	1,056	945
Deferred income taxes	17,863	(6,758)
Changes in operating assets and liabilities:
Accounts receivable	(8,142)	(1,162)
Income taxes receivable	—	10,202
Inventories, net	(4,451)	17,584
Prepaid expenses	926	239
Accounts payable	3,389	(7,293)
Accrued expenses	(9,204)	(12,641)
Income taxes payable	1,274	—
Deferred rent	(1,800)	(1,455)
Other assets and liabilities	(39)	125

Net cash (used in) provided by operating activities of continuing operations	(54,973)	11,063

Investing activities
Capital expenditures	(9,344)	(5,944)

Net cash used in investing activities of continuing operations	(9,344)	(5,944)

Financing activities
Repayment of debt	(3,000)	(3,000)
Purchase of treasury stock	—	(3,417)
Proceeds from exercise of stock options	16	58
Excess tax benefit from exercise of stock options	—	22

Net cash used in financing activities of continuing operations	(2,984)	(6,337)

Cash flows from discontinued operations
Operating cash flows	—	(4)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	—	(4)

Net decrease in cash and cash equivalents	(67,301)	(1,222)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $0 and $1, respectively)	87,296	54,281

Cash and cash equivalents at end of period (continuing operations only)	$19,995	$53,059

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2010

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories offering "NY Style" at Great Deals. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of July 31, 2010, the Company operated 581 stores in 43 states.

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

        The condensed consolidated financial statements as of July 31, 2010 and August 1, 2009 and for the 13 weeks ("three months") and 26 weeks ("six months") ended July 31, 2010 and August 1, 2009 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 30, 2010 ("fiscal year 2009"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 6, 2010. The 52-week fiscal year ending January 29, 2011 is referred to herein as "fiscal year 2010." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Restructuring

        On January 8, 2009, the Company announced the launch of a multi-year restructuring and cost reduction program that is expected to generate approximately $175 million in pre-tax savings over a five-year period. This program is designed to streamline the Company's organization by reducing costs and eliminating underperforming assets while enhancing efficiency and profitability.

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing resulting in a permanent reduction of approximately 12% of the Company's field management in its existing stores and an approximate 10% reduction of corporate office professionals;

  •
  The optimization of the Company's store portfolio, including the closure of 40 to 50 underperforming stores over a five-year period; and

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

2. Restructuring (Continued)

  •
  A broad-based cost reduction effort across all aspects of the Company's business.

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

        As previously announced, the Company is exiting an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the second quarter of fiscal year 2010, the Company recorded pre-tax restructuring charges totaling $2.1 million, which consists of non-cash charges of $1.1 million related to the impairment of store assets, $0.8 million related to the write-off of inventory and $0.1 million of severance costs. The asset impairment charges and severance costs totaling $1.2 million are reported in "Restructuring charges" and the inventory write-off of $0.8 million is reported in "Cost of goods sold, buying and occupancy costs" on the Company's condensed consolidated statements of operations.

        As of July 31, 2010 and January 30, 2010, severance related accruals of approximately $0.6 million and $1.0 million, respectively, are included in accrued expenses on the condensed consolidated balance sheets. As of July 31, 2010, the Company had paid approximately $2.5 million in total for severance liabilities related to the restructuring and cost reduction program.

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

July 31, 2010

(Unaudited)

3. Earnings Per Share (Continued)

awards) calculated under the treasury stock method. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended July 31, 2010	Three months ended August 1, 2009	Six months ended July 31, 2010	Six months ended August 1, 2009
	(Amounts in thousands, except per share amounts)
Loss from continuing operations	$(88,473)	$(4,829)	$(93,332)	$(9,717)
Income from discontinued operations, net of taxes	—	—	—	3

Net loss	$(88,473)	$(4,829)	$(93,332)	$(9,714)

Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	59,396	59,320	59,367	59,681

Basic loss per share from continuing operations	$(1.49)	$(0.08)	$(1.57)	$(0.16)
Basic earnings per share from discontinued operations	—	—	—	—

Basic loss per share	$(1.49)	$(0.08)	$(1.57)	$(0.16)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	59,396	59,320	59,367	59,681
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	59,396	59,320	59,367	59,681

Diluted loss per share from continuing operations	$(1.49)	$(0.08)	$(1.57)	$(0.16)
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted loss per share	$(1.49)	$(0.08)	$(1.57)	$(0.16)

        The calculation of diluted loss per share for the three and six months ended July 31, 2010 excludes 4,993,626 and 4,340,495 potential shares, respectively, due to their anti-dilutive effect. The calculation of diluted loss per share for the three and six months ended August 1, 2009 excludes 3,937,819 and 3,834,762 potential shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

4. Share-Based Compensation (Continued)

payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.6 million and $0.5 million for the three months ended July 31, 2010 and August 1, 2009, respectively, and $1.1 million and $0.9 million for the six months ended July 31, 2010 and August 1, 2009, respectively.

        On April 1, 2010, in connection with the Company's annual performance review process for all associates, the Company issued 540,000 shares of restricted stock and 770,000 stock appreciation rights ("SAR"), all of which are scheduled to vest on April 1, 2013, subject to continued employment with the Company through such date. In connection with the appointment of Gregory Scott as the Company's President on June 1, 2010, Mr. Scott received an award of 750,000 SARs that vest in four equal annual installments through June 1, 2014, subject to continued employment with the Company through such date. Each SAR represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

        The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date, which on April 1, 2010 was $4.79. The fair value of a SAR is calculated using the Black-Scholes option-pricing model, which for the April 1, 2010 SARs resulted in a fair value of $2.90 per SAR and for the June 1, 2010 SARs resulted in a fair value of $2.40 per SAR. Total compensation expense related to the restricted stock and SARs granted will be recognized in the consolidated financial statements on a straight-line basis over the requisite service period of the awards.

        During the six months ended July 31, 2010, 82,769 shares of common stock were issued upon exercise of stock options.

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

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

5. Pension Plan (Continued)

Company anticipates contributing approximately $0.8 million to the plan during fiscal year 2010. Net periodic benefit cost includes the following components:

	Three months ended July 31, 2010	Three months ended August 1, 2009	Six months ended July 31, 2010	Six months ended August 1, 2009
	(Amounts in thousands)
Service cost	$83	$67	$166	$134
Interest cost	126	139	252	278
Expected return on plan asset	(120)	(103)	(240)	(206)
Amortization of unrecognized losses	32	36	64	72

Net periodic benefit cost	$121	$139	$242	$278

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

        At January 30, 2010, the Company reported a total liability of $2.5 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the six months ended July 31, 2010. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The effective tax rate for the three months ended July 31, 2010 reflects a provision of 33.7%, as compared to a benefit of 40.2% for the three months ended August 1, 2009. The effective tax rate for the six months ended July 31, 2010 reflects a provision of 24.3%, as compared to a benefit 42.2% for the six months ended August 1, 2009.

        The change in the effective tax rate during the three and six months ended July 31, 2010, as compared to the same periods last year, is primarily due to a $48.5 million non-cash charge to income tax expense during the three months ended July 31, 2010, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. The valuation allowance at July 31, 2010 is comprised of a $17.9 million valuation allowance provided on the balance of net deferred taxes at January 30, 2010 and a $30.1 million valuation allowance provided on the tax benefit resulting from the net operating losses and other deferred tax assets generated during the six months ended July 31, 2010. The Company concluded that a full

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

6. Income Taxes (Continued)

valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740") which requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, existing tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $10.5 million was outstanding at July 31, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012. As of July 31, 2010 and January 30, 2010, the Company had no borrowings outstanding under its revolving credit facility.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of July 31, 2010, the Company had availability under its revolving credit facility of $63.1 million, net of letters of credit outstanding of $7.3 million, as compared to availability of $55.9 million, net of letters of credit outstanding of $7.9 million, as of August 1, 2009.

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

        The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes. The terms of the Company's credit facilities also subject it to a minimum fixed charge coverage ratio of 1.00 to 1.00, if the Company's borrowing availability under its revolving credit facility plus qualified cash falls below $30.0 million ($20.0 million during March and November). Should the Company fully repay its existing term loan, the Company will only be subject to the minimum fixed charge coverage ratio in the event that borrowing availability under its revolving credit facility falls below $12.5 million. In addition, the Company is required at all times to maintain minimum borrowing availability under its credit facility of $10.0 million. The Company is currently in compliance with the financial covenants referred to above.

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

8. Fair Value Measurements

        FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") establishes a common definition for fair value to be applied to United States generally accepted accounting principles ("GAAP") guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

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

        In accordance with the provisions of FASB ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"), during the three months ended July 31, 2010, certain long-lived store assets held and used with a carrying value of $24.3 million were written down to their fair value of $8.0 million, resulting in a pre-tax non-cash impairment charge of $16.3 million, of which $15.2 million relates to

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

8. Fair Value Measurements (Continued)

underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept and is reported in "Restructuring charges" on the Company's condensed consolidated statements of operations. Refer to Note 2, "Restructuring" for other charges incurred in connection with exiting the underperforming test accessories concept. The Company classifies these store assets within Level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

9. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12 month period. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

        On November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. Repurchases, if any, will be made from time to time in the manner the Company believes appropriate, through open market or private transactions, including through pre-established trading plans. During the six months ended July 31, 2010, the Company did not repurchase any shares of the Company's common stock under the Company's authorized share repurchase program.

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

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 31, 2010

(Unaudited)

10. New Accounting Pronouncements (Continued)

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories offering "NY Style" at Great Deals. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of July 31, 2010, the Company operated 581 stores in 43 states.

        Net sales for the three months ended July 31, 2010 decreased by 1.8% to $243.3 million, as compared to $247.8 million for the three months ended August 1, 2009. Comparable store sales decreased 1.8% for the three months ended July 31, 2010, as compared to a comparable store sales decrease of 16.4% for the three months ended August 1, 2009. Despite a modest decrease in comparable store sales during the three months ended July 31, 2010, the Company experienced a 1,370 basis point decrease in merchandise margins resulting from increased levels of promotional activity in order to drive sales and clear inventory in preparation for the fall season. The Company's net loss from continuing operations for the three months ended July 31, 2010 was $88.5 million, or

$1.49 per diluted share, inclusive of a loss of $1.00 per diluted share attributable to the following pre-tax non-cash charges:

  •
  As previously announced, the Company is exiting an underperforming test accessories concept consisting of five stores and, as a result, incurred restructuring charges of $2.1 million, consisting of $2.0 million of non-cash charges related to asset impairments and the write-off of inventory, and $0.1 million of severance costs.

  •
  The Company performed an impairment analysis related to long-lived assets used in certain underperforming New York & Company stores. As a result, the Company recorded a non-cash impairment charge of $15.2 million. In addition, the Company recorded a non-cash charge of $0.5 million related to the disposal of certain information technology assets.

  •
  The Company recorded a $48.5 million non-cash charge to income tax expense, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. In accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), the Company determined that it would record a full valuation allowance against its deferred tax assets after weighing the available evidence, which included in particular a three-year historical cumulative loss related to earnings before taxes.

        Capital spending for the six months ended July 31, 2010 was $9.3 million, as compared to $5.9 million for the six months ended August 1, 2009. The $9.3 million of capital spending represents $6.9 million related to the construction of 17 new stores, including 16 New York & Company Outlet stores, and the remodeling of two existing stores, and $2.4 million related to non-store capital projects. Capital spending during the six months ended August 1, 2009 represents $2.6 million related to the construction of six new stores and $3.4 million related to non-store capital projects.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended July 31, 2010 and August 1, 2009:

As a % of net sales	Three months ended July 31, 2010	Three months ended August 1, 2009	Six months ended July 31, 2010	Six months ended August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	91.8%	77.4%	83.6%	76.1%

Gross profit	8.2%	22.6%	16.4%	23.9%
Selling, general and administrative expenses	34.8%	25.8%	31.7%	27.3%
Restructuring charges	0.5%	—%	0.3%	—%

Operating loss	(27.1)%	(3.2)%	(15.6)%	(3.4)%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Loss from continuing operations before income taxes	(27.2)%	(3.3)%	(15.7)%	(3.5)%
Provision (benefit) for income taxes	9.2%	(1.4)%	3.7%	(1.5)%

Loss from continuing operations	(36.4)%	(1.9)%	(19.4)%	(2.0)%
Income from discontinued operations, net of taxes	—%	—%	—%	—%

Net loss	(36.4)%	(1.9)%	(19.4)%	(2.0)%

Selected operating data:	Three months ended July 31, 2010	Three months ended August 1, 2009	Six months ended July 31, 2010	Six months ended August 1, 2009
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(1.8)%	(16.4)%	0.5%	(15.7)%
Net sales per average selling square foot(1)	$76	$75	$151	$146
Net sales per average store(2)	$420	$420	$830	$815
Average selling square footage per store(3)	5,481	5,587	5,481	5,587

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended July 31, 2010		Three months ended August 1, 2009		Six months ended July 31, 2010		Six months ended August 1, 2009
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	579	3,197,637	588	3,289,949	576	3,193,602	589	3,294,779
New stores	11	37,101	6	25,427	17	57,662	6	25,427
Closed stores	(9)	(49,452)	(3)	(13,168)	(12)	(62,863)	(4)	(17,998)
Net impact of remodeled stores on selling square feet	—	(989)	—	—	—	(4,104)	—	—

Stores open, end of period	581	3,184,297	591	3,302,208	581	3,184,297	591	3,302,208

Three Months Ended July 31, 2010 Compared to Three Months Ended August 1, 2009

        Net Sales.    Net sales for the three months ended July 31, 2010 decreased 1.8% to $243.3 million, as compared to $247.8 million for the three months ended August 1, 2009. The decrease in net sales is primarily driven by a 1.8% decrease in comparable store sales for the three months ended July 31, 2010, as compared to a decrease of 16.4% for the three months ended August 1, 2009. In the comparable store base, average dollar sales per transaction decreased by 5.4%, while the number of transactions per average store increased by 3.8%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended July 31, 2010 was $20.1 million, or 8.2% of net sales, as compared to $56.1 million, or 22.6% of net sales, for the three months ended August 1, 2009. The decrease in gross profit as a percentage of net sales during the three months ended July 31, 2010 is primarily due to a 1,370 basis point decrease in merchandise margins resulting from increased levels of promotional activity in order to drive sales and clear inventory in preparation for the fall season. In addition, the Company experienced a 70 basis point increase in buying and occupancy costs, primarily attributable to the loss of leverage due to negative comparable store sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $84.9 million, or 34.8% of net sales, for the three months ended July 31, 2010, as compared to $64.0 million, or 25.8% of net sales, for the three months ended August 1, 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of non-cash charges totaling $15.7 million, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. In addition, the Company recorded charges totaling $2.1 million in connection with state sales and use tax and payroll tax audits during the three months ended July 31, 2010. Also contributing to the increase in selling, general and administrative expenses as a percentage of net sales during the three months ended July 31, 2010 is the 1.8% decrease in comparable store sales during the quarter.

        Restructuring charges.    As previously announced, the Company is exiting an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended July 31, 2010 was $66.0 million, or 27.1% of net sales, as compared to an operating loss of $7.9 million, or 3.2% of net sales, for the three months ended August 1, 2009.

        Interest Expense, Net.    Net interest expense was flat for the three months ended July 31, 2010, as compared to the three months ended August 1, 2009, at $0.2 million.

        Provision (Benefit) for Income Taxes.    The effective tax rate for the three months ended July 31, 2010 reflects a provision of 33.7%, as compared to a benefit of 40.2% for the three months ended August 1, 2009. The change in the effective tax rate is primarily the result of a $48.5 million non-cash charge recorded during the three months ended July 31, 2010, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the three months ended July 31, 2010 was $88.5 million, or 36.4% of net sales, as compared to a loss from continuing operations of $4.8 million, or 1.9% of net sales, for the three months ended August 1, 2009.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Six Months Ended July 31, 2010 Compared to Six Months Ended August 1, 2009

        Net Sales.    Net sales for the six months ended July 31, 2010 decreased 0.1% to $480.3 million, as compared to $480.7 million for the six months ended August 1, 2009. Comparable store sales for the six months ended July 31, 2010 increased by 0.5%, as compared to a decrease of 15.7% for the six months ended August 1, 2009. In the comparable store base, average dollar sales per transaction decreased by 4.7%, while the number of transactions per average store increased by 5.5%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended July 31, 2010 was $78.6 million, or 16.4% of net sales, as compared to $114.9 million, or 23.9% of net sales, for the six months ended August 1, 2009. The decrease in gross profit as a percentage of net sales during the six months ended July 31, 2010 is due to a 810 basis point decrease in merchandise margins resulting from increased levels of promotional activity in order to drive sales and clear inventory in preparation for the fall season, partially offset by a 60 basis point decrease in buying and occupancy costs, primarily attributable to the increase in comparable store sales combined with savings recognized from the Company's restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $152.1 million, or 31.7% of net sales, for the six months ended July 31, 2010, as compared to $131.4 million, or 27.3% of net sales, for the six months ended August 1, 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of non-cash charges totaling $15.7 million, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. In addition, the Company recorded charges totaling $2.1 million in connection with state sales and use tax and payroll tax audits during the three months ended July 31, 2010.

        Restructuring charges.    As previously announced, the Company is exiting an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which is reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations.

        Operating Loss.    For the reasons discussed above, operating loss for the six months ended July 31, 2010 was $74.7 million, or 15.6% of net sales, as compared to an operating loss of $16.4 million, or 3.4% of net sales, for the six months ended August 1, 2009.

        Interest Expense, Net.    Net interest expense was flat for the six months ended July 31, 2010, as compared to the six months ended August 1, 2009, at $0.4 million.

        Provision (Benefit) for Income Taxes.    The effective tax rate for the six months ended July 31, 2010 reflects a provision of 24.3%, as compared to a benefit of 42.2% for the six months ended August 1, 2009. The change in the effective tax rate is primarily the result of a $48.5 million non-cash charge recorded during the three months ended July 31, 2010, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the six months ended July 31, 2010 was $93.3 million, or 19.4% of net sales, as compared to a loss from continuing operations of $9.7 million, or 2.0% of net sales, for the six months ended August 1, 2009.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        A reconciliation of the Company's GAAP to non-GAAP net loss from continuing operations and loss per diluted share for the three and six months ended July 31, 2010 is indicated below. The Company has provided non-GAAP adjusted net loss and loss per diluted share information for the three and six months ended July 31, 2010, in addition to providing financial results in accordance with GAAP. This information reflects, on a non-GAAP adjusted basis, the Company's net loss and loss per diluted share after excluding the effects of charges incurred in connection with the Company's restructuring and cost reduction program in addition to certain non-cash charges incurred during the three months ended July 31, 2010 that affect comparability to the prior year results. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

 Reconciliation of GAAP to Non-GAAP Net Loss From Continuing Operations
and Loss Per Diluted Share

	Three months ended July 31, 2010		Six months ended July 31, 2010
	Amounts in thousands	Loss Per Diluted Share	Amounts in thousands	Loss Per Diluted Share
GAAP net loss from continuing operations	$(88,473)	$(1.49)	$(93,332)	$(1.57)
Add back charges affecting comparability:
Restructuring charges(a)	1,234	0.02	1,234	0.02
New York & Company asset impairments and disposals(b)	9,404	0.16	9,404	0.16
Deferred tax valuation allowance and reserve for uncertain tax positions(c)	48,494	0.82	48,494	0.82

Non-GAAP adjusted net loss from continuing operations(d)	$(29,341)	$(0.49)	$(34,200)	$(0.58)

(a)
Presented net of $0.8 million of taxes, calculated at an effective tax rate of 40.2%.

(b)
Presented net of $6.3 million of taxes, calculated at an effective tax rate of 40.2%.

(c)
Included within the provision for income taxes.

(d)
Numbers may not add due to rounding.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of July 31, 2010.

        The following tables contain information regarding the Company's liquidity and capital resources:

	July 31, 2010	January 30, 2010	August 1, 2009
	(Amounts in thousands)
Cash and cash equivalents	$19,995	$87,296	$53,059
Working capital	$17,977	$67,954	$61,295

	Six months ended July 31, 2010	Six months ended August 1, 2009
	(Amounts in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(54,973)	$11,063
Net cash used in investing activities of continuing operations	$(9,344)	$(5,944)
Net cash used in financing activities of continuing operations	$(2,984)	$(6,337)
Net cash used in discontinued operations	$—	$(4)

Net decrease in cash and cash equivalents	$(67,301)	$(1,222)

Operating Activities of Continuing Operations

        Net cash used in operating activities of continuing operations was $55.0 million for the six months ended July 31, 2010, as compared to net cash provided by operating activities of continuing operations of $11.1 million for the six months ended August 1, 2009. The increase in net cash used in operating activities for the six months ended July 31, 2010 is primarily due to the net loss from continuing operations during the six months ended July 31, 2010 and changes in accounts receivable, income taxes receivable, inventories, deferred rent and other assets and liabilities, partially offset by changes in prepaid expenses, accounts payable, accrued expenses and income taxes payable.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $9.3 million for the six months ended July 31, 2010, as compared to $5.9 million of net cash used in investing activities of continuing operations for the six months ended August 1, 2009. Net cash used in investing activities during the six months ended July 31, 2010 reflects capital expenditures of $6.9 million related to the construction of 17 new stores, including 16 New York & Company Outlet stores, and the remodeling of two existing stores, and $2.4 million related to non-store capital projects. Net cash used in investing activities during the six months ended August 1, 2009 represents capital expenditures of $2.6 million related to the construction of six new stores and $3.4 million for non-store capital projects.

        As previously announced, the Company plans to open approximately 20 to 25 New York & Company Outlet stores during fiscal year 2010. As of July 31, 2010, the Company had opened 16 New York & Company Outlet stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $3.0 million for the six months ended July 31, 2010, as compared to $6.3 million of net cash used in financing activities of continuing operations for the six months ended August 1, 2009. Net cash used in financing activities for the six months ended July 31, 2010 consists primarily of quarterly payments against the Company's outstanding term loan totaling $3.0 million. Net cash used in financing activities for the six months ended August 1, 2009 consists of quarterly payments against the Company's outstanding term loan totaling $3.0 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.1 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        There were no material payments or receipts during the six months ended July 31, 2010 and August 1, 2009 that related to the discontinued operations of JasmineSola.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $10.5 million was outstanding at July 31, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012. As of July 31, 2010 and January 30, 2010, the Company had no borrowings outstanding under its revolving credit facility.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of July 31, 2010, the Company had availability under its revolving credit facility of $63.1 million, net of letters of credit outstanding of $7.3 million, as compared to availability of $55.9 million, net of letters of credit outstanding of $7.9 million, as of August 1, 2009.

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

Critical Accounting Policies

        Management has determined that the Company's most critical accounting policies are those related to inventory valuation, impairment of long-lived assets, goodwill and other intangible assets, and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of July 31, 2010, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        As indicated in the table below, the Company did not make any purchases of the Company's common stock during the three months ended July 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
May 2, 2010 to May 29, 2010	—	—	—	2,750,000
May 30, 2010 to July 3, 2010	—	—	—	2,750,000
July 4, 2010 to July 31, 2010	—	—	—	2,750,000

Total	—	—	—	2,750,000

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 1, 2010.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 1, 2010.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 1, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	September 1, 2010