Form 10-Q
period 2010-10-30
New York & Company, Inc.
filed 2010-12-09
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 30, 2010
OR
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

        As of November 26, 2010, the registrant had 60,011,158 shares of common stock outstanding.

i

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended October 30, 2010	Three months ended October 31, 2009	Nine months ended October 30, 2010	Nine months ended October 31, 2009
Net sales	$238,221	$227,949	$718,520	$708,629
Cost of goods sold, buying and occupancy costs	171,767	170,219	573,451	535,953

Gross profit	66,454	57,730	145,069	172,676
Selling, general and administrative expenses	70,354	68,198	222,466	199,566
Restructuring charges	100	458	1,318	458

Operating loss	(4,000)	(10,926)	(78,715)	(27,348)
Interest expense, net of interest income of $12, $33, $38, and $110, respectively	190	179	540	568

Loss from continuing operations before income taxes	(4,190)	(11,105)	(79,255)	(27,916)
(Benefit) provision for income taxes	(6,044)	(4,803)	12,223	(11,897)

Income (loss) from continuing operations	1,854	(6,302)	(91,478)	(16,019)
Income from discontinued operations, net of taxes	—	—	—	3

Net income (loss)	$1,854	$(6,302)	$(91,478)	$(16,016)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.03	$(0.11)	$(1.54)	$(0.27)
Basic earnings per share from discontinued operations	—	—	—	—

Basic earnings (loss) per share	$0.03	$(0.11)	$(1.54)	$(0.27)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.03	$(0.11)	$(1.54)	$(0.27)
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$0.03	$(0.11)	$(1.54)	$(0.27)

Weighted average shares outstanding:
Basic shares of common stock	59,502	59,161	59,412	59,508

Diluted shares of common stock	60,315	59,161	59,412	59,508

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 30, 2010	January 30, 2010	October 31, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,461	$87,296	$39,297
Accounts receivable	17,708	9,447	14,194
Income taxes receivable	8,943	3,000	4,947
Inventories, net	112,556	87,059	117,438
Prepaid expenses	20,868	22,608	23,229
Other current assets	1,195	1,417	2,506
Current assets of discontinued operations	108	108	108

Total current assets	183,839	210,935	201,719
Property and equipment, net	151,756	187,079	194,868
Intangible assets	14,879	14,879	14,879
Deferred income taxes	3,647	22,637	21,926
Other assets	741	997	1,086

Total assets	$354,862	$436,527	$434,478

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$6,000	$6,000
Short-term borrowings	9,000	—	—
Accounts payable	84,091	72,019	79,989
Accrued expenses	53,860	58,932	51,443
Income taxes payable	2,073	991	—
Deferred income taxes	3,647	4,774	2,774
Current liabilities of discontinued operations	265	265	265

Total current liabilities	158,936	142,981	140,471
Long-term debt, net of current portion	3,000	7,500	9,000
Deferred rent	68,738	72,020	73,203
Other liabilities	5,582	5,862	7,101

Total liabilities	236,256	228,363	229,775
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 60,011, 59,396 and 59,306 shares issued and outstanding at October 30, 2010, January 30, 2010, and October 31, 2009, respectively	60	60	60
Additional paid-in capital	156,415	154,495	153,950
Retained (deficit) earnings	(32,801)	58,677	56,142
Accumulated other comprehensive loss	(1,671)	(1,671)	(2,052)
Treasury stock at cost; 1,000 shares at October 30, 2010, January 30, 2010 and October 31, 2009	(3,397)	(3,397)	(3,397)

Total stockholders' equity	118,606	208,164	204,703

Total liabilities and stockholders' equity	$354,862	$436,527	$434,478

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended October 30, 2010	Nine months ended October 31, 2009
Operating activities
Net loss	$(91,478)	$(16,016)
Less: Income from discontinued operations, net of taxes	—	3

Loss from continuing operations	(91,478)	(16,019)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	31,165	31,383
Loss from impairment charges	16,283	—
Amortization of deferred financing costs	162	162
Share-based compensation expense	1,829	1,387
Deferred income taxes	17,863	(6,275)
Changes in operating assets and liabilities:
Accounts receivable	(8,261)	(2,201)
Income taxes receivable	(5,943)	5,255
Inventories, net	(25,497)	(12,577)
Prepaid expenses	1,740	1,381
Accounts payable	12,072	11,558
Accrued expenses	(5,072)	(9,678)
Income taxes payable	1,082	—
Deferred rent	(3,282)	(2,645)
Other assets and liabilities	(36)	(142)

Net cash (used in) provided by operating activities of continuing operations	(57,373)	1,589

Investing activities
Capital expenditures	(12,989)	(8,903)
Proceeds from sale of fixed assets	936	—

Net cash used in investing activities of continuing operations	(12,053)	(8,903)

Financing activities
Proceeds from borrowings under the revolving credit facility	9,000	—
Repayment of debt	(4,500)	(4,500)
Purchase of treasury stock	—	(3,417)
Proceeds from exercise of stock options	91	74
Excess tax benefit from exercise of stock options	—	179

Net cash provided by (used in) financing activities of continuing operations	4,591	(7,664)

Cash flows from discontinued operations
Operating cash flows	—	(6)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	—	(6)

Net decrease in cash and cash equivalents	(64,835)	(14,984)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $0 and $1, respectively)	87,296	54,281

Cash and cash equivalents at end of period (continuing operations only)	$22,461	$39,297

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 30, 2010

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories offering "NY Style" at Great Deals. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of October 30, 2010, the Company operated 579 stores in 43 states.

        The accompanying condensed consolidated financial statements include the accounts for New York & Company, Inc. and Lerner New York Holding, Inc. ("Lerner Holding") and its wholly-owned subsidiaries, which include Lerner New York, Inc. (and its wholly-owned subsidiaries, which includes Lerner New York Outlet, Inc.), Lernco, Inc. and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior period have been reclassified to conform to the current period presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

        The condensed consolidated financial statements as of October 30, 2010 and October 31, 2009 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended October 30, 2010 and October 31, 2009 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 30, 2010 ("fiscal year 2009"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 6, 2010. The 52-week fiscal year ending January 29, 2011 is referred to herein as "fiscal year 2010." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

        The key components of the restructuring and cost reduction program include:

  •
  Strategic staff downsizing initiated in January 2009, which resulted in a permanent reduction of approximately 12% of the Company's field management at that time and an approximate 10% reduction of corporate office professionals;

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 30, 2010

(Unaudited)

2. Restructuring (Continued)

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

        As previously announced, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the second quarter of fiscal year 2010, the Company recorded pre-tax restructuring charges totaling $2.1 million, which consists of non-cash charges of $1.1 million related to the impairment of store assets, $0.8 million related to the write-off of inventory and $0.1 million of severance costs. During the third quarter of fiscal year 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs. The asset impairment charges, severance costs, and lease exit costs totaling $1.3 million are reported in "Restructuring charges" and the inventory write-off of $0.8 million is reported in "Cost of goods sold, buying and occupancy costs" on the Company's condensed consolidated statements of operations.

        As of October 30, 2010 and January 30, 2010, restructuring related severance accruals of approximately $0.2 million and $1.0 million, respectively, are included in accrued expenses on the condensed consolidated balance sheets. Since the inception of the Company's restructuring activities in January 2009, it has paid approximately $2.6 million in total for the severance liabilities described above.

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

October 30, 2010

(Unaudited)

3. Earnings Per Share (Continued)

awards) calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months ended October 30, 2010	Three months ended October 31, 2009	Nine months ended October 30, 2010	Nine months ended October 31, 2009
	(Amounts in thousands, except per share amounts)
Income (loss) from continuing operations	$1,854	$(6,302)	$(91,478)	$(16,019)
Income from discontinued operations, net of taxes	—	—	—	3

Net income (loss)	$1,854	$(6,302)	$(91,478)	$(16,016)

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,502	59,161	59,412	59,508

Basic earnings (loss) per share from continuing operations	$0.03	$(0.11)	$(1.54)	$(0.27)
Basic earnings per share from discontinued operations	—	—	—	—

Basic earnings (loss) per share	$0.03	$(0.11)	$(1.54)	$(0.27)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	59,502	59,161	59,412	59,508
Plus impact of share-based awards	813	—	—	—

Diluted shares of common stock	60,315	59,161	59,412	59,508

Diluted earnings (loss) per share from continuing operations	$0.03	$(0.11)	$(1.54)	$(0.27)
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$0.03	$(0.11)	$(1.54)	$(0.27)

        The calculation of diluted earnings (loss) per share for the three and nine months ended October 30, 2010 excludes 4,119,011 and 4,537,786 potential shares, respectively, due to their anti-dilutive effect. The calculation of diluted loss per share for the three and nine months ended October 31, 2009 excludes 3,127,388 and 3,598,970 potential shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 718, "Compensation—

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 30, 2010

(Unaudited)

4. Share-Based Compensation (Continued)

Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.8 million and $0.4 million for the three months ended October 30, 2010 and October 31, 2009, respectively, and $1.8 million and $1.4 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.

        On April 1, 2010, in connection with the Company's annual performance review process for all associates, the Company issued 540,000 shares of restricted stock and 770,000 stock appreciation rights ("SAR"), all of which are scheduled to vest on April 1, 2013, subject to continued employment with the Company through such date. In connection with the appointment of Gregory Scott as the Company's President on June 1, 2010, Mr. Scott received an award of 750,000 SARs that vest in four equal annual installments through June 1, 2014, subject to continued employment with the Company through such date. On August 18, 2010, the Company granted a total of 214,283 shares of restricted stock to the independent members of its board of directors in connection with the annual compensation review of its board of directors. In connection with the appointment of Eran Cohen as the Company's Executive Vice President and Chief Marketing Officer on October 25, 2010, Mr. Cohen received an award of 450,000 SARs that vest on the following dates, subject to continued employment with the Company through such dates: 100,000 SARs on October 25, 2011, 100,000 SARs on October 25, 2012, 100,000 SARs on October 25, 2013, and 150,000 SARs on October 25, 2014.

        Each SAR granted in fiscal year 2010 represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock. The fair value of a SAR is calculated using the Black-Scholes option-pricing model, which for the April 1, 2010, June 1, 2010 and October 25, 2010 SARs resulted in a fair value of $2.90 per SAR, $2.40 per SAR and $2.09 per SAR, respectively. The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date, which on April 1, 2010 and August 18, 2010 was $4.79 and $2.10, respectively. Total compensation expense related to the restricted stock and SARs granted will be recognized in the consolidated financial statements on a straight-line basis over the requisite service period of the awards.

        During the nine months ended October 30, 2010, 149,073 shares of common stock were issued upon exercise of stock options.

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

October 30, 2010

(Unaudited)

5. Pension Plan (Continued)

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

	Three months ended October 30, 2010	Three months ended October 31, 2009	Nine months ended October 30, 2010	Nine months ended October 31, 2009
	(Amounts in thousands)
Service cost	$83	$67	$249	$201
Interest cost	126	139	378	417
Expected return on plan asset	(120)	(103)	(360)	(309)
Amortization of unrecognized losses	32	36	96	108

Net periodic benefit cost	$121	$139	$363	$417

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

        At January 30, 2010, the Company reported a total liability of $2.5 million for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if reversed. There were no material changes to the liability for unrecognized tax benefits during the nine months ended October 30, 2010. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The effective tax rate for the three months ended October 30, 2010 reflects a benefit of 144.2%, as compared to a benefit of 43.3% for the three months ended October 31, 2009. The effective tax rate for the nine months ended October 30, 2010 reflects a provision of 15.4%, as compared to a benefit of 42.6% for the nine months ended October 31, 2009.

        The change in the effective tax rate during the three months ended October 30, 2010, as compared to the same period last year, is primarily due to the following: (i) a $6.1 million tax benefit recorded during the three months ended October 30, 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 30, 2010

(Unaudited)

6. Income Taxes (Continued)

of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets and (ii) a non-cash charge of $1.7 million to establish a valuation allowance against deferred tax assets generated during the three months ended October 30, 2010. The change in the effective tax rate during the nine months ended October 30, 2010, as compared to the same period last year, is primarily due to a $48.5 million non-cash charge to income tax expense incurred during the three months ended July 31, 2010, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions, plus the tax-related adjustments described above that were recorded during the three months ended October 30, 2010.

        During the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740") which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, existing tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of October 30, 2010, the Company's valuation allowance against its deferred tax assets was $43.5 million.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $9.0 million was outstanding at October 30, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 30, 2010, the Company had availability under its revolving credit facility of $62.2 million, net of letters of credit outstanding of $8.8 million and revolving loans outstanding of $9.0 million, as compared to availability of $48.4 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as of January 30, 2010, and $73.6 million, net of letters of credit outstanding of $7.0 million and no revolving loans outstanding, as of October 31, 2009.

        As of December 9, 2010, the date of this Quarterly Report on Form 10-Q, the Company had repaid the $9.0 million of short-term borrowings that was outstanding under its revolving credit facility

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 30, 2010

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

on October 30, 2010. The Company expects to have no borrowings outstanding under its revolving credit facility at the end of the fourth quarter (January 29, 2011).

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

8. Fair Value Measurements

        FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") establishes a common definition for fair value to be applied to United States generally accepted accounting principles ("GAAP") guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 30, 2010

(Unaudited)

8. Fair Value Measurements (Continued)

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, short-term borrowings and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, accounts payable and short-term borrowings approximate their fair values due to the short-term maturities of such items. The carrying value on the balance sheet for the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within Level 2 of the fair value hierarchy.

        In accordance with the provisions of FASB ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"), during the three months ended July 31, 2010, certain long-lived store assets held and used with a carrying value of $24.3 million were written down to their fair value of $8.0 million, resulting in a pre-tax non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept and is reported in "Restructuring charges" on the Company's condensed consolidated statements of operations. Refer to Note 2, "Restructuring" for other charges incurred in connection with the exit of an underperforming test accessories concept. The Company classifies these store assets within Level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.

9. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12 month period. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

10. New Accounting Pronouncements

        In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855"), which establishes general standards of accounting for the disclosure of events that occur after the balance

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 30, 2010

(Unaudited)

10. New Accounting Pronouncements (Continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and:

  •
  the impact of general economic conditions and their effect on consumer confidence and spending patterns, which have deteriorated significantly and may continue to do so for the foreseeable future;

  •
  the potential for current economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products, as well as the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations as a landlord;

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

  •
  the Company's ability to successfully integrate new or acquired businesses, including the Company's outlet expansion, into its existing business;

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories offering "NY Style" at Great Deals. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of October 30, 2010, the Company operated 579 stores in 43 states.

        The Company's results for the three months ended October 30, 2010 produced higher sales and margins versus the year-ago period which were driven by reductions in the level of spring carryover inventory and improvements in the fall product assortment. During the quarter, the Company was more targeted and efficient with its customer relationship management efforts which allowed the Company to be more selective in its promotion and thus drive higher margins. As a result, net sales for the three months ended October 30, 2010 increased by 4.5% to $238.2 million, as compared to $227.9 million for the three months ended October 31, 2009. Comparable store sales increased 3.6% for the three months ended October 30, 2010, as compared to a comparable store sales decrease of 8.4% for the three months ended October 31, 2009. Net income from continuing operations for the three months ended October 30, 2010 was $1.9 million, or $0.03 per diluted share, which includes earnings of $0.06 per diluted share related to certain non-operating adjustments. This compares to a net loss from continuing operations of $6.3 million, or $0.11 per diluted share for the three months ended October 31, 2009, which included a previously disclosed non-operating loss of $0.01 per diluted share related to restructuring charges.

        The non-operating adjustments recorded during the three months ended October 30, 2010 include a $6.1 million tax benefit resulting primarily from a change in accounting methods for tax purposes, partially offset by $1.2 million of tax expense to record a valuation allowance against certain deferred tax assets generated during the third quarter, $1.0 million of separation expenses related to recent management changes that were not associated with the Company's restructuring activities, and $0.1 million of restructuring charges. Management refers to these adjustments as non-operating because management does not believe that they are indicative of the Company's continuing operating activities.

        Capital spending for the nine months ended October 30, 2010 was $13.0 million, as compared to $8.9 million for the nine months ended October 31, 2009. The $13.0 million of capital spending represents $8.9 million related to the construction of 21 new stores and the remodeling of six existing stores, and $4.1 million related to non-store capital projects. The Company ended the third quarter of fiscal year 2010 operating 579 stores, including 23 New York & Company Outlet stores. Of these 23 New York & Company Outlet stores opened this year, four of them were converted from existing retail stores. Capital spending during the nine months ended October 31, 2009 represents $4.6 million related to the construction of 11 new stores and the remodeling of three existing stores, and $4.3 million related to non-store capital projects.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 30, 2010 and October 31, 2009:

As a % of net sales	Three months ended October 30, 2010	Three months ended October 31, 2009	Nine months ended October 30, 2010	Nine months ended October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.1%	74.7%	79.8%	75.6%

Gross profit	27.9%	25.3%	20.2%	24.4%
Selling, general and administrative expenses	29.6%	29.9%	31.0%	28.2%
Restructuring charges	—%	0.2%	0.2%	0.1%

Operating loss	(1.7)%	(4.8)%	(11.0)%	(3.9)%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Loss from continuing operations before income taxes	(1.8)%	(4.9)%	(11.1)%	(4.0)%
(Benefit) provision for income taxes	(2.6)%	(2.1)%	1.6%	(1.7)%

Income (loss) from continuing operations	0.8%	(2.8)%	(12.7)%	(2.3)%
Income from discontinued operations, net of taxes	—%	—%	—%	—%

Net income (loss)	0.8%	(2.8)%	(12.7)%	(2.3)%

Selected operating data:	Three months ended October 30, 2010	Three months ended October 31, 2009	Nine months ended October 30, 2010	Nine months ended October 31, 2009
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	3.6%	(8.4)%	1.5%	(13.5)%
Net sales per average selling square foot(1)	$75	$69	$225	$215
Net sales per average store(2)	$411	$385	$1,243	$1,199
Average selling square footage per store(3)	5,505	5,568	5,505	5,568

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 30, 2010		Three months ended October 31, 2009		Nine months ended October 30, 2010		Nine months ended October 31, 2009
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	581	3,184,297	591	3,302,208	576	3,193,602	589	3,294,779
New stores	4	13,838	5	6,328	21	71,500	11	31,755
Closed stores	(6)	(9,010)	(4)	(15,573)	(18)	(71,873)	(8)	(33,571)
Net impact of remodeled stores on selling square feet	—	(2,009)	—	3,280	—	(6,113)	—	3,280

Stores open, end of period	579	3,187,116	592	3,296,243	579	3,187,116	592	3,296,243

Three Months Ended October 30, 2010 Compared to Three Months Ended October 31, 2009

        Net Sales.    Net sales for the three months ended October 30, 2010 increased 4.5% to $238.2 million, as compared to $227.9 million for the three months ended October 31, 2009. The increase in net sales is primarily driven by a 3.6% increase in comparable store sales for the three months ended October 30, 2010, as compared to a decrease of 8.4% for the three months ended October 31, 2009. In the comparable store base, average dollar sales per transaction increased by 7.4%, while the number of transactions per average store decreased by 3.5%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended October 30, 2010 was $66.5 million, or 27.9% of net sales, as compared to $57.7 million, or 25.3% of net sales, for the three months ended October 31, 2009. The increase in gross profit as a percentage of net sales during the three months ended October 30, 2010 is due to a 240 basis point decrease in buying and occupancy costs primarily attributable to the increase in leverage resulting from the positive comparable store sales combined with a 20 basis point increase in merchandise margins reflecting lower promotional activity.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $70.4 million, or 29.6% of net sales, for the three months ended October 30, 2010, as compared to $68.2 million, or 29.9% of net sales, for the three months ended October 31, 2009. The increase in selling, general and administrative expenses is primarily attributable to an increase in expenses needed to support higher sales levels and increased expenses to support the Company's new outlet business, which now includes 23 New York & Company Outlet stores in operation. In addition, the Company recorded approximately $1.0 million of separation expenses related to recent management changes that were not associated with the Company's restructuring activities. Excluding the $1.0 million of separation expenses, selling, general and administrative expenses for the three months ended October 30, 2010 were 29.1% of net sales, as compared to 29.9% of net sales for the three months ended October 31, 2009.

        Restructuring charges.    As previously announced, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended October 30, 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs. In the prior year, the Company incurred separation expenses of $0.5 million related to management changes to restructure the Company's real estate group.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended October 30, 2010 was $4.0 million, or 1.7% of net sales, as compared to an operating loss of $10.9 million, or 4.8% of net sales, for the three months ended October 31, 2009.

        Interest Expense, Net.    Net interest expense was flat for the three months ended October 30, 2010, as compared to the three months ended October 31, 2009, at $0.2 million.

        Benefit for Income Taxes.    The effective tax rate for the three months ended October 30, 2010 reflects a benefit of 144.2%, as compared to a benefit of 43.3% for the three months ended October 31, 2009. The change in the effective tax rate is largely the result of a $6.1 million tax benefit resulting primarily from a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets. In addition, the Company recorded non-cash charges of $1.7 million to establish a valuation allowance against deferred tax assets generated during the three months ended October 30, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Income (loss) from Continuing Operations.    For the reasons discussed above, income from continuing operations for the three months ended October 30, 2010 was $1.9 million, or 0.8% of net sales, as compared to a loss from continuing operations of $6.3 million, or 2.8% of net sales, for the three months ended October 31, 2009.

Nine Months Ended October 30, 2010 Compared to Nine Months Ended October 31, 2009

        Net Sales.    Net sales for the nine months ended October 30, 2010 increased 1.4% to $718.5 million, as compared to $708.6 million for the nine months ended October 31, 2009. Comparable store sales for the nine months ended October 30, 2010 increased by 1.5%, as compared to a decrease of 13.5% for the nine months ended October 31, 2009. In the comparable store base, average dollar sales per transaction decreased by 1.3%, while the number of transactions per average store increased by 2.8%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended October 30, 2010 was $145.1 million, or 20.2% of net sales, as compared to $172.7 million, or 24.4% of net sales, for the nine months ended October 31, 2009. The decrease in gross profit as a percentage of net sales during the nine months ended October 30, 2010 is due to a 530 basis point decrease in merchandise margins resulting from increased levels of promotional activity primarily during the three months ended July 31, 2010 in order to drive sales and clear inventory in preparation for the fall season, partially offset by a 110 basis point decrease in buying and occupancy costs. The decrease in buying and occupancy costs as a percentage of net sales is primarily attributable to the increase in comparable store sales combined with savings recognized from the Company's restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $222.5 million, or 31.0% of net sales, for the nine months ended October 30, 2010, as compared to $199.6 million, or 28.2% of net sales, for the nine months ended October 31, 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of non-cash charges totaling $15.7 million recorded during the three months ended July 31, 2010, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. During the three months ended October 30, 2010, the Company recorded approximately $1.0 million of separation expenses related to recent management changes that were not associated with the Company's restructuring activities. In addition, during the nine months ended October 30, 2010, the Company recorded charges totaling $2.6 million in connection with state sales and use tax and payroll tax audits.

        Restructuring charges.    As previously announced, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations. During the three months ended October 30, 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs. In the prior year, the Company incurred separation expenses of $0.5 million related to management changes to restructure the Company's real estate group.

        Operating Loss.    For the reasons discussed above, operating loss for the nine months ended October 30, 2010 was $78.7 million, or 11.0% of net sales, as compared to an operating loss of $27.3 million, or 3.9% of net sales, for the nine months ended October 31, 2009.

        Interest Expense, Net.    Net interest expense for the nine months ended October 30, 2010 was $0.5 million, as compared to net interest expense of $0.6 million for the nine months ended October 31, 2009.

        Provision (Benefit) for Income Taxes.    The effective tax rate for the nine months ended October 30, 2010 reflects a provision of 15.4%, as compared to a benefit of 42.6% for the nine months ended October 31, 2009. The change in the effective tax rate during the nine months ended October 30, 2010, as compared to the same period last year, is primarily due to the following: (i) a $48.5 million non-cash charge to income tax expense incurred during the three months ended July 31, 2010, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions, (ii) a $6.1 million tax benefit recorded during the three months ended October 30, 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a non-cash charge of $1.7 million to establish a valuation allowance against deferred tax assets generated during the three months ended October 30, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations for the nine months ended October 30, 2010 was $91.5 million, or 12.7% of net sales, as compared to a loss from continuing operations of $16.0 million, or 2.3% of net sales, for the nine months ended October 31, 2009.

        Income from Discontinued Operations, Net of Taxes.    Income from discontinued operations, net of taxes, represents the Company's discontinued JasmineSola business.

Non-GAAP Financial Measure

        A reconciliation of the Company's GAAP to non-GAAP loss from continuing operations before income taxes, net loss from continuing operations and loss per diluted share for the three and nine months ended October 30, 2010 and October 31, 2009 are indicated below. This information reflects, on a non-GAAP adjusted basis, the Company's operating results after excluding the effects of charges incurred in connection with the Company's restructuring and cost reduction program in addition to certain non-operating adjustments recorded during the second and third quarters of fiscal year 2010. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses and earnings that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

Reconciliation of GAAP to Non-GAAP Financial Measures

	Three months ended October 30, 2010
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Benefit for income taxes	Net income (loss) from continuing operations	Net earnings (loss) per diluted share from continuing operations
GAAP as reported	$(4,190)	$(6,044)	$1,854	$0.03
Adjustments affecting comparability
Restructuring charges(a)	100	(40)	60	—
Separation expenses(a)	953	(383)	570	0.01
Tax benefit from a change in accounting methods for tax purposes	—	(6,082)	(6,082)	(0.10)
Deferred tax valuation allowance and reserve for uncertain tax positions(b)	—	1,695	1,695	0.03

Non-GAAP as adjusted	$(3,137)	$(1,234)	$(1,903)	$(0.03)

	Three months ended October 31, 2009
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Benefit for income taxes	Net loss from continuing operations	Net loss per diluted share from continuing operations
GAAP as reported	$(11,105)	$(4,803)	$(6,302)	$(0.11)
Adjustments affecting comparability
Restructuring charges(a)	458	(184)	274	0.01

Non-GAAP as adjusted	$(10,647)	$(4,619)	$(6,028)	$(0.10)

(a)
The tax effect is calculated using a 40.2% effective tax rate.

(b)
Includes a $1.2 million valuation allowance against deferred tax assets generated by the third quarter of fiscal year 2010 operating loss and a $0.4 million valuation allowance against deferred tax assets generated by the non-operating, restructuring and separation expenses incurred during the third quarter of fiscal year 2010.

	Nine months ended October 30, 2010
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Provision (benefit) for income taxes	Net loss from continuing operations	Net loss per diluted share from continuing operations
GAAP as reported	$(79,255)	$12,223	$(91,478)	$(1.54)
Adjustments affecting comparability
Restructuring charges(a)	2,163	(870)	1,293	0.02
Separation expenses(a)	953	(383)	570	0.01
New York & Company asset impairments and disposals(a)	15,725	(6,321)	9,404	0.16
Tax benefit from a change in accounting methods for tax purposes	—	(6,082)	(6,082)	(0.10)
Deferred tax valuation allowance and reserve for uncertain tax positions	—	50,189	50,189	0.84

Non-GAAP as adjusted	$(60,414)	$(24,310)	$(36,104)	$(0.61)

	Nine months ended October 31, 2009
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Benefit for income taxes	Net loss from continuing operations	Net loss per diluted share from continuing operations
GAAP as reported	$(27,916)	$(11,897)	$(16,019)	$(0.27)
Adjustments affecting comparability
Restructuring charges(a)	458	(184)	274	0.01

Non-GAAP as adjusted	$(27,458)	$(11,713)	$(15,745)	$(0.26)

(a)
The tax effect is calculated using a 40.2% effective tax rate.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of October 30, 2010.

        The following tables contain information regarding the Company's liquidity and capital resources:

	October 30, 2010	January 30, 2010	October 31, 2009
	(Amounts in thousands)
Cash and cash equivalents	$22,461	$87,296	$39,297
Working capital	$24,903	$67,954	$61,248

	Nine months ended October 30, 2010	Nine months ended October 31, 2009
	(Amounts in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(57,373)	$1,589
Net cash used in investing activities of continuing operations	$(12,053)	$(8,903)
Net cash provided by (used in) financing activities of continuing operations	$4,591	$(7,664)
Net cash used in discontinued operations	$—	$(6)

Net decrease in cash and cash equivalents	$(64,835)	$(14,984)

Operating Activities of Continuing Operations

        Net cash used in operating activities of continuing operations was $57.4 million for the nine months ended October 30, 2010, as compared to net cash provided by operating activities of continuing operations of $1.6 million for the nine months ended October 31, 2009. The increase in net cash used in operating activities is primarily due to the net loss from continuing operations during the nine months ended October 30, 2010 and changes in accounts receivable, income taxes receivable, inventories, and deferred rent, partially offset by changes in prepaid expenses, accounts payable, accrued expenses, income taxes payable and other assets and liabilities.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $12.1 million for the nine months ended October 30, 2010, as compared to $8.9 million for the nine months ended October 31, 2009. Net cash used in investing activities during the nine months ended October 30, 2010 reflects capital expenditures of $8.9 million related to the construction of 21 new stores and the remodeling of six existing stores, and $4.1 million related to non-store capital projects, partially offset by $0.9 million of proceeds from the sale of fixed assets. Net cash used in investing activities during the nine months ended October 31, 2009 represents capital expenditures of $4.6 million related to the construction of 11 new stores and the remodeling of three existing stores, and $4.3 million for non-store capital projects.

        As of October 30, 2010, the Company operated 579 stores, including 23 New York & Company Outlet stores. The Company plans to end fiscal year 2010 with approximately 552 to 560 stores, including 24 New York & Company Outlet stores, and 3.0 million selling square feet. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities of Continuing Operations

        Net cash provided by financing activities of continuing operations was $4.6 million for the nine months ended October 30, 2010, as compared to $7.7 million of net cash used in financing activities of continuing operations for the nine months ended October 31, 2009. Net cash provided by financing activities for the nine months ended October 30, 2010 consists primarily of $9.0 million of proceeds from borrowings under the Company's revolving credit facility, partially offset by quarterly payments against the Company's outstanding term loan totaling $4.5 million. Net cash used in financing activities for the nine months ended October 31, 2009 consists of quarterly payments against the Company's outstanding term loan totaling $4.5 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.3 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

Discontinued Operations Cash Flows

        There were no material payments or receipts during the nine months ended October 30, 2010 and October 31, 2009 that related to the discontinued operations of JasmineSola.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $9.0 million was outstanding at October 30, 2010, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 30, 2010, the Company had availability under its revolving credit facility of $62.2 million, net of letters of credit outstanding of $8.8 million and revolving loans outstanding of $9.0 million, as compared to availability of $48.4 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as of January 30, 2010, and $73.6 million, net of letters of credit outstanding of $7.0 million and no revolving loans outstanding, as of October 31, 2009.

        As of December 9, 2010, the date of this Quarterly Report on Form 10-Q, the Company had repaid the $9.0 million of short-term borrowings that was outstanding under its revolving credit facility on October 30, 2010. The Company expects to have no borrowings outstanding under its revolving credit facility at the end of the fourth quarter (January 29, 2011).

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. An increase in interest rates of 1.0% would increase interest expenses by approximately $0.2 million annually. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of October 30, 2010, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        As indicated in the table below, the Company did not make any purchases of the Company's common stock during the three months ended October 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
August 1, 2010 to August 28, 2010	—	—	—	2,750,000
August 29, 2010 to October 2, 2010	—	—	—	2,750,000
October 3, 2010 to October 30, 2010	—	—	—	2,750,000

Total	—	—	—	2,750,000

(1)
On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12 month period. Subsequently, on November 18, 2009, the Company's board of directors authorized the extension of the share repurchase program for an additional 12 month period ending on November 23, 2010. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million. As of the date of this Quarterly Report on Form 10-Q, no additional repurchases had been made.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Greg Scott.
31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 9, 2010