Form 10-K
period 2011-01-29
New York & Company, Inc.
filed 2011-04-11
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of July 30, 2010 was approximately $59.6 million, using the closing price per share of $2.23, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 31, 2011 was 61,004,839.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories offering the latest NY Style. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 29, 2011, the Company operated 555 stores with 3.0 million selling square feet in 43 states.

        The Company offers a merchandise assortment consisting of wear-to-work and casual apparel and accessories, including pants, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags and jewelry. The Company's merchandise reflects current fashions and fulfills a broad spectrum of its customers' lifestyle and wardrobe requirements, with a focus on wear-to-work apparel.

        The Company positions its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. The Company believes its stores create an exciting shopping experience through the use of compelling window displays, creative and coordinated merchandise presentations and in-store promotional signage. The Company's stores are typically concentrated in large population centers of the United States and are located in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

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

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 29, 2011, January 30, 2010 and January 31, 2009 are referred to herein as "fiscal year 2010," "fiscal year 2009," and "fiscal year 2008," respectively. The 52-week year ending January 28, 2012 is referred to herein as "fiscal year 2011."

The Company's Growth Strategies

Increase Sales of Apparel

        The Company believes that it can increase sales of apparel by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points. The Company plans to drive higher margin sales with new fashion items and increased focus on its wear-to-work assortments. In an effort to increase accessories sales, the Company will continue to grow the jewelry business, while improving the fashion and assortment of other accessories categories over the long term. The integration of the accessories and apparel business through more appealing and effective visual merchandising in the Company's stores has proven to be a successful strategy and will remain an area of significant focus for the Company.

E-commerce Store

        The Company believes that its E-commerce store (www.nyandcompany.com) provides an effective means to reach its existing customers and more importantly attract new customers to the New York & Company brand. The E-commerce store is designed to cater to the customers' lifestyle needs by offering an easy alternative to shop, while also increasing brand awareness. The Company believes that it can continue to grow sales with its E-commerce store by broadening its online assortment with new product exclusives and expanded product extensions. The Company is continuing to develop the infrastructure and functionality of the site to offer more merchandise on the E-commerce store and to enhance customer service on the site. In line with this strategy, during the second quarter of fiscal year 2011 the Company plans to launch its first mobile application allowing consumers to make purchases on the New York & Company E-commerce store using a mobile device.

Optimize the Company's Store Base

        Increasing market penetration by opening new stores has been an important component of the Company's growth strategies. However, due to the deterioration in the macroeconomic environment and the continued uncertainty over the past few years, the Company has reduced capital expenditures by opening fewer new New York & Company stores in an effort to preserve its liquidity and focus on optimizing its existing store base. During fiscal year 2010, the Company closed 43 stores, resulting in a reduction of 230,435 selling square feet, and remodeled eight stores. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability and is in-line with its restructuring and cost reduction program announced in January 2009. This strategy has enabled the Company to position itself for growth, and as the economy continues to recover, the Company will begin to open more New York & Company stores, while relocating and remodeling a portion of its existing store base annually.

        As previously disclosed, during fiscal year 2009 the Company opened three temporary New York & Company Outlet stores as part of a test. Based on the performance of these test outlet stores, during fiscal year 2010 the Company opened 24 New York & Company Outlet stores. Each outlet store is approximately 3,500 to 5,000 selling square feet. The New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the outlet stores and clearance merchandise. The Company believes over the long term, the growth potential for New York & Company Outlet stores could be approximately 75 locations.

        The Company ended fiscal year 2010 operating 555 stores, including 24 New York & Company Outlet stores, with 3.0 million selling square feet.

Enhance Brand Image and Increase Customer Loyalty

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, customer service, and consistent marketing across all channels of the business. The Company's brand has gained strong recognition and endorsement by its target customers. The Company believes a nationally recognized brand further drives brand awareness, merchandise sales and customer loyalty.

Design and Merchandising

        The Company's product development group, led by its merchant and design teams, is dedicated to consistently delivering to its customers high-quality and on trend fashion apparel and accessories at competitive prices. The Company seeks to provide its customers with key fashion items of the season, as well as a broad assortment of coordinating apparel items and accessories that will complete their wardrobe. The Company's merchandising, marketing and promotional efforts encourage multiple unit and outfit purchases.

        New product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring) that are updated with selected new items every two to four weeks to keep the merchandise current and to keep customers engaged. Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products both from importers and directly from manufacturers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and its knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company sources from approximately 20 countries and it is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. In fiscal year 2010, the Company sourced nearly all of its merchandise from Bahrain, Bangladesh, China, Guatemala, Hong Kong, India, Indonesia, Macau, Mexico, Peru, the Philippines, the Republic of Korea, Taiwan, the United States and Vietnam. The Company's largest country sources are China, Macau and Hong Kong, which represented approximately 60% of purchases in fiscal year 2010.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with Limited Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of Limited Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, code of business conduct and labor standards compliance, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. IPS representatives visit each new apparel factory to ensure that the factory quality control associates understand and comply with the Company's requirements. The Company's independent buying agents and importers also conduct in-line factory and final quality audits.

        The Company also engages two independent audit firms to visit each year a selection of factories that manufacture accessories for the Company to ensure that these factories understand and comply with code of business conduct and labor standards and supply chain security standards.

Distribution and Logistics

        Limited Brands provides the Company with certain warehousing and distribution services under the transition services agreement. All of the Company's merchandise is received, processed, warehoused and distributed through Limited Brands' distribution center in Columbus, Ohio. Details about each receipt are supplied to the Company's store inventory planners, who determine how the product should be distributed among the Company's stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores.

        Under the transition services agreement, as amended on September 14, 2010, (See Exhibit 10.22 of this Annual Report on Form 10-K) these services will terminate upon the earliest of the following: (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services.

        Inventory and fulfillment for the Company's E-commerce operations are handled by a third-party warehouse facility located in Martinsville, Virginia. Merchandise is received in this location from Limited Brands' distribution center.

Real Estate

        As of January 29, 2011, the Company operated 555 stores in 43 states, with an average of 5,453 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity. All of the Company's stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2006	503	52	(19)	35	536
2007	536	54	(12)	25	578
2008	578	25	(14)	14	589
2009	589	11	(24)	3	576
2010	576	22	(43)	8	555

 Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net (reduction) increase of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2006	3,207,627	241,048	(138,208)	(73,927)	3,236,540
2007	3,236,540	228,727	(88,042)	(49,775)	3,327,450
2008	3,327,450	104,641	(98,572)	(38,740)	3,294,779
2009	3,294,779	31,755	(133,398)	466	3,193,602
2010	3,193,602	74,830	(230,435)	(11,514)	3,026,483

Store Count by State as of January 29, 2011

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	12	Maine	1	Ohio	25
Arizona	8	Maryland	15	Oklahoma	4
Arkansas	4	Massachusetts	11	Pennsylvania	33
California	51	Michigan	12	Rhode Island	3
Colorado	6	Minnesota	10	South Carolina	12
Connecticut	7	Mississippi	5	South Dakota	1
Delaware	1	Missouri	11	Tennessee	14
Florida	34	Nebraska	4	Texas	49
Georgia	19	Nevada	4	Utah	2
Illinois	24	New Hampshire	3	Virginia	22
Indiana	9	New Jersey	29	Washington	3
Iowa	2	New Mexico	2	West Virginia	4
Kansas	2	New York	55	Wisconsin	8
Kentucky	7	North Carolina	18
Louisiana	8	North Dakota	1

				Grand Total	555

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

        During fiscal year 2010, the Company opened 24 New York & Company Outlet stores. Each outlet store is approximately 3,500 to 5,000 selling square feet. The New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the outlet stores and clearance merchandise. The Company believes over the long term, the growth potential for New York & Company Outlet stores could be approximately 75 locations.

        The Company expects to fund future store openings with cash flow from operations and, if necessary, borrowings under its revolving credit facility.

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

        Field Sales Organization.    Store operations are organized into five regions and 45 districts. Each region is managed by either a regional vice president or a regional sales leader, depending upon the size of the region. The Company staffs approximately 45 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is typically staffed with a store manager and two additional support managers. Higher volume stores may have additional support managers as required. All stores are staffed with hourly sales associates. The Company has approximately 1,600 full-time in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is based on monthly and quarterly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

        Store Sales Associates.    The Company typically employs between 7,400 and 13,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has well-established store operating policies and procedures, updated and efficient point-of-sale ("POS") terminals and utilizes an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings.

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes that its combination of fashion-oriented apparel, accessories and attractive price points differentiates its brand from its competitors. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of its brand through, among other things, direct mail marketing, in-store marketing, e-mail and text messaging programs, social media such as Facebook, and select advertising. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, broadening its assortment online at www.nyandcompany.com, and focusing on client service.

        The Company believes that it is strategically important to communicate on a regular basis directly with its current client base and with potential clients through direct mail marketing, e-mail communications and in-store presentation. The Company uses its customer database, which includes approximately six million customers who have made purchases within the last twelve months, to design marketing programs to its core customers.

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

        Sales, cash deposit and related credit card information are electronically collected from the stores' POS terminals on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, where permitted by law, the Company collects customer transaction data to update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company's ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

        The Company continues to invest in technology to upgrade core systems to increase efficiencies and provide a competitive advantage. During fiscal year 2007, the Company partnered with Datavantage (a subsidiary of Micros Systems, Inc.) to implement a new POS system across its chain and partnered with JDA Software Group, Inc. to upgrade its existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and completed the upgrade of its merchandise planning system during fiscal year 2010.

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company believes its competitors include Ann Taylor LOFT®, Express®, JCPenney®, Kohl's®, Old Navy® and Target®, among others. The Company differentiates itself from its competitors on the basis of its fashion and proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

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

Employees and Labor Relations

        As of January 29, 2011, the Company had a total of 7,949 employees of which 2,236 were full-time employees and 5,713 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO ("Local 1102") has been extended indefinitely, subject to 30 days advance notice by either party to negotiate a modification to the agreement or to terminate the agreement. The Company and Local 1102 have reached an agreement in principle on the terms of a new collective bargaining agreement, subject to final negotiation of the agreement and ratification by the union membership. Approximately 8% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

        The majority of the Company's merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs for textiles and apparel. In addition, some of the Company's imported products are eligible for certain duty-advantaged programs, including but not limited to the North American Free Trade Agreement, the

Andean Trade Preference Act, the U.S. Caribbean Basin Trade Partnership Act and the Caribbean Basin Initiative.

Available Information

        The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after filing or furnishing such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company's Audit Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company's Corporate Governance Guidelines, Code of Conduct for Associates, Code of Conduct for Principal Executive Officers and Key Financial Associates, and Code of Conduct for Suppliers, are also available on the website.

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

        The Company's results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2004 through fiscal year 2010, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve a high level of comparable store sales in the future.

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

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather,

supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources its merchandise from approximately 20 countries, with China, Macau and Hong Kong representing 60% of all purchases during fiscal year 2010. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's growth strategy includes the addition of a number of new stores each year and the potential relocation and remodeling of existing stores. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company's growth strategy may strain its resources and cause the performance of its existing stores to suffer.

        The Company's growth will largely depend on its ability to open and operate new stores successfully, including its new New York & Company Outlet stores, and the availability of suitable store locations on acceptable terms. However, due to the deterioration in the macroeconomic environment and the continued uncertainty over the past few years, the Company has reduced capital expenditures by opening fewer new New York & Company stores in an effort to preserve its liquidity and focus on optimizing its existing store base. This strategy has enabled the Company to position itself for growth and, as the economy recovers the Company will begin to open more new stores, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. The expansion of the Company's store base will also place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its existing stores. In addition, to the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its expansion through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

The Company's ability to successfully integrate new or acquired businesses into its existing business, to the extent it enters new lines of business or consummates acquisitions in the future, will affect the Company's financial condition and results of operations.

        The process of integrating new or acquired businesses, including the Company's New York & Company Outlet stores, into the Company's existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that the Company may encounter in integrating the operations of new or acquired businesses could have a material adverse effect on its results of operations and financial condition. Moreover, the Company may not realize any of the anticipated benefits of a new business or an acquisition and integration costs may exceed anticipated amounts. In addition, future acquisitions of businesses may require the Company to assume or incur additional debt financing, resulting in additional leverage.

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

        Under the transition services agreement, as amended on September 14, 2010, (See Exhibit 10.22 of this Annual Report on Form 10-K) these services will terminate upon the earliest of the following: (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use

Limited Brands for these services. The Company's failure to successfully replace the services could have a material adverse effect on the Company's business and prospects.

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

The Company is subject to numerous regulations, including federal and state minimum wage laws, that could affect its operations. Changes in such regulations could affect its profitability and impact the operation of its business through delayed shipments of its goods, increased costs, fines or penalties.

        The Company is subject to federal and state minimum wage laws, as well as various business customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company's proprietary credit cards and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company's knowledge, or are violated by the Company's employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in these laws, including an increase in federal or state minimum wage rates, could result in increased costs to the Company, which could have a material adverse effect on the Company's results of operations

Government mandatory healthcare requirements could adversely affect the Company's profits.

        In March 2010, the Patient Protection and Affordable Care Act (the "Act") and the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act") were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over four years. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these provisions, are expected to result, directly or indirectly, in increased health care costs for the Company. While the Company is still evaluating the impact of the Act, this legislation as well as any future changes in healthcare legislation could increase expenses for the Company and have an adverse effect on the Company's results of operations.

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

        The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores and department stores. The Company's competitors include Ann Taylor LOFT, Express, JCPenney, Kohl's, Old Navy and Target, among others. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and target customers through catalogs and E-commerce.

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

The Company may lose key personnel.

        The Company believes that it has benefited from the leadership and experience of its key personnel. The loss of the services of any of these individuals could have a material adverse effect on the business and the prospects of the Company. Competition for key personnel in the retail industry is intense and the Company's future success will also depend upon its ability to retain, recruit and train key personnel. As previously announced, Richard P. Crystal retired as Chief Executive Officer of the Company effective February 11, 2011, and Gregory Scott, President, was appointed Chief Executive

Officer. In addition, during fiscal year 2010 the Company announced several key management changes within merchandising, design and marketing. It may take longer than anticipated for the new senior management team to implement its strategies and accomplish its objectives, which could have a negative effect on the Company's financial condition and results of operations.

The Company is a "controlled company," and the interests in its business of its controlling stockholders may be different from yours.

        Pursuant to a stockholders agreement among certain stockholders of the Company, Irving Place Capital (formerly known as Bear Stearns Merchant Banking) is able to, subject to applicable law, designate a majority of the members of the Board of Directors of the Company and control actions to be taken by the Company and its Board of Directors, including amendments to the Company's restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets. The directors so elected will have the authority, subject to the terms of the Company's indebtedness and the rules and regulations of the New York Stock Exchange, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Because Irving Place Capital owns more than 50% of the voting power of the Company, the Company is considered a "controlled company" for the purposes of the New York Stock Exchange listing requirements. As such, the Company is permitted to opt out of the New York Stock Exchange corporate governance requirements that its Board of Directors, its Compensation Committee and its Nomination and Governance Committee meet the standard of independence established by those corporate governance requirements. As a result, the Company's Board of Directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those independence standards were to apply. The New York Stock Exchange independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Three of the Company's directors are employees of Irving Place Capital. It is possible that the interests of Irving Place Capital or that of an entity that controls Irving Place Capital may in some circumstances conflict with the Company's interests and the interests of its other stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 3.9 million total gross square feet as of January 29, 2011, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 31, 2011 was 187. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2010
Fourth quarter	$5.89	$3.12
Third quarter	$3.37	$1.67
Second quarter	$6.50	$2.03
First quarter	$6.53	$3.59
Fiscal Year 2009
Fourth quarter	$4.65	$3.45
Third quarter	$5.59	$3.68
Second quarter	$6.11	$2.72
First quarter	$6.07	$1.79

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

Performance Graph

        The following graph shows a quarterly comparison of the cumulative total return on an initial investment of $100 on January 28, 2006 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's SmallCap 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended January 29, 2011, referred to as "fiscal year 2010," the 52-week fiscal year ended January 30, 2010, referred to as "fiscal year 2009," the 52-week fiscal year ended January 31, 2009, referred to as "fiscal year 2008," the 52-week fiscal year ended February 2, 2008, referred to as "fiscal year 2007," and the 53-week fiscal year ended February 3, 2007, referred to as "fiscal year 2006," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2010 (52-weeks)	Fiscal Year 2009 (52-weeks)	Fiscal Year 2008 (52-weeks)	Fiscal Year 2007 (52-weeks)	Fiscal Year 2006 (53-weeks)
Statements of operations data(1):
Net sales	$1,021,699	$1,006,675	$1,139,853	$1,194,944	$1,153,333
Cost of goods sold, buying and occupancy costs(2)	788,378	754,086	843,478	851,739	786,757

Gross profit	233,321	252,589	296,375	343,205	366,576
Selling, general and administrative expenses	298,419	274,139	306,101	298,325	284,664
Restructuring charges(2)	1,281	2,376	24,529	—	—

Operating (loss) income	(66,379)	(23,926)	(34,255)	44,880	81,912
Interest expense, net of interest income	697	755	726	1,200	1,663

(Loss) income from continuing operations before income taxes	(67,076)	(24,681)	(34,981)	43,680	80,249
Provision (benefit) for income taxes(3)	9,466	(11,197)	(14,683)	17,004	31,853

(Loss) income from continuing operations	(76,542)	(13,484)	(20,298)	26,676	48,396
Income (loss) from discontinued operations, net of taxes(1)	81	3	491	(31,533)	(2,226)

Net (loss) income	$(76,461)	$(13,481)	$(19,807)	$(4,857)	$46,170

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(1.29)	$(0.23)	$(0.34)	$0.46	$0.86
Basic earnings (loss) per share from discontinued operations	—	—	0.01	(0.54)	(0.04)

Basic (loss) earnings per share	$(1.29)	$(0.23)	$(0.33)	$(0.08)	$0.82

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share from continuing operations	$(1.29)	$(0.23)	$(0.34)	$0.44	$0.81
Diluted earnings (loss) per share from discontinued operations	—	—	0.01	(0.52)	(0.04)

Diluted (loss) earnings per share	$(1.29)	$(0.23)	$(0.33)	$(0.08)	$0.77

Weighted average shares outstanding:
Basic shares of common stock	59,443	59,457	59,650	58,537	56,072

Diluted shares of common stock	59,443	59,457	59,650	61,028	60,031

(amounts in thousands)	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Balance sheet data (at period end):
Cash and cash equivalents (including cash at discontinued operations of $0, $0, $1, $223 and $206, respectively)	$77,392	$87,296	$54,281	$73,957	$68,064
Working capital	$42,765	$67,954	$70,599	$84,479	$69,964
Total assets	$355,210	$436,527	$456,813	$488,456	$469,799
Total debt(4)	$7,500	$13,500	$19,500	$25,500	$31,500
Stockholders' equity	$133,837	$208,164	$222,496	$239,961	$240,799

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

(2)
In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded pre-tax restructuring charges totaling $24.5 million in fiscal year 2008. These charges were comprised of a non-cash charge of $22.9 million related to the impairment of store assets and a $1.7 million cash charge primarily related to severance and other costs necessary to implement the restructuring and cost reduction program. Throughout fiscal year 2009, the Company continued to monitor the restructuring and cost reduction program and continued to evaluate the business. As a result, during the third and fourth quarters of fiscal year 2009, the Company recorded pre-tax restructuring charges of $0.5 million and $1.9 million, respectively. These charges included a non-cash charge of $1.2 million related to the impairment of store assets and cash charges of $1.2 million related to severance.

During fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, the Company recorded pre-tax restructuring charges totaling $2.1 million, which consist of non-cash charges of $1.1 million related to the impairment of store assets, $0.8 million related to the write-off of inventory and $0.2 million related primarily to lease exit and severance costs. The asset impairment charges, lease exit costs, and severance costs totaling $1.3 million are reported in "Restructuring charges," and the inventory write-off of $0.8 million is reported in "Cost of goods sold, buying and occupancy costs" on the Company's consolidated statements of operations. For further information related to the Company's restructuring activities, please refer to Note 4, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(3)
The income tax provision in fiscal year 2010, despite the loss from continuing operations, is primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. For further information related to the deferred tax valuation allowance, please refer to Note 14, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(4)
On August 22, 2007, the Company's credit facilities were further amended to provide for, among other matters, an extension of the term of the Company's existing $90.0 million revolving credit facility and existing term loan to March 17, 2012. As of January 29, 2011, the outstanding principal balance of the term loan was $7.5 million and is payable in fiscal year 2011.

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

  •
  fluctuations in comparable store sales and results of operations;

  •
  seasonal fluctuations in the Company's business;

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

  •
  the Company's ability to successfully integrate new or acquired businesses, including the Company's New York & Company Outlet stores, into its existing business;

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
  the effects of government regulation;

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

  •
  the Company's ability to retain, recruit and train key personnel; and

  •
  the control of the Company by its sponsors and any potential change of ownership of those sponsors.

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories offering the latest NY Style. The Company's proprietary branded New York & Company merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 29, 2011, the Company operated 555 stores in 43 states.

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 29, 2011, January 30, 2010 and January 31, 2009 are referred to herein as "fiscal year 2010," "fiscal year 2009," and "fiscal year 2008," respectively. The 52-week year ending January 28, 2012 is referred to herein as "fiscal year 2011."

Fiscal Year 2010 Summary

        During fiscal year 2010, the Company focused on increasing sales, managing inventory and expenses tightly and properly positioning itself to generate future profits. Net sales for fiscal year 2010 were $1,021.7 million, as compared to net sales of $1,006.7 million for fiscal year 2009. Comparable store sales increased 1.6% for fiscal year 2010, as compared to a comparable store sales decrease of 11.8% for fiscal year 2009. Loss from continuing operations in fiscal year 2010 was $76.5 million, or $1.29 per diluted share, inclusive of a loss of $0.81 per diluted share attributable to restructuring activities and non-operating adjustments as described in the sections below entitled "Results of Operations" and "Non-GAAP Financial Measures." This compares to a loss from continuing operations in fiscal year 2009 of $13.5 million, or $0.23 per diluted share, inclusive of a loss of $0.03 per diluted share attributable to restructuring activities and non-operating adjustments as described in the sections below entitled "Results of Operations" and "Non-GAAP Financial Measures."

        Due to the deterioration in the macroeconomic environment and the continued uncertainty over the past few years, the Company has reduced capital expenditures by opening fewer new New York & Company stores in an effort to preserve its liquidity and focus on optimizing its existing store base. As planned, the Company closed 43 stores during fiscal year 2010, resulting in a reduction of 230,435 selling square feet, and remodeled eight stores. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability of its existing store base and is in-line with its restructuring and cost reduction program announced in January 2009.

        In fiscal year 2009, the Company announced that it had opened three temporary New York & Company Outlet stores as part of a test. Based on the performance of these test outlet stores, during fiscal year 2010 the Company opened 24 New York & Company Outlet stores. Each outlet store is approximately 3,500 to 5,000 selling square feet. The New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the outlet stores and clearance merchandise. The Company believes over the long term, the growth potential for New York & Company Outlet stores could be approximately 75 locations.

        Capital spending for fiscal year 2010 was $15.7 million, as compared to $13.3 million for fiscal year 2009. The $15.7 million of capital spending represents $10.2 million related to the construction of new stores and the remodeling of existing stores and $5.5 million related to non-store capital projects. As of January 29, 2011, the Company operated 555 stores and 3.0 million selling square feet, as compared to 576 stores and 3.2 million selling square feet as of January 30, 2010. As of January 29, 2011, the Company had cash and cash equivalents of $77.4 million, working capital of $42.8 million and availability under its revolving credit facility of $46.3 million.

        As previously announced, Richard P. Crystal retired as Chief Executive Officer of the Company effective February 11, 2011, and Gregory Scott, President, was appointed Chief Executive Officer. In addition, during fiscal year 2010 the Company announced several key management changes within merchandising, design and marketing. Looking forward to fiscal year 2011, the Company will focus on increasing sales and margins, while continuing to manage expenses and inventory tightly. The Company plans to preserve cash in fiscal year 2011 and continue to improve the productivity of its existing store base by remodeling existing stores and closing underperforming stores as they are identified. Capital expenditures are estimated to be approximately $15.2 million in fiscal year 2011, as compared to $15.7 million in fiscal year 2010.

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

        The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company recognizes gift card breakage as revenue as gift cards are redeemed over a three-year redemption period based on its historical gift card breakage rate. The Company considers the likelihood of redemption remote beyond a three-year redemption period, at which point any unrecognized gift card breakage is recognized as revenue. The Company determined the redemption period and the gift card breakage rate based on its historical redemption patterns.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2010, fiscal year 2009 and fiscal year 2008:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	77.2%	74.9%	74.0%

Gross profit	22.8%	25.1%	26.0%
Selling, general and administrative expenses	29.2%	27.3%	26.8%
Restructuring charges	0.1%	0.2%	2.2%

Operating loss	(6.5)%	(2.4)%	(3.0)%
Interest expense, net	0.1%	0.1%	0.1%

Loss from continuing operations before income taxes	(6.6)%	(2.5)%	(3.1)%
Provision (benefit) for income taxes	0.9%	(1.2)%	(1.3)%

Loss from continuing operations	(7.5)%	(1.3)%	(1.8)%
Income from discontinued operations, net of taxes	—%	—%	0.1%

Net loss	(7.5)%	(1.3)%	(1.7)%

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	1.6%	(11.8)%	(8.6)%
Net sales per average selling square foot(1)	$329	$310	$344
Net sales per average store(2)	$1,805	$1,727	$1,952
Average selling square footage per store(3)	5,453	5,544	5,594

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2010		Fiscal Year 2009		Fiscal Year 2008
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	576	3,193,602	589	3,294,779	578	3,327,450
New stores	22	74,830	11	31,755	25	104,641
Closed stores	(43)	(230,435)	(24)	(133,398)	(14)	(98,572)
Net impact of remodeled stores on selling square feet	—	(11,514)	—	466	—	(38,740)

Stores open, end of period	555	3,026,483	576	3,193,602	589	3,294,779

Fiscal Year 2010 Compared to Fiscal Year 2009

        Net Sales.    Net sales for fiscal year 2010 increased 1.5% to $1,021.7 million, as compared to $1,006.7 million for fiscal year 2009. The increase in net sales is primarily driven by a 1.6% increase in comparable store sales for fiscal year 2010, as compared to a decrease of 11.8% for fiscal year 2009. In the comparable store base, average dollar sales per transaction increased by 0.9%, and the number of transactions per average store increased by 0.7%, as compared to the same period last year.

        Gross Profit.    Gross profit for fiscal year 2010 was $233.3 million, or 22.8% of net sales, as compared to $252.6 million, or 25.1% of net sales, for fiscal year 2009. The decrease in gross profit as a percentage of net sales in fiscal year 2010, as compared to last year, is due to a 360 basis point decrease in merchandise margins resulting from increased levels of promotional activity primarily during the second quarter in order to drive sales and clear inventory in preparation for the fall season, partially offset by a 130 basis point decrease in buying and occupancy costs. The decrease in buying and occupancy costs as a percentage of net sales, as compared to fiscal year 2009, is primarily attributable to the increase in comparable store sales combined with savings recognized from the Company's restructuring and cost reduction program.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $298.4 million, or 29.2% of net sales, during fiscal year 2010, as compared to $274.1 million, or 27.3% of net sales, during fiscal year 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of non-cash charges totaling $15.7 million recorded during the second quarter of fiscal year 2010, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. During the third quarter of fiscal year 2010, the Company recorded approximately $1.0 million of separation expenses related to management changes that were not associated with the Company's restructuring activities. In addition, the Company recorded charges totaling $2.7 million in connection with state sales and use tax and payroll tax audits. Also contributing to the increase in selling, general and administrative expenses for fiscal year 2010 was an increase in recruiting expenses incurred in connection with the hiring of the new chief executive officer and certain other executive positions, an increase in legal expenses due to two lawsuits and an increase in incentive compensation expense resulting primarily from the Company's improved performance in the third and fourth quarters of fiscal year 2010, as compared to the same periods last year.

        Restructuring Charges.    As previously announced, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the second quarter of fiscal year 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the consolidated statements of operations. During the third quarter of fiscal year 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs. The Company does not anticipate incurring any other costs related to the test accessories concept.

        Throughout fiscal year 2009, the Company continued to monitor the multi-year restructuring and cost reduction program announced in January 2009 and continued to evaluate the business. As a result, during the third and fourth quarters of fiscal year 2009, the Company recorded pre-tax restructuring charges of $0.5 million and $1.9 million, respectively. These charges included a non-cash charge of $1.2 million related to the impairment of store assets and cash charges of $1.2 million related to severance. For further information related to the Company's restructuring activities, please refer to Note 4, "Restructuring," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Operating Loss.    For the reasons discussed above, operating loss for fiscal year 2010 was $66.4 million, or 6.5% of net sales, as compared to an operating loss of $23.9 million, or 2.4% of net sales, during fiscal year 2009.

        Interest Expense, Net.    Net interest expense was $0.7 million during fiscal year 2010, as compared to $0.8 million during fiscal year 2009.

        Provision (Benefit) for Income Taxes.    The effective tax rate during fiscal year 2010 reflects a provision of 14.1%, as compared to a benefit of 45.4% during fiscal year 2009. The income tax provision in fiscal year 2010, despite the loss from continuing operations, is primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. For further information related to the deferred tax valuation allowance, please refer to Note 14, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations was $76.5 million, or 7.5% of net sales, for fiscal year 2010. This compares to a loss from continuing operations of $13.5 million, or 1.3% of net sales, for fiscal year 2009.

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

Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP loss from continuing operations before income taxes, provision (benefit) for income taxes, loss from continuing operations and loss per diluted share for fiscal year 2010, fiscal year 2009 and fiscal year 2008 are indicated below. This information reflects, on a non-GAAP adjusted basis, the Company's operating results after excluding the effects of charges incurred in connection with the Company's restructuring and cost reduction program in addition to other non-operating adjustments. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses and earnings that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

        During fiscal year 2010, the Company incurred the following non-operating adjustments:

  •
  Restructuring charges totaling $2.1 million related to the exiting of an underperforming test accessories concept;

  •
  Separation expenses of $1.0 million related to management changes;

  •
  A non-cash charge of $15.7 million related primarily to the impairment of store assets; and

  •
  The following tax related adjustments: a $44.8 million valuation allowance against the Company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, a $6.1 million tax benefit and reduction of the deferred tax valuation allowance resulting primarily from a change in accounting methods for tax purposes, and a $1.9 million benefit resulting from other tax related items.

        During fiscal year 2009, the Company incurred the following non-operating adjustments:

  •
  Restructuring charges of $2.4 million comprised of a $1.2 million non-cash asset impairment charge related to underperforming stores and $1.2 million of cash charges related to severance.

        During fiscal year 2008, the Company incurred the following non-operating adjustments:

  •
  Restructuring charges of $24.5 million comprised of a $22.9 million non-cash asset impairment charge related to underperforming stores and $1.7 million of cash charges related primarily to severance;

  •
  Separation expenses of $2.5 million related to management changes; and

  •
  A $1.5 million charge related to the settlement of two separate class action lawsuits in the State of California.

	Fiscal year ended January 29, 2011
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Provision (benefit) for income taxes	Net loss from continuing operations	Net loss per diluted share from continuing operations
GAAP as reported	$(67,076)	$9,466	$(76,542)	$(1.29)
Adjustments affecting comparability
Restructuring charges(a)	2,126	(854)	1,272	0.02
Separation expenses(a)	953	(383)	570	0.01
New York & Company asset impairment and disposals(a)	15,725	(6,321)	9,404	0.16
Deferred tax valuation allowance	—	44,826	44,826	0.75
Tax benefit and reduction of the deferred tax valuation allowance resulting primarily from a change in accounting methods for tax purposes	—	(6,082)	(6,082)	(0.10)
Other tax related items	—	(1,870)	(1,870)	(0.03)

Non-GAAP as adjusted	$(48,272)	$(19,850)	$(28,422)	$(0.48)

	Fiscal year ended January 30, 2010
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Benefit for income taxes	Net loss from continuing operations	Net loss per diluted share from continuing operations
GAAP as reported	$(24,681)	$(11,197)	$(13,484)	$(0.23)
Adjustments affecting comparability
Restructuring charges(a)	2,376	(955)	1,421	0.03

Non-GAAP as adjusted	$(22,305)	$(10,242)	$(12,063)	$(0.20)

	Fiscal year ended January 31, 2009
(Amounts in thousands, except per share amounts)	Loss from continuing operations before income taxes	Benefit for income taxes	Net loss from continuing operations	Net loss per diluted share from continuing operations
GAAP as reported	$(34,981)	$(14,683)	$(20,298)	$(0.34)
Adjustments affecting comparability
Restructuring charges(a)	24,529	(9,861)	14,668	0.25
Separation expenses(a)	2,525	(1,015)	1,510	0.03
Legal settlement charges(a)	1,500	(603)	897	0.01

Non-GAAP as adjusted	$(6,427)	$(3,204)	$(3,223)	$(0.05)

(a)
The tax effect is calculated using a 40.2% effective tax rate.

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

	Fiscal Year 2010				Fiscal Year 2009
	Quarter ended				Quarter ended
(as a % of fiscal year)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	23.2%	23.8%	23.3%	29.7%	23.1%	24.6%	22.7%	29.6%
Operating (loss) income	(13.1)%	(99.5)%	(6.0)%	18.6%	(35.6)%	(33.0)%	(45.7)%	14.3%
(Loss) income from continuing operations	(6.3)%	(115.6)%	2.4%	19.5%	(36.3)%	(35.8)%	(46.7)%	18.8%

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

	Fiscal Year 2010				Fiscal Year 2009
	Quarter ended				Quarter ended
Statements of Operations data	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
	(Amounts in thousands, except per share data)
Net sales	$236,982	$243,317	$238,221	$303,179	$232,860	$247,820	$227,949	$298,046
Gross profit	$58,545	$20,070	$66,454	$88,252	$58,852	$56,094	$57,730	$79,913
Operating (loss) income	$(8,703)	$(66,012)	$(4,000)	$12,336	$(8,516)	$(7,906)	$(10,926)	$3,422
(Loss) income from continuing operations	$(4,859)	$(88,473)	$1,854	$14,936	$(4,888)	$(4,829)	$(6,302)	$2,535
Income from discontinued operations, net of taxes	$—	$—	$—	$81	$3	$—	$—	$—
Net (loss) income	$(4,859)	$(88,473)	$1,854	$15,017	$(4,885)	$(4,829)	$(6,302)	$2,535
Basic (loss) earnings per share of common stock:
Basic EPS—continuing operations	$(0.08)	$(1.49)	$0.03	$0.25	$(0.08)	$(0.08)	$(0.11)	$0.04
Basic EPS—discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Basic (loss) earnings per share	$(0.08)	$(1.49)	$0.03	$0.25	$(0.08)	$(0.08)	$(0.11)	$0.04

Diluted (loss) earnings per share of common stock:
Diluted EPS—continuing operations.	$(0.08)	$(1.49)	$0.03	$0.24	$(0.08)	$(0.08)	$(0.11)	$0.04
Diluted EPS—discontinued operations	$—	$—	$—	$0.01	$—	$—	$—	$—

Diluted (loss) earnings per share	$(0.08)	$(1.49)	$0.03	$0.25	$(0.08)	$(0.08)	$(0.11)	$0.04

Weighted average shares outstanding:
Basic shares of common stock	59,337	59,396	59,502	59,537	60,043	59,320	59,161	59,303

Diluted shares of common stock	59,337	59,396	60,315	61,126	60,043	59,320	59,161	60,652

	Fiscal Year 2010				Fiscal Year 2009
	Quarter ended				Quarter ended
(as a % of net sales)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	24.7%	8.2%	27.9%	29.1%	25.3%	22.6%	25.3%	26.8%
Operating (loss) income	(3.7)%	(27.1)%	(1.7)%	4.1%	(3.7)%	(3.2)%	(4.8)%	1.1%
(Loss) income from continuing operations	(2.1)%	(36.4)%	0.8%	4.9%	(2.1)%	(1.9)%	(2.8)%	0.9%

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

        As of January 29, 2011, the Company had cash and cash equivalents of $77.4 million, working capital of $42.8 million and availability under its revolving credit facility of $46.3 million. Capital expenditures are estimated to be approximately $15.2 million in fiscal year 2011, as compared to $15.7 million in fiscal year 2010.

(Amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Cash and cash equivalents (including cash at discontinued operations of $0, $0 and $1, respectively)	$77,392	$87,296	$54,281
Working capital	$42,765	$67,954	$70,599

(Amounts in thousands)	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Net cash provided by operating activities of continuing operations	$10,803	$55,306	$34,463
Net cash used in investing activities of continuing operations	$(14,759)	$(13,285)	$(44,352)
Net cash used in financing activities of continuing operations	$(5,948)	$(9,000)	$(3,635)
Net cash used in discontinued operations	$—	$(6)	$(6,152)

Net (decrease) increase in cash and cash equivalents	$(9,904)	$33,015	$(19,676)

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $10.8 million during fiscal year 2010, as compared to $55.3 million during fiscal year 2009. The decrease in net cash provided by operating activities of continuing operations during fiscal year 2010, as compared to fiscal year 2009, is primarily related to the increase in loss from continuing operations in fiscal year 2010 and changes in accounts receivable, income taxes receivable, inventory, prepaid expenses, accounts payable, income taxes payable, deferred rent, and other assets and liabilities, partially offset by changes in deferred income taxes and accrued expenses.

        Net cash provided by operating activities of continuing operations was $55.3 million during fiscal year 2009, as compared to $34.5 million during fiscal year 2008. The increase in net cash provided by operating activities of continuing operations during fiscal year 2009, as compared to fiscal year 2008, is primarily related to the reduction in loss from continuing operations in fiscal year 2009 and changes in deferred income taxes, income taxes receivable, inventory, prepaid expenses, accounts payable, income taxes payable, and other assets and liabilities, partially offset by changes in accounts receivable, accrued expenses, and deferred rent.

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $14.8 million, $13.3 million and $44.4 million, during fiscal year 2010, fiscal year 2009 and fiscal year 2008, respectively. The decrease in net cash used in investing activities of continuing operations during fiscal year 2009 and fiscal year 2010, as compared to fiscal year 2008, is due to the Company's reduction in capital expenditures in an effort to conserve cash and preserve its liquidity in response to the economic downturn in fiscal year 2008.

        Net cash used in investing activities during fiscal year 2010 reflects capital expenditures of $10.2 million related to the construction of 22 new stores and the remodeling of eight existing stores, and $5.5 million related to non-store capital projects, partially offset by $0.9 million of proceeds from the sale of fixed assets. Net cash used in investing activities during fiscal year 2009 reflects capital expenditures of $6.7 million related to the construction of 11 new stores and the remodeling of three existing stores, and $6.6 million for non-store capital projects, which principally represent information technology enhancements.

        Net cash used in investing activities of continuing operations for fiscal year 2009 is explained in the preceding paragraph. Net cash used in investing activities of continuing operations during fiscal year 2008 includes capital expenditures of $26.8 million related to the construction of 25 new stores and the remodeling of 14 existing stores, and $17.8 million in non-store capital projects, which principally represent information technology enhancements including, among other projects, a new POS system implemented across the chain and the upgrade of the Company's existing merchandise planning system. The Company completed the implementation of the new POS system during fiscal year 2008 and completed the upgrade of its merchandise planning system during fiscal year 2010.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $5.9 million during fiscal year 2010, as compared to $9.0 million during fiscal year 2009. Net cash used in financing activities of continuing operations for fiscal year 2010 consisted primarily of $21.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $21.0 million of borrowings and quarterly payments against the Company's outstanding term loan totaling $6.0 million. Net cash used in financing activities of continuing operations for fiscal year 2009 consisted of quarterly payments against the Company's outstanding term loan totaling $6.0 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.4 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

        Net cash used in financing activities of continuing operations was $9.0 million during fiscal year 2009, as compared to $3.6 million during fiscal year 2008. Net cash used in financing activities of continuing operations for fiscal year 2009 is explained in the preceding paragraph. Net cash used in financing activities of continuing operations for fiscal year 2008 consisted of the following: $25.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $25.0 million of borrowings; quarterly payments against the Company's outstanding term loan totaling $6.0 million; $2.5 million of proceeds from the exercise of stock options and the related excess tax benefit to the Company; and payment of financing costs totaling $0.2 million in connection with the December 9, 2008 amendment of the Company's credit facilities.

Discontinued Operations Cash Flows

        There were no material payments or receipts during fiscal year 2010 and fiscal year 2009 that related to the discontinued operations of JasmineSola. Net cash used in discontinued operations of $6.2 million during fiscal year 2008 consisted primarily of lease termination payments and the payment of other exit related liabilities.

Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc. (formerly known as Jasmine Company, Inc.) entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement.

        The Company's credit facilities currently consist of a term loan, of which $7.5 million was outstanding at January 29, 2011, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of January 29, 2011, the Company had availability under its revolving credit facility of $46.3 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as compared to availability of $48.4 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as of January 30, 2010.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facilities will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2011.

Off-Balance Sheet Arrangements

        The Company does not have off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of January 29, 2011:

		Payments Due by Period(4)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$7,500	$7,500	$—	$—	$—
Operating leases(2)	566,505	109,917	200,813	164,825	90,950
Purchase obligations(3)	109,607	101,607	4,000	4,000	—

Total contractual obligations	$683,612	$219,024	$204,813	$168,825	$90,950

(1)
Does not include any scheduled interest payments.

(2)
Represents future minimum lease payments, under non-cancelable leases as of January 29, 2011. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2010, CAM charges and real estate taxes were $62.4 million and other landlord charges were $4.9 million.

(3)
Represents purchase orders for merchandise commitments not yet received or recorded on the consolidated balance sheet, as well as a contractual obligation for distribution and logistics services used in the normal course of business.

(4)
Not included in the above table are net potential cash obligations of $2.2 million associated with unrecognized tax benefits and $3.4 million associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the unfunded pension liability, please refer to Note 14, "Income Taxes" and Note 10, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of January 29, 2011:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$438	$438	$—	$—	$—
Standby letters of credit(1)	6,731	6,731	—	—	—

Total commercial commitments	$7,169	$7,169	$—	$—	$—

(1)
Issued under its revolving credit facility. At January 29, 2011, there were no outstanding borrowings under this facility.

(2)
Excludes purchase orders for merchandise and supplies in the normal course of business.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company's consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, goodwill and other intangible assets, and income taxes. Management bases its estimate and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluations during fiscal year 2010 resulted in a non-cash charge of $16.3 million related to the impairment of store assets during the second quarter. The Company's evaluations during fiscal year 2009 resulted in a non-cash charge of $1.2 million related to the impairment of store assets during the fourth quarter. In connection with the Company's multi-year restructuring and cost reduction program launched in January 2009, the Company recorded a non-cash charge of $22.9 million during the fourth quarter of fiscal year 2008 related to the impairment of store assets.

        Goodwill and Other Intangible Assets.    ASC Topic 350, "Intangibles—Goodwill and Other," prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser.

        The Company tests for impairment of goodwill and other intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired. When applicable, goodwill impairment is determined in accordance with ASC 350. The impairment test for other intangible assets not subject to amortization is determined in accordance with ASC 350 and consists of a comparison of the fair value of the intangible asset with its carrying value. The Company estimates the fair value of intangible assets not subject to amortization, specifically trademarks, based on an income approach using the "relief from royalty method." This method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The "relief from royalty method" involves two steps: (i) estimation of reasonable royalty rates for the trademarks and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The calculated cost savings ("relief from royalty" payment) associated with the trademarks is determined by multiplying the selected royalty rate by the forecasted net sales stream. The cash flows are then discounted to present values using the selected discount rate and compared to the carrying value of the asset. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The Company's fiscal year 2010, fiscal year 2009 and fiscal year 2008 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

        Income Taxes.    Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, the Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

        During the second quarter of fiscal year 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. As of January 29, 2011, the Company reported a $40.0 million valuation allowance against its deferred tax assets. For further information related to deferred tax assets and the related valuation allowance, please refer to Note 14, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of January 29, 2011, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2011.

        The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear on page 50 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2011.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2011.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2011.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2008	Sales Return Reserve	$2,017	$40,379	$40,717	$1,679
2009	Sales Return Reserve	$1,679	$34,634	$34,589	$1,724
2010	Sales Return Reserve	$1,724	$30,725	$30,783	$1,666
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2011.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY SCOTT Gregory Scott	Chief Executive Officer and Director (Principal executive officer)	April 11, 2011
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 11, 2011
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 11, 2011
/s/ PHILIP M. CARPENTER III Philip M. Carpenter III	Director	April 11, 2011
/s/ DAVID H. EDWAB David H. Edwab	Director	April 11, 2011
/s/ JOHN D. HOWARD John D. Howard	Director	April 11, 2011

Name	Title	Date

/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	April 11, 2011
/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	April 11, 2011
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 11, 2011
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 11, 2011
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 11, 2011

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 29, 2011 and our report dated April 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 11, 2011

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended January 29, 2011 (52-weeks)	Fiscal year ended January 30, 2010 (52-weeks)	Fiscal year ended January 31, 2009 (52-weeks)
Net sales	$1,021,699	$1,006,675	$1,139,853
Cost of goods sold, buying and occupancy costs	788,378	754,086	843,478

Gross profit	233,321	252,589	296,375
Selling, general and administrative expenses	298,419	274,139	306,101
Restructuring charges	1,281	2,376	24,529

Operating loss	(66,379)	(23,926)	(34,255)
Interest expense, net of interest income of $51, $128 and $1,026, respectively	697	755	726

Loss from continuing operations before income taxes	(67,076)	(24,681)	(34,981)
Provision (benefit) for income taxes	9,466	(11,197)	(14,683)

Loss from continuing operations	(76,542)	(13,484)	(20,298)
Income from discontinued operations, net of taxes	81	3	491

Net loss	$(76,461)	$(13,481)	$(19,807)

Basic (loss) earnings per share:
Basic loss per share from continuing operations	$(1.29)	$(0.23)	$(0.34)
Basic earnings per share from discontinued operations	—	—	0.01

Basic loss per share	$(1.29)	$(0.23)	$(0.33)

Diluted (loss) earnings per share:
Diluted loss per share from continuing operations	$(1.29)	$(0.23)	$(0.34)
Diluted earnings per share from discontinued operations	—	—	0.01

Diluted loss per share	$(1.29)	$(0.23)	$(0.33)

Weighted average shares outstanding:
Basic shares of common stock	59,443	59,457	59,650

Diluted shares of common stock	59,443	59,457	59,650

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$77,392	$87,296
Accounts receivable	9,756	9,447
Income taxes receivable	527	3,000
Inventories, net	82,062	87,059
Prepaid expenses	20,707	22,608
Other current assets	1,202	1,417
Current assets of discontinued operations	54	108

Total current assets	191,700	210,935
Property and equipment, net	144,561	187,079
Intangible assets	14,879	14,879
Deferred income taxes	3,362	22,637
Other assets	708	997

Total assets	$355,210	$436,527

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$7,500	$6,000
Accounts payable	73,611	72,019
Accrued expenses	64,072	58,932
Income taxes payable	260	991
Deferred income taxes	3,362	4,774
Current liabilities of discontinued operations	130	265

Total current liabilities	148,935	142,981
Long-term debt, net of current portion	—	7,500
Deferred rent	66,862	72,020
Other liabilities	5,576	5,862

Total liabilities	221,373	228,363
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 60,197 and 59,396 shares issued and outstanding at January 29, 2011 and January 30, 2010, respectively	60	60
Additional paid-in capital	157,021	154,495
Retained earnings (deficit)	(17,784)	58,677
Accumulated other comprehensive loss	(2,063)	(1,671)
Treasury stock at cost; 1,000 shares at January 29, 2011 and January 30, 2010	(3,397)	(3,397)

Total stockholders' equity	133,837	208,164

Total liabilities and stockholders' equity	$355,210	$436,527

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended January 29, 2011 (52-weeks)	Fiscal year ended January 30, 2010 (52-weeks)	Fiscal year ended January 31, 2009 (52-weeks)
Operating activities
Net loss	$(76,461)	$(13,481)	$(19,807)
Less: Income from discontinued operations, net of taxes	81	3	491

Loss from continuing operations	(76,542)	(13,484)	(20,298)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	41,090	42,368	43,939
Loss from impairment charges	16,283	1,218	22,854
Amortization of deferred financing costs	216	216	232
Share-based compensation expense	2,474	1,768	1,575
Deferred income taxes	17,863	(5,242)	(19,361)
Changes in operating assets and liabilities:
Accounts receivable	(309)	2,546	6,530
Income taxes receivable	2,473	7,202	1,528
Inventories, net	4,997	17,802	(938)
Prepaid expenses	1,901	2,002	(2,619)
Accounts payable	1,592	3,588	(8,746)
Accrued expenses	5,140	(2,189)	7,503
Income taxes payable	(731)	991	—
Deferred rent	(5,158)	(3,828)	3,311
Other assets and liabilities	(486)	348	(1,047)

Net cash provided by operating activities of continuing operations	10,803	55,306	34,463
Investing activities
Capital expenditures	(15,695)	(13,285)	(44,576)
Acquisition of trademarks	—	—	(36)
Proceeds from sale of fixed assets	936	—	260

Net cash used in investing activities of continuing operations	(14,759)	(13,285)	(44,352)
Financing activities
Proceeds from borrowings under revolving credit facility	21,000	—	25,000
Repayment of borrowings under revolving credit facility	(21,000)	—	(25,000)
Repayment of debt	(6,000)	(6,000)	(6,000)
Repurchase of treasury stock	—	(3,417)	—
Payment of financing costs	—	—	(183)
Proceeds from exercise of stock options	95	86	167
Excess tax benefit (reduction) from exercise of stock options	(43)	331	2,381

Net cash used in financing activities of continuing operations	(5,948)	(9,000)	(3,635)
Cash flows from discontinued operations
Operating cash flows	—	(6)	(6,152)
Investing cash flows	—	—	—
Financing cash flows	—	—	—

Net cash used in discontinued operations	—	(6)	(6,152)
Net (decrease) increase in cash and cash equivalents	(9,904)	33,015	(19,676)
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $0, $1 and $223, respectively)	87,296	54,281	73,957

Cash and cash equivalents at end of period (including cash at discontinued operations of $0, $0 and $1, respectively)	$77,392	$87,296	$54,281

Cash paid during the period for interest	$529	$675	$1,608

Cash (refunds) paid during the period for taxes	$(9,774)	$(16,057)	$3,555

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings (Deficit)
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 2, 2008	59,286	$59	—	$—	$148,208	$91,974	$(280)	$239,961
Stock options exercised	820	1	—	—	166	—	—	167
Restricted stock issued	410	—	—	—	—	—	—	—
Restricted stock forfeits	(8)	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	2,381	—	—	2,381
Share-based compensation expense	—	—	—	—	1,575	—	—	1,575
Cumulative effect of adoption of ASC Topic 715, as it relates to measurement date provisions	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(19,807)	—	(19,807)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,772)	(1,772)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(21,579)

Balance at January 31, 2009	60,508	60	—	—	152,330	72,158	(2,052)	222,496
Purchase of treasury stock	(1,000)	—	1,000	(3,397)	(20)	—	—	(3,417)
Stock options exercised	220	—	—	—	86	—	—	86
Restricted stock issued	49	—	—	—	—	—	—	—
Restricted stock forfeits	(381)	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	331	—	—	331
Share-based compensation expense	—	—	—	—	1,768	—	—	1,768
Net loss	—	—	—	—	—	(13,481)	—	(13,481)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	381	381

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,100)

Balance at January 30, 2010	59,396	60	1,000	(3,397)	154,495	58,677	(1,671)	208,164
Stock options exercised	185	—	—	—	95	—	—	95
Restricted stock issued	904	—	—	—	—	—	—	—
Restricted stock forfeits	(288)	—	—	—	—	—	—	—
Reduction of excess tax benefit from exercise of stock options	—	—	—	—	(43)	—	—	(43)
Share-based compensation expense	—	—	—	—	2,474	—	—	2,474
Net loss	—	—	—	—	—	(76,461)	—	(76,461)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(392)	(392)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(76,853)

Balance at January 29, 2011	60,197	$60	1,000	$(3,397)	$157,021	$(17,784)	$(2,063)	$133,837

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

January 29, 2011

1. Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories offering the latest NY Style. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 29, 2011, the Company operated 555 stores in 43 states.

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

Basis of Presentation and Principles of Consolidation

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended January 29, 2011 ("fiscal year 2010"), the 52-weeks ended January 30, 2010 ("fiscal year 2009"), and the 52-weeks ended January 31, 2009 ("fiscal year 2008"). Lerner Holding's wholly owned subsidiaries consist of Lerner New York, Inc. (and its wholly owned subsidiaries, which includes Lerner New York Outlet, Inc.), Lernco, Inc., and Nevada Receivable Factoring, Inc. On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

2. Summary of Significant Accounting Policies (Continued)

is known as breakage. The Company recognizes gift card breakage as revenue as gift cards are redeemed over a three-year redemption period based on its historical gift card breakage rate. The Company considers the likelihood of redemption remote beyond a three-year redemption period, at which point any unrecognized gift card breakage is recognized as revenue. The Company determined the redemption period and the gift card breakage rate based on its historical redemption patterns.

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

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 29, 2011 and January 30, 2010, the deferred lease liability was $66.9 million and $72.0 million, respectively, and is reported as deferred rent on the consolidated balance sheets.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

2. Summary of Significant Accounting Policies (Continued)

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

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2010	$27,569
2009	$30,200
2008	$32,217

        At January 29, 2011 and January 30, 2010, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $0.9 million and $2.0 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. At January 29, 2011 and January 30, 2010, deferred financing costs were $0.3 million and $0.5 million, net of accumulated amortization of $1.5 million and $1.2 million, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the Company's revolving credit facility, long-term debt and amortization of deferred financing costs.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

2. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under these provisions, the Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive Income (Loss)

        Comprehensive income (loss) is calculated in accordance with ASC Topic 220, "Comprehensive Income." Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For fiscal year 2010, other comprehensive loss consisted of a minimum pension liability adjustment of $0.2 million, net of a $0.2 million tax benefit which was offset by a corresponding adjustment to the valuation allowance against deferred tax assets. For fiscal year 2009, other comprehensive income consisted of a minimum pension liability adjustment of $0.4 million, net of taxes of $0.3 million. For fiscal year 2008, other comprehensive loss consisted of a minimum pension liability

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

2. Summary of Significant Accounting Policies (Continued)

adjustment of $1.8 million, net of a $1.2 million tax benefit. Accumulated other comprehensive loss is reported separately in the consolidated statement of stockholders' equity.

Earnings (Loss) Per Share

        Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, diluted (loss) earnings per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards (stock options, stock appreciation rights, unvested restricted stock and performance awards) calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands, except per share amounts)
Loss from continuing operations	$(76,542)	$(13,484)	$(20,298)
Income from discontinued operations, net of taxes	81	3	491

Net loss	$(76,461)	$(13,481)	$(19,807)

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,443	59,457	59,650

Basic loss per share from continuing operations	$(1.29)	$(0.23)	$(0.34)
Basic earnings per share from discontinued operations	—	—	0.01

Basic loss per share	$(1.29)	$(0.23)	$(0.33)

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	59,443	59,457	59,650
Plus impact of share-based awards	—	—	—

Diluted shares of common stock	59,443	59,457	59,650

Diluted loss per share from continuing operations	$(1.29)	$(0.23)	$(0.34)
Diluted earnings per share from discontinued operations	—	—	0.01

Diluted loss per share	$(1.29)	$(0.23)	$(0.33)

        The calculation of diluted loss per share from continuing operations for fiscal year 2010, fiscal year 2009, and fiscal year 2008 excludes 4,580,058 potential shares, 3,455,773 potential shares, and 2,613,297 potential shares, respectively, due to their antidilutive effect.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

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

3. Fair Value Measurements

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, short-term borrowings, and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, accounts payable and short-term borrowings approximate their fair values due to the short-term maturities of such items. At January 29, 2011 and January 30, 2010, the carrying amount of the Company's long-term debt approximated its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.

        In accordance with the provisions of ASC 360, during the second quarter of fiscal year 2010, certain long-lived store assets held and used with a carrying value of $24.3 million were written down to their fair value of $8.0 million, resulting in a pre-tax non-cash impairment charge of $16.3 million, of

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

3. Fair Value Measurements (Continued)

which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept the Company exited and is reported in "Restructuring charges" on the Company's consolidated statements of operations. The Company classifies these store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

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

        During fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, the Company recorded pre-tax restructuring charges totaling $2.1 million, which consist of non-cash charges of $1.1 million related to the impairment of store assets, $0.8 million related to the write-off of inventory and $0.2 million related primarily to lease exit and severance costs. The asset impairment charges, lease exit costs, and severance costs totaling $1.3 million are reported in "Restructuring charges" and the inventory write-off of $0.8 million is reported in "Cost of goods sold, buying and occupancy costs" on the Company's consolidated statements of operations.

        As of January 30, 2010, restructuring related severance accruals of approximately $1.0 million are included in accrued expenses on the consolidated balance sheet. As of January 29, 2011, all severance liabilities related to the restructuring program had been substantially paid. Since the inception of the

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

4. Restructuring (Continued)

Company's restructuring activities in January 2009, it has paid $2.7 million in total for the severance liabilities described above.

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

        The Company utilizes three major apparel vendors, which together represented approximately 73% of the Company's merchandise purchases during fiscal year 2010. The Company's largest country sources are China, Macau and Hong Kong, which represented approximately 60% of purchases in fiscal year 2010. No individual factory represented more than approximately 4% of the Company's merchandise purchases during fiscal year 2010.

Economic Uncertainty

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers, which have deteriorated significantly and may continue to do so for the foreseeable future. The current economic conditions could negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's results of operations, liquidity and continued growth. In addition, the current economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products, which may also adversely impact the Company's results of operations, liquidity and continued growth.

6. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at January 29, 2011 and January 30, 2010 was $1.2 million and $1.0 million, respectively. The Company does not have any off-balance sheet arrangements.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

7. Goodwill and Other Intangible Assets

        ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser.

        The Company tests for impairment of goodwill and other intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired. When applicable, goodwill impairment is determined in accordance with ASC 350. The impairment test for other intangible assets not subject to amortization is determined in accordance with ASC 350 and consists of a comparison of the fair value of the intangible asset with its carrying value. The Company estimates the fair value of intangible assets not subject to amortization, specifically trademarks, based on an income approach using the "relief from royalty method." This method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The "relief from royalty method" involves two steps: (i) estimation of reasonable royalty rates for the trademarks and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The calculated cost savings ("relief from royalty" payment) associated with the trademarks is determined by multiplying the selected royalty rate by the forecasted net sales stream. The cash flows are then discounted to present values using the selected discount rate and compared to the carrying value of the asset. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The Company's fiscal year 2010, fiscal year 2009 and fiscal year 2008 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

8. Property and Equipment

        Property and equipment at January 29, 2011 and January 30, 2010 consist of the following:

	January 29, 2011	January 30, 2010
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	163,487	163,278
Office furniture, fixtures, and equipment	15,474	15,706
Leasehold improvements	180,779	184,962
Software	30,748	26,153
Construction in progress	3,744	5,244

Total	394,349	395,460
Less accumulated depreciation	249,788	208,381

Property and equipment, net	$144,561	$187,079

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

8. Property and Equipment (Continued)

        Depreciation expense amounted to $41.0 million, $42.2 million and $43.8 million for fiscal year 2010, fiscal year 2009 and fiscal year 2008, respectively. In addition, during the second quarter of fiscal year 2010, the Company recorded a non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept the Company exited and is reported in "Restructuring charges" on the Company's consolidated statements of operations. During the fourth quarter of fiscal year 2009 and the fourth quarter of fiscal year 2008, the Company recorded non-cash charges related to the impairment of store assets in connection with its restructuring and cost reduction program of $1.2 million and $22.9 million, respectively, both of which are reported in "Restructuring charges" on the Company's consolidated statements of operations.

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

        A summary of rent expense is as follows:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands)
Fixed minimum rentals	$95,741	$99,129	$102,764
Contingent rentals	8,130	7,552	4,301

Total store rentals	103,871	106,681	107,065
Office space rentals	5,397	5,413	5,404
Equipment rentals	1,131	1,100	1,115

Total rental expense	$110,399	$113,194	$113,584

Sublease rental income	$486	$521	$668

        As of January 29, 2011 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2011	$109,917	$93
2012	103,389	44
2013	97,424	—
2014	91,672	—
2015	73,153	—
Thereafter	90,950	—

Total	$566,505	$137

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

9. Commitments and Contingencies (Continued)

        The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2010, CAM charges and real estate taxes were $62.4 million and other landlord charges were $4.9 million.

        As of January 29, 2011, the Company had open purchase commitments for merchandise totaling approximately $99.6 million.

Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

10. Employee Benefit Plans

Savings and Retirement Plan

        The Company contributes to a defined contribution savings and retirement plan (the "SARP") qualifying under section 401(k) of the Internal Revenue Code. Participation in the SARP is available to all associates, if not covered by the pension plan discussed below, who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of 21. Participants are able to contribute up to 100% of their pay to the SARP, subject to Internal Revenue Service ("IRS") limits. The Company matches 100% of the employee's contribution up to a maximum of 4% of the employee's eligible pay. The Company match is immediately vested. Prior to fiscal year 2009, the Company also made discretionary retirement contributions ranging from 3% to 8% of each participant's eligible base salary depending on the length of service. For retirement contributions made prior to January 1, 2007, the Company's retirement contribution vests 20% per year, beginning in the third year of service. As a result of the adoption of new pension plan legislation in 2006, beginning in 2007, the vesting period for new contributions made by the Company begins in the second year of service.

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2010	$1,293
2009	$2,001
2008	$6,117

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

10. Employee Benefit Plans (Continued)

non-management store associates, representing approximately 8% of the Company's workforce at January 29, 2011. The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company anticipates contributing approximately $0.9 million to the plan during fiscal year 2011. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2010	Fiscal Year 2009
Equity securities	63%	60%
Fixed income	36%	38%
Cash and cash equivalents	1%	2%

        The Company's investment policy generally targets 60% to 65% in equity securities and 35% to 40% in fixed income.

        The fair values of the pension plan assets at January 29, 2011, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 29, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$2,986	$2,984	$2	$—
International common stocks	968	967	1	—
Fixed income securities:
U.S. treasuries / government bonds	1,124	—	1,124	—
U.S. corporate bonds	876	—	876	—
U.S. mortgage-backed securities	262	—	262	—
Cash and cash equivalents:
Cash equivalents	66	—	66	—

Total	$6,282	$3,951	$2,331	$—

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

10. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at January 30, 2010, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,268	$3,268	$—	$—
International common stocks	323	323	—	—
Fixed income securities:
U.S. corporate bonds	685	—	685	—
U.S. mortgage-backed securities	1,576	—	1,576	—
Cash and cash equivalents:
Cash equivalents	93	—	93	—

Total	$5,945	$3,591	$2,354	$—

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

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2010	Fiscal Year 2009
Discount rate	5.20%	5.50%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Discount rate	5.50%	6.50%	5.90%
Long-term rate of return on assets	8.00%	8.00%	8.00%

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

10. Employee Benefit Plans (Continued)

        The measurement dates for fiscal year 2010 and fiscal year 2009 are January 29, 2011 and January 30, 2010, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$9,282	$9,071
Service cost	334	267
Interest	505	554
Actuarial gain	355	231
Benefits paid	(816)	(841)

Benefit obligation, end of period	$9,660	$9,282

Change in plan assets:
Fair value of plan assets, beginning of period	$5,945	$5,598
Actual return on plan assets	318	1,136
Benefits paid	(816)	(841)
Employer contributions	836	52

Fair value of plan assets, end of period	$6,283	$5,945

Funded status	$(3,377)	$(3,337)
Unrecognized net actuarial loss	3,186	2,794

Net amount recognized	$(191)	$(543)

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(3,377)	$(3,337)
Accumulated other comprehensive loss	3,186	2,794

Net amount recognized	$(191)	$(543)

        At January 29, 2011 and January 30, 2010, the Company reported a minimum pension liability of $3.4 million and $3.3 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the consolidated balance sheets. Included in accumulated other comprehensive loss at January 29, 2011 is a net loss of $0.1 million that is expected to be recognized in net periodic benefit cost during fiscal year 2011.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

10. Employee Benefit Plans (Continued)

        Net periodic benefit cost includes the following components:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands)
Service cost	$334	$267	$245
Interest cost	505	554	550
Expected return on plan assets	(480)	(412)	(691)
Amortization of unrecognized losses	126	146	—

Net periodic benefit cost	$485	$555	$104

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2011	$941
2012	902
2013	874
2014	835
2015	810
2016-2020	3,549

Total	$7,911

11. Share-Based Compensation

        2006 Amended and Restated Long-Term Incentive Plan.    The Company's board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. On June 29, 2009, the Company's stockholders approved, among other matters: (i) an amendment to the 2006 Plan to increase the number of shares reserved for issuance by 2,500,000 shares and (ii) a one-time stock option exchange program. The aggregate number of shares of the Company's common stock that may now be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 4,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights ("SARs") is 1,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the "2002 Plan") to become effective on October 13, 2004. The 2002 Plan provides for the grant of either incentive stock options or non-qualified stock options. The shares to be issued upon the exercise of the options may be in whole or in part authorized and unissued shares or held by the Company as treasury shares. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006; all other new incentive awards are to be granted

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

11. Share-Based Compensation (Continued)

under the Amended and Restated 2006 Plan. There are options to purchase 2,320,526 shares of the Company's common stock that have been or will be subject to forfeiture or expiration under the 2002 Plan at January 29, 2011 and therefore will be potentially available for issuance under the 2002 Plan. Of these options, 1,936,426 were exercisable as of January 29, 2011.

        Under both the 2002 Plan and the Amended and Restated 2006 Plan (together, referred to herein as the "Plans"), the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and term of any award at its discretion. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions for all share-based awards granted under the Plans are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding or reserved for outstanding performance units under the Plans and are available for issuance at January 29, 2011 amounted to 875,534.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

11. Share-Based Compensation (Continued)

        A summary of the Company's stock options and SARs outstanding as of January 29, 2011 and activity for fiscal year 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	3,799	$3.37
Granted	2,098	4.08
Exercised	(185)	0.52
Forfeited	(592)	6.20
Expired	(210)	10.14

Outstanding, end of period(1)	4,910	$3.15	6.2	$11,953

Exercisable, end of period	2,277	$2.17	3.3	$8,091

(1)
There were 3,077,103 stock options and 1,832,500 SARs outstanding as of January 29, 2011, of which 2,276,626 stock options were vested. The 2,632,977 unvested stock options and SARs outstanding at January 29, 2011 vest subject to the passage of time through fiscal year 2014.

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SARs holders had all option and SARs holders exercised their options and SARs on January 29, 2011. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2010, fiscal year 2009 and fiscal year 2008 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $0.6 million, $0.8 million and $5.9 million, respectively.

        In accordance with the adoption provisions of ASC 718, for compensation expense purposes, the fair value of each option granted, during the period the Company was a non-public entity, was estimated on the date granted using the Minimum-value option-pricing model for all employees and non-employee board members. In accordance with ASC 718, for compensation expense purposes, the fair value of each option and SAR granted, as a public entity, is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2010, fiscal year 2009 and fiscal year 2008 was $2.54, $2.03, and $1.61, respectively. The total fair value of stock options and restricted stock vested during fiscal year 2010, fiscal year 2009 and fiscal year 2008 was $0.8 million, $1.7 million and $1.1 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

11. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Expected volatility	79.5%	77.3%	44.0%
Expected life	4.6 years	4.5 years	4.6 years
Risk-free interest rate	2.08%	2.14%	2.20%
Expected dividend yield	—%	—%	—%

        The risk-free interest rate used to value stock options and SARs is based on the U.S. Treasury yield curve in effect at the time of grant with maturity dates that coincide with the expected life of the options and SARs. The expected life represents the weighted average period the stock options and SARs are expected to remain outstanding and, with the exception of stock options subject to the Company's June 2009 stock option exchange program, is based primarily on industry averages due to the Company's limited historical data for employee exercises. Due to the unique nature of stock option exchange programs and the terms of the subject awards, the expected life of the stock options subject to the Company's stock option exchange program was calculated using the "simplified method," which is based on the midpoint between the vesting date and the contractual term of the stock option. Beginning in fiscal year 2009, the Company's assumption for volatility is based on its historical volatility calculated on the grant date of an award for a period of time that coincides with the expected life of the options. Prior to fiscal year 2009, the Company's assumption for volatility was based primarily on the volatility factor of other publicly traded companies in the retail industry that were similar in size and financial leverage, while still considering the Company's limited historical volatility for the period of time since its initial public offering on October 6, 2004.

        The following table summarizes the restricted stock outstanding at January 29, 2011 and activity for fiscal year 2010:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at January 30, 2010	72	$6.48
Granted	904	4.10
Vested	(54)	4.78
Forfeited	(288)	5.14

Nonvested at January 29, 2011	634	$3.84

        The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. The 634,283 nonvested shares outstanding at January 29, 2011 vest subject to the passage of time through fiscal year 2014.

        On January 28, 2009, Mr. Crystal, was granted a performance unit award, which is subject to a performance vesting requirement and continued employment with the Company through February 11, 2011. In order to meet the performance vesting requirement, the average closing stock price of the Company's common stock for the 30 trading days prior to February 11, 2011 (the "Average Closing

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

11. Share-Based Compensation (Continued)

Stock Price") shall be equal to or greater than $11.00 per share. If the performance units become vested on February 11, 2011, Mr. Crystal will receive the number of shares of common stock equal to (i) $3,000,000 divided by the Average Closing Stock Price if such Average Closing Stock Price is equal or greater to $11.00 per share but less than $20.00 per share or (ii) $5,000,000 divided by the Average Closing Stock Price if the Average Closing Stock Price is greater or equal to $20.00 per share. The fair value of the performance unit award was calculated on the grant date using the Monte Carlo simulation model, which resulted in a fair value of $0.1 million. The Monte Carlo model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination, the probability that the market condition may not be satisfied. The Monte Carlo simulation was computed using a risk-free rate of 0.83% and a volatility of 93.2%, which represents the Company's historical volatility for the two year period preceding the grant date. The Company's two year historical volatility was used, since the performance period of the award is two years. On February 11, 2011, Mr. Crystal's performance unit award was forfeited as a result of the Company not meeting the performance vesting requirements.

        Total share-based compensation expense attributable to all share-based awards granted since the inception of the Plans was $2.5 million, $1.8 million and $1.6 million in fiscal year 2010, fiscal year 2009 and fiscal year 2008, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $1.0 million, $0.7 million and $0.6 million in fiscal year 2010, fiscal year 2009 and fiscal year 2008, respectively. The tax benefit recognized in the fiscal year 2010 consolidated statement of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. In addition, as a result of the deferred tax valuation allowance, the Company did not recognize an excess benefit related to the exercise of options during fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 14, "Income Taxes" in these Notes to Consolidated Financial Statements. Unamortized share-based compensation expense at January 29, 2011 was $6.7 million and will be recognized in the consolidated statements of operations over a weighted average period of 2.0 years.

12. Accrued Expenses

        Accrued expenses consist of the following:

	January 29, 2011	January 30, 2010
	(Amounts in thousands)
Gift cards and certificates	$17,861	$15,579
Compensation and benefits	14,508	12,572
Other taxes	8,012	6,511
Construction in progress	1,797	1,271
Occupancy and related	2,565	4,049
Insurance	4,408	4,215
Other accrued expenses	14,921	14,735

Total accrued expenses	$64,072	$58,932

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

13. Long-Term Debt and Credit Facilities

        On August 22, 2007, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc. (formerly known as Jasmine Company, Inc.) entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wachovia Bank, National Association, as Agent for itself and the other lender party to the Loan Agreement.

        The Company's credit facilities currently consist of a term loan, of which $7.5 million was outstanding at January 29, 2011, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of January 29, 2011, the Company had availability under its revolving credit facility of $46.3 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as compared to availability of $48.4 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as of January 30, 2010.

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

        The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

13. Long-Term Debt and Credit Facilities (Continued)

of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facilities. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facilities, and such guarantees are joint and several.

        The carrying amounts and fair values of debt as of January 29, 2011 and January 30, 2010, are as follows:

	January 29, 2011		January 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Term loan, due March 17, 2012	$7,500	$7,500	$13,500	$13,500
Less: current portion	(7,500)	(7,500)	(6,000)	(6,000)

Total long-term debt, net of current	$—	$—	$7,500	$7,500

        In accordance with the Loan Agreement, the $7.5 million outstanding principal amount of the term loan will be repaid in fiscal year 2011.

14. Income Taxes

        Income taxes for continuing operations consist of:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands)
Federal:
Current	$(5,423)	$(7,013)	$3,579
Deferred	14,307	(1,315)	(15,518)
State and Local:
Current	(2,973)	1,058	1,099
Deferred	3,555	(3,927)	(3,843)

	$9,466	$(11,197)	$(14,683)

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

14. Income Taxes (Continued)

        The approximate tax effect of items giving rise to the net deferred income tax assets recognized in the Company's consolidated balance sheets is as follows:

	January 29, 2011	January 30, 2010
	(Amounts in thousands)
Accrued expenses	$14,356	$14,122
Fixed assets and intangible assets	7,122	1,770
Inventory	92	33
Other assets	8,946	6,526
Net operating loss	17,039	3,600
Prepaid costs	(7,520)	(8,188)

Total deferred tax assets	40,035	17,863
Valuation allowance	(40,035)	—

Net deferred tax assets	$—	$17,863

        During the second quarter of fiscal year 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with ASC 740, which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made.

        As of January 29, 2011, the Company had $147.7 million of state net operating loss carryforwards in various states and $29.2 million of federal net operating loss carryforwards.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

14. Income Taxes (Continued)

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	Expiration Year Starting in	Years Remaining
2/3/2007	$5,146	Jan 2012	1 to 16
2/2/2008	50,698	Jan 2013	2 to 17
1/31/2009	32,434	Jan 2014	3 to 18
1/30/2010	30,264	Jan 2015	4 to 19
1/29/2011	29,202	Jan 2016	5 to 20

	$147,744

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	Expiration Year Starting in	Years Remaining
1/29/2011	$29,202	Jan 2032	20

        A reconciliation of the statutory federal income tax expense for continuing operations is as follows:

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	(Amounts in thousands)
Statutory 35% federal tax	$(23,477)	$(8,639)	$(12,243)
State and local income taxes, net of federal income tax benefit	(5,164)	(1,256)	(1,783)
Deferred tax valuation allowance	37,774	—	—
Other, net	333	(1,302)	(657)

Income tax expense (benefit)	$9,466	$(11,197)	$(14,683)

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service began its examination of the Company's U.S. federal income tax return for the 2006 tax year. Thereafter, the IRS expanded the 2006 tax year audit to include the Company's 2007, 2008 and 2009 federal income tax returns, as well as the Company's previously settled 2005 federal income tax return as a result of the Company's refund claims carrying back the Company's net operating losses. In addition, the Company is subject to U.S. federal income tax examinations for the Company's 2010 tax return and each year thereafter and state and local income tax examinations for the 2007 tax year and each year thereafter.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 29, 2011

14. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$2,519	$3,554
Additions based on tax positions related to the current year	—	399
Additions for tax positions of prior years	584	142
Reductions for tax positions of prior years	(458)	(330)
Settlements	—	(99)
Reductions for lapse of statute of limitations	(447)	(1,147)

Unrecognized tax benefits at end of period	$2,198	$2,519

        At January 29, 2011, the Company reported a liability of $2.2 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2010, fiscal year 2009, and fiscal year 2008, the Company recorded a net benefit for interest and penalties in the consolidated statement of operations of $0.2 million, $0.7 million, and $0.2 million, respectively. At January 29, 2011 and January 30, 2010, the Company had accrued $0.6 million and $0.8 million, respectively, for the potential payment of interest and penalties.

15. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At January 29, 2011 and January 30, 2010, there were no shares of preferred stock outstanding.

16. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12-month period. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on December 22, 2006.++
10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on May 4, 2007.++
10.4	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on April 10, 2008.++
10.5	Amendment No. 4 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on January 28, 2009.†††††
10.6	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTTTT
10.7	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.††††††
10.8	Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano.††
10.9	Employment Letter, dated as of April 21, 2009, between New York & Company, Inc. and Leslie Goldmann. TTTT
10.10	Employment Side Letter, dated as of April 1, 2008, between New York & Company, Inc. and Leslie Goldmann. TTTT
10.11	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.†††††
10.12	Employment Letter, dated as of September 5, 2010, between New York & Company, Inc. and Eran Cohen.
10.13	Employment Letter, dated as of November 14, 2010, between New York & Company, Inc. and Michele Parsons.

Exhibit No.	Description
10.14	Amendment No.1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.††††††
10.15	Amendment No.1 to Employment Letter, dated as of March 13, 2006, between New York & Company, Inc. and Sandra Brooslin Viviano, as amended December 22, 2006.†††
10.16	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.17
Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.18
Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.†††††
10.19
Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.†††††
10.20
Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.†††††
10.21
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.††††††
10.22
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.
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

Exhibit No.	Description
10.27	Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.
10.28
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.29
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.30
Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.31
Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.32
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, Inc., formerly known as Jasmine Company, Inc., Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as agent for itself and the other Lender named therein, dated as of October 19, 2010.
10.33	Performance Unit Award Agreement, dated as of January 28, 2009, between New York & Company, Inc. and Richard P. Crystal.†††††
10.34	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.35	Form of Amended and Restated 2006 Long-Term Incentive Plan approved by the Company's Stockholders on June 29, 2009.***
21.1	Subsidiaries of the Registrant.††††††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 11, 2011.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 11, 2011.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 11, 2011.

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

††††††
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as filed with the SEC on April 6, 2010.

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

TTTTT
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010, as filed with the SEC on June 10, 2010.

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