Form 10-Q
period 2011-04-30
New York & Company, Inc.
filed 2011-06-09
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2011
OR
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

        As of May 27, 2011, the registrant had 61,946,283 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended April 30, 2011	Three months ended May 1, 2010
Net sales	$239,354	$236,982
Cost of goods sold, buying and occupancy costs	177,364	178,437

Gross profit	61,990	58,545
Selling, general and administrative expenses	65,589	67,248

Operating loss	(3,599)	(8,703)
Interest expense, net of interest income of $9 and $12, respectively	130	186

Loss before income taxes	(3,729)	(8,889)
Benefit for income taxes	(51)	(4,030)

Net loss	$(3,678)	$(4,859)

Basic loss per share	$(0.06)	$(0.08)

Diluted loss per share	$(0.06)	$(0.08)

Weighted average shares outstanding:
Basic shares of common stock	60,021	59,337

Diluted shares of common stock	60,021	59,337

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	April 30, 2011	January 29, 2011	May 1, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,072	$77,392	$23,176
Accounts receivable	12,182	9,756	24,184
Income taxes receivable	957	527	3,000
Inventories, net	112,672	82,062	133,172
Prepaid expenses	20,989	20,707	21,592
Other current assets	2,279	1,202	1,219
Current assets of discontinued operations	—	54	108

Total current assets	184,151	191,700	206,451
Property and equipment, net	136,903	144,561	180,834
Intangible assets	14,879	14,879	14,879
Deferred income taxes	3,362	3,362	22,632
Other assets	645	708	923

Total assets	$339,940	$355,210	$425,719

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$6,000	$7,500	$6,000
Accounts payable	70,038	73,611	77,108
Accrued expenses	57,465	64,072	52,545
Income taxes payable	105	260	—
Deferred income taxes	3,362	3,362	3,361
Current liabilities of discontinued operations	—	130	265

Total current liabilities	136,970	148,935	139,279
Long-term debt, net of current portion	—	—	6,000
Deferred rent	64,010	66,862	71,455
Other liabilities	5,871	5,576	5,041

Total liabilities	206,851	221,373	221,775
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 61,939, 60,197 and 60,005 shares issued and outstanding at April 30, 2011, January 29, 2011, and May 1, 2010, respectively	62	60	60
Additional paid-in capital	159,949	157,021	155,134
Retained (deficit) earnings	(21,462)	(17,784)	53,818
Accumulated other comprehensive loss	(2,063)	(2,063)	(1,671)
Treasury stock at cost; 1,000 shares at April 30, 2011, January 29, 2011 and May 1, 2010	(3,397)	(3,397)	(3,397)

Total stockholders' equity	133,089	133,837	203,944

Total liabilities and stockholders' equity	$339,940	$355,210	$425,719

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended April 30, 2011	Three months ended May 1, 2010
Operating activities
Net loss	$(3,678)	$(4,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,894	10,184
Amortization of deferred financing costs	54	54
Share-based compensation expense	816	485
Deferred income taxes	—	(1,408)
Changes in operating assets and liabilities:
Accounts receivable	(2,426)	(14,737)
Income taxes receivable	(430)	—
Inventories, net	(30,610)	(46,113)
Prepaid expenses	(282)	1,016
Accounts payable	(3,573)	5,089
Accrued expenses	(6,772)	(6,387)
Income taxes payable	(155)	(991)
Deferred rent	(2,852)	(565)
Other assets and liabilities	(729)	(626)

Net cash used in operating activities	(40,743)	(58,858)

Investing activities
Capital expenditures	(2,226)	(3,916)

Net cash used in investing activities	(2,226)	(3,916)

Financing activities
Repayment of debt	(1,500)	(1,500)
Proceeds from exercise of stock options	2,149	8
Excess tax benefit from exercise of stock options	—	146

Net cash provided by (used in) financing activities	649	(1,346)

Net decrease in cash and cash equivalents	(42,320)	(64,120)
Cash and cash equivalents at beginning of period	77,392	87,296

Cash and cash equivalents at end of period	$35,072	$23,176

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2011

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories offering the latest NY Style. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 30, 2011, the Company operated 553 stores in 43 states.

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

        The condensed consolidated financial statements as of April 30, 2011 and May 1, 2010 and for the 13 weeks ("three months") ended April 30, 2011 and May 1, 2010 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 29, 2011 ("fiscal year 2010"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 11, 2011. The 52-week fiscal year ending January 28, 2012 is referred to herein as "fiscal year 2011." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2011

(Unaudited)

2. Restructuring (Continued)

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

        During fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010 the Company recorded pre-tax restructuring charges totaling $2.1 million, which consist of non-cash charges of $1.1 million related to the impairment of store assets and $0.8 million related to the write-off of inventory, plus $0.1 million of severance costs. During the three months ended October 30, 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs associated with exiting this concept.

        All liabilities related to these restructuring activities had been paid as of January 29, 2011. The Company does not currently expect to record any material restructuring charges during fiscal year 2011.

3. Earnings Per Share

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards (stock options, stock appreciation rights, unvested restricted stock, and performance awards) calculated under the treasury stock method. A reconciliation between basic and diluted loss per share is as follows:

	Three months ended April 30, 2011	Three months ended May 1, 2010
	(Amounts in thousands, except per share amounts)
Net loss	$(3,678)	$(4,859)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	60,021	59,337

Basic loss per share	$(0.06)	$(0.08)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	60,021	59,337
Plus impact of share-based awards	—	—

Diluted shares of common stock	60,021	59,337

Diluted loss per share	$(0.06)	$(0.08)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2011

(Unaudited)

3. Earnings Per Share (Continued)

        The calculation of diluted loss per share for the three months ended April 30, 2011 and May 1, 2010 excludes 3,578,014 and 3,687,365 potential shares, respectively, due to their anti-dilutive effect.

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

        The Company recorded share-based compensation expense in the amount of $0.8 million and $0.5 million for the three months ended April 30, 2011 and May 1, 2010, respectively.

        During the three months ended April 30, 2011, the Company issued 152,000 shares of restricted stock, 169,500 stock options and 350,000 stock appreciation rights ("SAR") in connection with the Company's annual performance review process for all associates and certain new hires. These awards vest over the passage of time through 2015, subject to continued employment with the Company.

        In addition, on February 15, 2011, Gregory J. Scott was issued 200,000 shares of performance-based restricted stock and 200,000 SARs in connection with his promotion to Chief Executive Officer of the Company. The 200,000 shares of restricted stock vest on the third anniversary of the grant date, subject to the Company achieving minimum, target and maximum operating income levels. The minimum threshold and maximum goal are 80% and 110%, respectively, of the operating income target. If operating income falls below the minimum threshold, all of the restricted shares will be forfeited. If the operating income achieved is between the minimum threshold and the target goal, Mr. Scott will receive between 20,000 and 99,999 shares of common stock. If the operating income achieved is between the target and maximum goals, Mr. Scott will receive between 100,000 and 200,000 shares of common stock. The 200,000 SARs granted to Mr. Scott on February 15, 2011 vest in four equal annual installments on the following dates: 50,000 SARs on February 15, 2012; 50,000 SARs on February 15, 2013; 50,000 SARs on February 15, 2014; and 50,000 SARs on February 15, 2015.

        Each SAR granted represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock. The fair value of a SAR is calculated using the Black-Scholes option-pricing model. The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Total compensation expense related to the restricted stock and SARs granted will be recognized in the consolidated financial statements on a straight-line basis over the requisite service period of the awards.

        During the three months ended April 30, 2011, 1,390,009 shares of common stock were issued upon exercise of previously issued stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2011

(Unaudited)

5. Pension Plan (Continued)

non-management store associates, representing approximately 8% of the Company's total employees. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") has been extended indefinitely, subject to 30 days advance notice by either party to negotiate a modification to the agreement or to terminate the agreement. The Company and Local 1102 have reached an agreement in principle on the terms of a new collective bargaining agreement, subject to final negotiation of the agreement and ratification by the union membership.

        The plan provides retirement benefits for union employees, consisting of non-management store associates, who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company anticipates contributing approximately $0.9 million to the plan during fiscal year 2011. Net periodic benefit cost includes the following components:

	Three months ended April 30, 2011	Three months ended May 1, 2010
	(Amounts in thousands)
Service cost	$89	$83
Interest cost	119	126
Expected return on plan assets	(120)	(120)
Amortization of unrecognized losses	35	32

Net periodic benefit cost	$123	$121

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

        At January 29, 2011, the Company reported a total liability of $2.2 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. There were no material changes to the liability for unrecognized tax benefits during the three months ended April 30, 2011. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2011

(Unaudited)

6. Income Taxes (Continued)

        The effective tax rate for the three months ended April 30, 2011 reflects a benefit of 1.4%, as compared to a benefit of 45.3% for the three months ended May 1, 2010. The change in the effective tax rate is primarily due to the valuation allowance recorded against deferred tax assets generated during the three months ended April 30, 2011. As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of April 30, 2011, the Company's valuation allowance against its deferred tax assets was $42.2 million.

7. Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $6.0 million was outstanding at April 30, 2011, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of April 30, 2011, the Company had availability under its revolving credit facility of $71.1 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million, as of January 29, 2011, and $72.9 million, net of letters of credit outstanding of $6.7 million, as of May 1, 2010.

        The revolving loans under the credit facilities bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.00% and 1.25% per year, depending upon the Company's financial performance, or the Prime rate. The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of 0.625% per year and on standby letters of credit at a rate of between 1.00% and 1.25% per year, depending upon the Company's financial performance, plus a monthly fee on a proportion of the unused commitments under that facility at a rate of 0.20% per year. The term loan bears interest at a floating rate equal to the Eurodollar rate plus 2.50% per year. If any default were to exist under the revolving credit facility and for so long as such default were to continue, at the option of the agent or lenders, the monthly fee on outstanding standby letters of credit may increase to 3.25% per year, interest on the revolving loans may increase to 3.25% per year above the Eurodollar rate for

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2011

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying value on the balance sheet for the Company's long-term debt approximates its fair value due to the variable interest rate it carries, and as such it is classified within Level 2 of the fair value hierarchy.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2011

(Unaudited)

8. Fair Value Measurements (Continued)

        The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. During the three months ended April 30, 2011, the Company's evaluation of long-lived assets did not result in any material impairments.

9. New Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies the existing disclosures about the level of disaggregation to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Except for the detailed Level 3 roll forward disclosures, the guidance in ASU 2010-06 was adopted by the Company on January 31, 2010 with no material impact on its financial position and results of operations. The Company adopted the remaining provisions of ASU 2010-06 regarding detailed Level 3 roll forward disclosures on January 30, 2011 with no material impact on its financial position and results of operations.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends ASC 820. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application by public entities is not permitted. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and:

  •
  the impact of general economic conditions and their effect on consumer confidence and spending patterns;

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

  •
  the control of the Company by its sponsors and any potential change of ownership of those sponsors; and

  •
  risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 11, 2011.

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories offering the latest NY Style. The Company's proprietary branded New York & Company merchandise is sold exclusively through its national network of retail stores and E-commerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 30, 2011, the Company operated 553 stores in 43 states.

        During the three months ended April 30, 2011, the Company remained focused on its stated goal of driving modest comparable store sales gains while controlling markdowns and tightly managing inventory. While the Company continues to view fiscal year 2011 as a transition year, the Company is encouraged by its customers' positive response to its spring merchandise assortment which drove improved levels of regular price selling. In addition, changes to the Company's product flow and promotional calendar allowed the Company to optimize its sales productivity. These strategies, along with leverage on buying and occupancy costs, fueled an improvement in the Company's operating results. For the three months ended April 30, 2011, the Company's operating loss narrowed to $3.6 million, as compared to an operating loss of $8.7 million for the three months ended May 1, 2010.

        Net sales for the three months ended April 30, 2011 increased by 1.0% to $239.4 million, as compared to $237.0 million for the three months ended May 1, 2010. Comparable store sales increased by 2.5% for the three months ended April 30, 2011, as compared to a comparable store sales increase of 2.9% for the three months ended May 1, 2010. Net loss for the three months ended April 30, 2011 narrowed to $3.7 million, or $0.06 per diluted share, as compared to a net loss of $4.9 million, or $0.08 per diluted share for the three months ended May 1, 2010. On a non-GAAP basis, normalizing taxes to eliminate the $1.5 million valuation allowance recorded during the three months ended April 30, 2011, the Company's adjusted net loss was $2.2 million, or $0.04 per diluted share, as compared to a net loss of $0.08 per diluted share for the three months ended May 1, 2010. Please refer to the "Non-GAAP Financial Measures" section below for a reconciliation of the GAAP to non-GAAP financial measures.

        Capital spending for the three months ended April 30, 2011 was $2.2 million, as compared to $3.9 million for the three months ended May 1, 2010. The $2.2 million of capital spending represents $2.0 million related to the remodeling of one existing store, and $0.3 million related to non-store capital projects. The Company ended the first quarter of fiscal year 2011 operating 553 stores, including 24 New York & Company Outlet stores. Capital spending during the three months ended May 1, 2010 represents $3.2 million related to the construction of six new stores, including five New York & Company Outlet stores, and the remodeling of one existing store, and $0.7 million related to non-store capital projects.

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

        The Company issues gift cards which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards that ultimately is not used by customers to make purchases is known as breakage. The Company recognizes gift card breakage as revenue as gift cards are redeemed over a two-year redemption period based on its historical gift card breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized gift card breakage is recognized as revenue. The Company determined the redemption period and the gift card breakage rate based on its historical redemption patterns.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended April 30, 2011 and May 1, 2010:

	Three months ended April 30, 2011	Three months ended May 1, 2010
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.1%	75.3%

Gross profit	25.9%	24.7%
Selling, general and administrative expenses	27.4%	28.4%

Operating loss	(1.5)%	(3.7)%
Interest expense, net	0.1%	0.1%

Loss before income taxes	(1.6)%	(3.8)%
Benefit for income taxes	(0.1)%	(1.7)%

Net loss	(1.5)%	(2.1)%

	Three months ended April 30, 2011	Three months ended May 1, 2010
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales increase	2.5%	2.9%
Net sales per average selling square foot(1)	$79	$74
Net sales per average store(2)	$432	$410
Average selling square footage per store(3)	5,449	5,523

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended April 30, 2011		Three months ended May 1, 2010
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	555	3,026,483	576	3,193,602
New stores	—	—	6	20,561
Closed stores	(2)	(9,383)	(3)	(13,411)
Net impact of remodeled stores on selling square feet	—	(4,030)	—	(3,115)

Stores open, end of period	553	3,013,070	579	3,197,637

Three Months Ended April 30, 2011 Compared to Three Months Ended May 1, 2010

        Net Sales.    Net sales for the three months ended April 30, 2011 increased by 1.0% to $239.4 million, as compared to $237.0 million for the three months ended May 1, 2010. The increase in net sales is primarily driven by a 2.5% increase in comparable store sales for the three months ended April 30, 2011, as compared to an increase of 2.9% for the three months ended May 1, 2010. The increase in comparable store sales was slightly offset by reductions in non-comparable store sales resulting primarily from store closures. In the comparable store base, average dollar sales per transaction increased by 19.8%, while the number of transactions per average store decreased by 14.5%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended April 30, 2011 was $62.0 million, or 25.9% of net sales, as compared to $58.5 million, or 24.7% of net sales, for the three months ended May 1, 2010. The increase in gross profit as a percentage of net sales during the three months ended April 30, 2011 is due to a 140 basis point decrease in buying and occupancy costs, partially offset by a slight decrease in merchandise margins. Despite lower levels of markdowns during the three months ended April 30, 2011, increased product costs led to a 20 basis point decline in merchandise margin.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $65.6 million, or 27.4% of net sales, for the three months ended April 30, 2011, as compared to $67.2 million, or 28.4% of net sales, for the three months ended May 1, 2010. The decrease in selling, general and administrative expenses is primarily due to store payroll efficiencies as well as a reduction in the Company's store base since the first quarter of last year.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended April 30, 2011 was $3.6 million, or 1.5% of net sales, reflecting an improvement from the operating loss of $8.7 million, or 3.7% of net sales, for the three months ended May 1, 2010.

        Interest Expense, Net.    Net interest expense was $0.1 million for the three months ended April 30, 2011, as compared to $0.2 million for the three months ended May 1, 2010.

        Benefit for Income Taxes.    The effective tax rate for the three months ended April 30, 2011 reflects a benefit of 1.4%, as compared to a benefit of 45.3% for the three months ended May 1, 2010. The change in the effective tax rate is primarily due to the valuation allowance recorded against deferred tax assets generated during the three months ended April 30, 2011. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the three months ended April 30, 2011 was $3.7 million, or 1.5% of net sales, as compared to a net loss of $4.9 million, or 2.1% of net sales, for the three months ended May 1, 2010.

Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP loss before income taxes, benefit for income taxes, net loss and loss per diluted share for the three months ended April 30, 2011 is indicated below. This information reflects, on a non-GAAP adjusted basis, the Company's operating results after excluding the effects of non-operating tax adjustments. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended April 30, 2011
(Amounts in thousands, except per share amounts)	Loss before income taxes	Benefit for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(3,729)	$(51)	$(3,678)	$(0.06)
Adjustments affecting comparability
Deferred tax valuation allowance	—	1,499	1,499	0.02

Non-GAAP as adjusted	$(3,729)	$(1,550)	$(2,179)	$(0.04)

Note:    There were no non-operating adjustments during the three months ended May 1, 2010.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facilities, if needed. The Company is in compliance with all debt covenants as of April 30, 2011.

        The following tables contain information regarding the Company's liquidity and capital resources:

	April 30, 2011	January 29, 2011	May 1, 2010
	(Amounts in thousands)
Cash and cash equivalents	$35,072	$77,392	$23,176
Working capital	$47,181	$42,765	$67,172

	Three months ended April 30, 2011	Three months ended May 1, 2010
	(Amounts in thousands)
Net cash used in operating activities	$(40,743)	$(58,858)
Net cash used in investing activities	$(2,226)	$(3,916)
Net cash provided by (used in) financing activities	$649	$(1,346)

Net decrease in cash and cash equivalents	$(42,320)	$(64,120)

Operating Activities

        Net cash used in operating activities was $40.7 million for the three months ended April 30, 2011, as compared to $58.9 million for the three months ended May 1, 2010. The decrease in net cash used in operating activities during the three months ended April 30, 2011, as compared to the three months ended May 1, 2010, is primarily due to a decrease in net loss and changes in accounts receivable, inventories, and income taxes payable, partially offset by changes in income taxes receivable, prepaid expenses, accounts payable, accrued expenses, deferred rent and other assets and liabilities.

Investing Activities

        Net cash used in investing activities was $2.2 million for the three months ended April 30, 2011, as compared to $3.9 million for the three months ended May 1, 2010. Net cash used in investing activities during the three months ended April 30, 2011 reflects capital expenditures of $2.0 million related to the remodeling of one existing store and $0.3 million for non-store capital projects. Net cash used in investing activities during the three months ended May 1, 2010 represents capital expenditures of $3.2 million related to the construction of six new stores, including five New York & Company Outlet stores, and the remodeling of one existing store, and $0.7 million for non-store capital projects.

        As of April 30, 2011, the Company operated 553 stores, including 24 New York & Company Outlet stores. The Company plans to end fiscal year 2011 with approximately 525 to 535 stores, including 24 New York & Company Outlet stores, and 2.9 million selling square feet. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities was $0.6 million for the three months ended April 30, 2011, as compared to $1.3 million of net cash used in financing activities for the three months ended May 1, 2010. Net cash provided by financing activities for the three months ended April 30, 2011 consists of $2.1 million of proceeds from the exercise of stock options, partially offset by a $1.5 million quarterly payment against the Company's outstanding term loan. Net cash used in financing activities for the three months ended May 1, 2010 consists primarily of a $1.5 million quarterly payment against the Company's outstanding term loan.

Long-Term Debt and Credit Facilities

        The Company's credit facilities currently consist of a term loan, of which $6.0 million was outstanding at April 30, 2011, and a $90.0 million revolving credit facility (which includes a sub-facility available for issuance of letters of credit of up to $75.0 million), both having a maturity date of March 17, 2012.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of April 30, 2011, the Company had availability under its revolving credit facility of $71.1 million, net of letters of credit outstanding of $6.9 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million, as of January 29, 2011, and $72.9 million, net of letters of credit outstanding of $6.7 million, as of May 1, 2010.

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

Critical Accounting Policies

        Management has determined that the Company's most critical accounting policies are those related to inventory valuation, impairment of long-lived assets, goodwill and other intangible assets, and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Adoption of New Accounting Standards

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amends ASC 820 by providing new disclosures and clarifying existing disclosures. ASU 2010-06 requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies the existing disclosures about the level of disaggregation to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Except for the detailed Level 3 roll forward disclosures, the guidance in ASU 2010-06 was adopted by the Company on January 31, 2010 with no material impact on its financial position and results of operations. The Company adopted the remaining provisions of ASU 2010-06 regarding detailed Level 3 roll forward disclosures on January 30, 2011 with no material impact on its financial position and results of operations.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which amends ASC 820. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application by public entities is not permitted. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facilities carry floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. An increase in interest rates of 1.0% would increase interest expenses by approximately $0.1 million annually. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of April 30, 2011, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

 PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 11, 2011.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 11, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2011.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2011.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 9, 2011.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 9, 2011