Form 10-Q
period 2011-07-30
New York & Company, Inc.
filed 2011-09-08
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 30, 2011
OR
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

        As of August 26, 2011, the registrant had 62,063,907 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended July 30, 2011	Three months ended July 31, 2010	Six months ended July 30, 2011	Six months ended July 31, 2010
Net sales	$228,557	$243,317	$467,911	$480,299
Cost of goods sold, buying and occupancy costs	181,633	223,247	358,997	401,684

Gross profit	46,924	20,070	108,914	78,615
Selling, general and administrative expenses	62,038	84,864	127,627	152,112
Restructuring charges	—	1,218	—	1,218

Operating loss	(15,114)	(66,012)	(18,713)	(74,715)
Interest expense, net of interest income of $9, $13, $19, and $25, respectively	121	164	251	350

Loss before income taxes	(15,235)	(66,176)	(18,964)	(75,065)
Provision for income taxes	163	22,297	112	18,267

Net loss	$(15,398)	$(88,473)	$(19,076)	$(93,332)

Basic loss per share	$(0.25)	$(1.49)	$(0.32)	$(1.57)

Diluted loss per share	$(0.25)	$(1.49)	$(0.32)	$(1.57)

Weighted average shares outstanding:
Basic shares of common stock	60,953	59,396	60,487	59,367

Diluted shares of common stock	60,953	59,396	60,487	59,367

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	July 30, 2011	January 29, 2011	July 31, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,215	$77,392	$19,995
Accounts receivable	10,698	9,756	17,589
Income taxes receivable	927	527	3,000
Inventories, net	83,848	82,062	91,510
Prepaid expenses	21,612	20,707	21,682
Other current assets	1,194	1,202	1,120
Current assets of discontinued operations	—	54	108

Total current assets	154,494	191,700	155,004
Property and equipment, net	130,225	144,561	159,092
Intangible assets	14,879	14,879	14,879
Deferred income taxes	3,362	3,362	3,361
Other assets	584	708	848

Total assets	$303,544	$355,210	$333,184

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$4,500	$7,500	$6,000
Accounts payable	60,002	73,611	75,408
Accrued expenses	49,919	64,072	49,728
Income taxes payable	139	260	2,265
Deferred income taxes	3,362	3,362	3,361
Current liabilities of discontinued operations	—	130	265

Total current liabilities	117,922	148,935	137,027
Long-term debt, net of current portion	—	—	4,500
Deferred rent	61,189	66,862	70,220
Other liabilities	5,625	5,576	5,533

Total liabilities	184,736	221,373	217,280
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 62,064, 60,197 and 59,744 shares issued and outstanding at July 30, 2011, January 29, 2011, and July 31, 2010, respectively	62	60	60
Additional paid-in capital	161,066	157,021	155,567
Retained deficit	(36,860)	(17,784)	(34,655)
Accumulated other comprehensive loss	(2,063)	(2,063)	(1,671)
Treasury stock at cost; 1,000 shares at July 30, 2011, January 29, 2011 and July 31, 2010	(3,397)	(3,397)	(3,397)

Total stockholders' equity	118,808	133,837	115,904

Total liabilities and stockholders' equity	$303,544	$355,210	$333,184

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended July 30, 2011	Six months ended July 31, 2010
Operating activities
Net loss	$(19,076)	$(93,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,366	21,096
Loss from impairment charges	887	16,283
Amortization of deferred financing costs	108	108
Share-based compensation expense	1,898	1,056
Deferred income taxes	—	17,863
Changes in operating assets and liabilities:
Accounts receivable	(942)	(8,142)
Income taxes receivable	(400)	—
Inventories, net	(1,786)	(4,451)
Prepaid expenses	(905)	926
Accounts payable	(13,609)	3,389
Accrued expenses	(14,283)	(9,204)
Income taxes payable	(121)	1,274
Deferred rent	(5,673)	(1,800)
Other assets and liabilities	108	(39)

Net cash used in operating activities	(34,428)	(54,973)

Investing activities
Capital expenditures	(5,898)	(9,344)

Net cash used in investing activities	(5,898)	(9,344)

Financing activities
Repayment of debt	(3,000)	(3,000)
Proceeds from exercise of stock options	2,149	16

Net cash used in financing activities	(851)	(2,984)

Net decrease in cash and cash equivalents	(41,177)	(67,301)
Cash and cash equivalents at beginning of period	77,392	87,296

Cash and cash equivalents at end of period	$36,215	$19,995

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

July 30, 2011

(Unaudited)

1. Organization and Basis of Presentation

        The Company is a leading specialty retailer of women's fashion apparel and accessories offering on-trend, multi-functional work solutions. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are modern, fashion-conscious women between the ages of 25 and 45 who want unique fashion at affordable prices. As of July 30, 2011, the Company operated 543 stores in 43 states.

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

        The condensed consolidated financial statements as of July 30, 2011 and July 31, 2010 and for the 13 weeks ("three months") and 26 weeks ("six months") ended July 30, 2011 and July 31, 2010 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 29, 2011 ("fiscal year 2010"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 11, 2011. The 52-week fiscal year ending January 28, 2012 is referred to herein as "fiscal year 2011." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

July 30, 2011

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

        All liabilities related to these restructuring activities were paid as of January 29, 2011. The Company does not currently expect to record any material restructuring charges during fiscal year 2011.

3. Earnings Per Share

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards (stock options, stock appreciation rights, unvested restricted stock, and performance awards) calculated

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

3. Earnings Per Share (Continued)

under the treasury stock method. A reconciliation between basic and diluted loss per share is as follows:

	Three months ended July 30, 2011	Three months ended July 31, 2010	Six months ended July 30, 2011	Six months ended July 31, 2010
	(Amounts in thousands, except per share amounts)
Net loss	$(15,398)	$(88,473)	$(19,076)	$(93,332)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	60,953	59,396	60,487	59,367

Basic loss per share	$(0.25)	$(1.49)	$(0.32)	$(1.57)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	60,953	59,396	60,487	59,367
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	60,953	59,396	60,487	59,367

Diluted loss per share	$(0.25)	$(1.49)	$(0.32)	$(1.57)

        The calculation of diluted loss per share for the three and six months ended July 30, 2011 excludes 3,375,994 and 3,477,004 potential shares, respectively, due to their anti-dilutive effect. The calculation of diluted loss per share for the three and six months ended July 31, 2010 excludes 4,993,626 and 4,340,495 potential shares, respectively, due to their anti-dilutive effect.

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

        The Company recorded share-based compensation expense in the amount of $1.1 million and $0.6 million for the three months ended July 30, 2011 and July 31, 2010, respectively, and $1.9 million and $1.1 million for the six months ended July 30, 2011 and July 31, 2010, respectively.

        During the six months ended July 30, 2011, the Company issued 338,260 restricted stock awards, 169,500 stock options and 435,000 stock appreciation rights ("SAR") in connection with the Company's annual performance review process for all associates, the Company's annual awards to certain non-management members of its board of directors, and the hiring of new associates. The vesting period for awards to associates during the six months ended July 30, 2011 range from three to four years, subject to continued employment with the Company. Annual awards to non-management

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

4. Share-Based Compensation (Continued)

members of the Company's board of directors typically vest on the one year anniversary of the grant date, subject to continued service on the Company's board of directors.

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

        Each SAR granted represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock. The fair value of stock options and SARs are calculated using the Black-Scholes option-pricing model. The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Compensation expense related to share-based awards is recognized in the consolidated financial statements on a straight-line basis over the requisite service period of the awards.

        During the six months ended July 30, 2011, 1,390,009 shares of common stock were issued upon exercise of previously issued stock options.

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

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

5. Pension Plan (Continued)

Company anticipates contributing approximately $0.9 million to the plan during fiscal year 2011. Net periodic benefit cost includes the following components:

	Three months ended July 30, 2011	Three months ended July 31, 2010	Six months ended July 30, 2011	Six months ended July 31, 2010
	(Amounts in thousands)
Service cost	$81	$83	$170	$166
Interest cost	108	126	227	252
Expected return on plan asset	(129)	(120)	(249)	(240)
Amortization of unrecognized prior service cost	(8)	—	(8)	—
Amortization of unrecognized losses	30	32	65	64

Net periodic benefit cost	$82	$121	$205	$242

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

        At January 29, 2011, the Company reported a total liability of $2.2 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. There were no material changes to the liability for unrecognized tax benefits during the six months ended July 30, 2011. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The effective tax rate for the three months ended July 30, 2011 reflects a provision of 1.1%, as compared to a provision of 33.7% for the three months ended July 31, 2010. The effective tax rate for the six months ended July 30, 2011 reflects a provision of 0.6%, as compared to a provision of 24.3% for the six months ended July 31, 2010.

        The change in the effective tax rate during the three and six months ended July 30, 2011, as compared to the same periods last year, is primarily due to adjustments to the valuation allowance recorded against deferred tax assets. As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. As a result, during the three months ended July 31, 2010, the Company recorded a $48.5 million non-cash charge to income tax expense, which includes a $48.0 million valuation

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

6. Income Taxes (Continued)

allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of July 30, 2011, the Company's valuation allowance against its deferred tax assets was $48.3 million.

7. Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Second Amended and Restated Loan and Security Agreement (the "Existing Agreement"), dated August 22, 2007, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. (as successor-in-interest to Jasmine Company, Inc.) as borrowers, together with the Agent and the lenders party thereto, as amended. The Existing Agreement was scheduled to mature on March 17, 2012. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the Existing Agreement.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the amendments to the Existing Agreement provide for, but are not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees as described in greater detail below, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of July 30, 2011, the Company had availability under its revolving credit facility of $54.8 million, net of letters of credit outstanding of $7.7 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million, as of January 29, 2011, and $63.1 million, net of letters of credit outstanding of $7.3 million, as of July 31, 2010.

        The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facility. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facility, and such guarantees are joint and several.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

8. Fair Value Measurements (Continued)

        In accordance with the provisions of FASB ASC Topic 360, "Property, Plant, and Equipment" ("ASC 360"), during the three months ended July 30, 2011, certain long-lived store assets held and used in underperforming New York & Company stores with a carrying value of $1.1 million were written down to their fair value of $0.2 million, resulting in a pre-tax non-cash impairment charge of $0.9 million and is reported in "Selling, general and administrative expenses" on the Company's condensed consolidated statements of operations. During the three months ended July 31, 2010, certain long-lived store assets held and used with a carrying value of $24.3 million were written down to their fair value of $8.0 million, resulting in a pre-tax non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept and is reported in "Restructuring charges" on the Company's condensed consolidated statements of operations. Refer to Note 2, "Restructuring" for other charges incurred in connection with exiting the underperforming test accessories concept. The Company classifies these store assets in Level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.

9. New Accounting Pronouncements

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

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2011

(Unaudited)

9. New Accounting Pronouncements (Continued)

continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The Company's adoption of ASU 2011-05 will not have an impact on its financial position and results of operations.

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories offering on-trend, multi-functional work solutions. The Company's proprietary branded New York & Company merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are modern, fashion-conscious women between the ages of 25 and 45 who want unique fashion at affordable prices. As of July 30, 2011, the Company operated 543 stores in 43 states.

        Operating loss for the three months ended July 30, 2011 was $15.1 million, as compared to an operating loss of $66.0 million for the three months ended July 31, 2010. The prior year's operating loss included $17.8 million of previously disclosed restructuring and asset impairment charges. During the quarter, the Company's customers continued to respond favorably to the Company's improved wear-to-work assortment. In addition, the Company advanced its multi-channel growth initiative with strong results reported in its outlet business and more than a 50% sales increase in the Company's eCommerce business. Despite these strong efforts, weakness in the casual assortment combined with significantly less clearance merchandise than last year led to a comparable store sales decline during the three months ended July 30, 2011.

        Net sales for the three months ended July 30, 2011 decreased by 6.1% to $228.6 million, as compared to $243.3 million for the three months ended July 31, 2010. Comparable store sales decreased 3.4% for the three months ended July 30, 2011, as compared to a comparable store sales decrease of 1.8% for the three months ended July 31, 2010. Net loss for the three months ended July 30, 2011 narrowed to $15.4 million, or $0.25 per diluted share, with a negative effective tax rate of 1.1%. This compares to a net loss of $88.5 million, or $1.49 per diluted share for the three months ended July 31, 2010, with a negative effective tax rate of 33.7%. On a non-GAAP basis, normalizing taxes to eliminate the valuation allowance against deferred tax assets recorded during the three months ended July 30, 2011, the Company's adjusted net loss was $9.3 million or $0.15 per diluted share. On a non-GAAP basis, excluding restructuring and asset impairment and disposal charges totaling $17.8 million, and normalizing taxes to eliminate the valuation allowance against deferred tax assets, the Company's adjusted net loss for the three months ended July 31, 2010 was $29.3 million, or $0.49 per diluted share. Please refer to the "Non-GAAP Financial Measures" section below for a reconciliation of the GAAP to non-GAAP financial measures.

        Capital spending for the six months ended July 30, 2011 was $5.9 million, as compared to $9.3 million for the six months ended July 31, 2010. The $5.9 million of capital spending represents $4.2 million related to the remodeling of six existing stores and $1.7 million related to non-store capital projects. The Company ended the second quarter of fiscal year 2011 operating 543 stores, including 24 New York & Company Outlet stores. Capital spending during the six months ended July 31, 2010 represents $6.9 million related to the construction of 17 new stores, including 16 New York & Company Outlet stores, and the remodeling of two existing stores, and $2.4 million related to non-store capital projects.

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

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores and the Company's eCommerce store. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store's original opening date or once it has been reopened after remodeling. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales from the sale of merchandise at the Company's eCommerce store are recognized when the merchandise is shipped to the customer. A reserve is provided for projected merchandise returns based on prior experience.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended July 30, 2011 and July 31, 2010:

As a % of net sales	Three months ended July 30, 2011	Three months ended July 31, 2010	Six months ended July 30, 2011	Six months ended July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	79.5%	91.8%	76.7%	83.6%

Gross profit	20.5%	8.2%	23.3%	16.4%
Selling, general and administrative expenses	27.1%	34.8%	27.3%	31.7%
Restructuring charges	—%	0.5%	—%	0.3%

Operating loss	(6.6)%	(27.1)%	(4.0)%	(15.6)%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Loss before income taxes	(6.7)%	(27.2)%	(4.1)%	(15.7)%
Provision for income taxes	—%	9.2%	—%	3.7%

Net loss	(6.7)%	(36.4)%	(4.1)%	(19.4)%

Selected operating data:	Three months ended July 30, 2011	Three months ended July 31, 2010	Six months ended July 30, 2011	Six months ended July 31, 2010
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(3.4)%	(1.8)%	(0.4)%	0.5%
Net sales per average selling square foot(1)	$77	$76	$157	$151
Net sales per average store(2)	$417	$420	$852	$830
Average selling square footage per store(3)	5,423	5,481	5,423	5,481

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended July 30, 2011		Three months ended July 31, 2010		Six months ended July 30, 2011		Six months ended July 31, 2010
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	553	3,013,070	579	3,197,637	555	3,026,483	576	3,193,602
New stores	—	—	11	37,101	—	—	17	57,662
Closed stores	(10)	(49,025)	(9)	(49,452)	(12)	(58,408)	(12)	(62,863)
Net impact of remodeled stores on selling square feet	—	(19,232)	—	(989)	—	(23,262)	—	(4,104)

Stores open, end of period	543	2,944,813	581	3,184,297	543	2,944,813	581	3,184,297

Three Months Ended July 30, 2011 Compared to Three Months Ended July 31, 2010

        Net Sales.    Net sales for the three months ended July 30, 2011 decreased 6.1% to $228.6 million, as compared to $243.3 million for the three months ended July 31, 2010. Contributing to the decline in net sales is the Company's lower store base which consisted of 543 stores at July 30, 2011, as compared to 581 stores at July 31, 2010. Comparable store sales decreased 3.4% for the three months ended July 30, 2011, as compared to a decrease of 1.8% for the three months ended July 31, 2010. The decline in comparable store sales reflects a reduction in the Company's level of promotional activity and significantly reduced markdowns. In the comparable store base, average dollar sales per transaction increased by 24.0%, while the number of transactions per average store decreased by 22.1%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended July 30, 2011 increased to $46.9 million, or 20.5% of net sales, as compared to $20.1 million, or 8.2% of net sales, for the three months ended July 31, 2010. The Company entered the second quarter of fiscal year 2011 with lean inventory levels, which were down 11.4% on an average store basis at the end of the first quarter of fiscal year 2011 versus the prior year's level. This lean inventory position, combined with the impact of an improved spring merchandise assortment, allowed the Company to improve product flow, rationalize its promotional calendar, and optimize sales productivity. As a result, merchandise margin improved as a percentage of net sales by 1,160 basis points, as compared to the prior year's second quarter, primarily due to a reduction in markdowns. In addition, buying and occupancy costs decreased as a percentage of net sales by 70 basis points during the three months ended July 30, 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $62.0 million, or 27.1% of net sales, for the three months ended July 30, 2011, as compared to $84.9 million, or 34.8% of net sales, for the three months ended July 31, 2010. Selling, general and administrative expenses during the three months ended July 31, 2010 were impacted by the inclusion of non-cash charges totaling $15.7 million, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. After excluding these prior year charges, selling, general and administrative expenses decreased by $7.1 million, or 130 basis points, reflecting the favorable impact of store payroll efficiencies as well as a reduction in the Company's store base since the end of the second quarter of last year.

        Restructuring charges.    As previously announced, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations. No restructuring charges were incurred during the three months ended July 30, 2011.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended July 30, 2011 was $15.1 million, or 6.6% of net sales, reflecting a $50.9 million improvement from an operating loss of $66.0 million, or 27.1% of net sales, for the three months ended July 31, 2010.

        Interest Expense, Net.    Net interest expense was $0.1 million for the three months ended July 30, 2011, as compared to $0.2 million for the three months ended July 31, 2010.

        Provision for Income Taxes.    The effective tax rate for the three months ended July 30, 2011 reflects a provision of 1.1%, as compared to a provision of 33.7% for the three months ended July 31, 2010. During the three months ended July 31, 2010, the Company recorded a $48.5 million non-cash charge which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. The Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the three months ended July 30, 2011 was $15.4 million, or 6.7% of net sales, as compared to a net loss of $88.5 million, or 36.4% of net sales, for the three months ended July 31, 2010.

Six Months Ended July 30, 2011 Compared to Six Months Ended July 31, 2010

        Net Sales.    Net sales for the six months ended July 30, 2011 decreased 2.6% to $467.9 million, as compared to $480.3 million for the six months ended July 31, 2010. Contributing to the decline in net sales is the Company's lower store base which consisted of 543 stores at July 30, 2011, as compared to 581 stores at July 31, 2010. Comparable store sales for the six months ended July 30, 2011 decreased by 0.4%, as compared to an increase of 0.5% for the six months ended July 31, 2010. The decline in comparable store sales reflects a reduction in the Company's level of promotional activity and significantly reduced markdowns. In the comparable store base, average dollar sales per transaction increased by 22.3%, while the number of transactions per average store decreased by 18.6%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended July 30, 2011 increased to $108.9 million, or 23.3% of net sales, as compared to $78.6 million, or 16.4% of net sales, for the six months ended July 31, 2010. During the six months ended July 30, 2011, the Company conservatively managed its inventory levels while delivering an improved spring merchandise assortment, which allowed the Company to improve product flow, rationalize its promotional calendar, and optimize sales productivity. As a result, merchandise margin improved as a percentage of net sales by 580 basis points, primarily due to a reduction in markdowns. In addition, buying and occupancy costs decreased as a percentage of net sales by 110 basis points during the six months ended July 30, 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $127.6 million, or 27.3% of net sales, for the six months ended July 30, 2011, as compared to $152.1 million, or 31.7% of net sales, for the six months ended July 31, 2010. Selling, general and administrative expenses during the six months ended July 31, 2010 were impacted by the inclusion of non-cash charges totaling $15.7 million, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. After excluding these prior year charges, selling, general and administrative expenses decreased by $8.8 million, or 110 basis points, reflecting the favorable impact of store payroll efficiencies as well as a reduction in the Company's store base since the end of the second quarter of last year.

        Restructuring charges.    As previously announced, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations. No restructuring charges were incurred during the six months ended July 30, 2011.

        Operating Loss.    For the reasons discussed above, operating loss for the six months ended July 30, 2011 was $18.7 million, or 4.0% of net sales, reflecting a $56.0 million improvement from an operating loss of $74.7 million, or 15.6% of net sales, for the six months ended July 31, 2010.

        Interest Expense, Net.    Net interest expense was $0.3 million for the six months ended July 30, 2011, as compared to $0.4 million for the six months ended July 31, 2010.

        Provision for Income Taxes.    The effective tax rate for the six months ended July 30, 2011 reflects a provision of 0.6%, as compared to a provision of 24.3% for the six months ended July 31, 2010. During the three months ended July 31, 2010, the Company recorded a $48.5 million non-cash charge which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions. The Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the six months ended July 30, 2011 was $19.1 million, or 4.1% of net sales, as compared to a net loss of $93.3 million, or 19.4% of net sales, for the six months ended July 31, 2010.

Non-GAAP Financial Measure

        A reconciliation of the Company's GAAP to non-GAAP loss before income taxes, provision (benefit) for income taxes, net loss and loss per diluted share for the three and six months ended July 30, 2011 and July 31, 2010 are indicated below. For the three and six months ended July 30, 2011 and July 31, 2010, this information reflects, on a non-GAAP adjusted basis, the Company's operating results after excluding the effects of restructuring and certain asset impairment and disposal charges, and normalizing taxes to eliminate the valuation allowance adjustments against deferred tax assets. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses and earnings that the Company believes are not indicative of the Company's operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended July 30, 2011
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(15,235)	$163	$(15,398)	$(0.25)
Adjustments affecting comparability
Deferred tax valuation allowance	—	6,124	6,124	0.10

Non-GAAP as adjusted	$(15,235)	$(5,961)	$(9,274)	$(0.15)

	Three months ended July 31, 2010
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(66,176)	$22,297	$(88,473)	$(1.49)
Adjustments affecting comparability
Restructuring charges(a)	2,063	(829)	1,234	0.02
New York & Company asset impairments and disposals(a)	15,725	(6,321)	9,404	0.16
Deferred tax valuation allowance and reserve for uncertain tax positions	—	48,494	48,494	0.82

Non-GAAP as adjusted	$(48,388)	$(19,047)	$(29,341)	$(0.49)

	Six months ended July 30, 2011
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(18,964)	$112	$(19,076)	$(0.32)
Adjustments affecting comparability
Deferred tax valuation allowance	—	7,623	7,623	0.13

Non-GAAP as adjusted	$(18,964)	$(7,511)	$(11,453)	$(0.19)

	Six months ended July 31, 2010
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(75,065)	$18,267	$(93,332)	$(1.57)
Adjustments affecting comparability
Restructuring charges(a)	2,063	(829)	1,234	0.02
New York & Company asset impairments and disposals(a)	15,725	(6,321)	9,404	0.16
Deferred tax valuation allowance and reserve for uncertain tax positions	—	48,494	48,494	0.82

Non-GAAP as adjusted(b)	$(57,277)	$(23,077)	$(34,200)	$(0.58)

(a)
The tax effect is calculated using a 40.2% effective tax rate.

(b)
Amounts may not add due to rounding.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of July 30, 2011.

        The following tables contain information regarding the Company's liquidity and capital resources:

	July 30, 2011	January 29, 2011	July 31, 2010
	(Amounts in thousands)
Cash and cash equivalents	$36,215	$77,392	$19,995
Working capital	$36,572	$42,765	$17,977

	Six months ended July 30, 2011	Six months ended July 31, 2010
	(Amounts in thousands)
Net cash used in operating activities	$(34,428)	$(54,973)
Net cash used in investing activities	$(5,898)	$(9,344)
Net cash used in financing activities	$(851)	$(2,984)

Net decrease in cash and cash equivalents	$(41,177)	$(67,301)

Operating Activities

        Net cash used in operating activities was $34.4 million for the six months ended July 30, 2011, as compared to $55.0 million for the six months ended July 31, 2010. The decrease in net cash used in operating activities during the six months ended July 30, 2011, as compared to the six months ended July 31, 2010 is primarily due to a decrease in net loss and changes in accounts receivable, inventories and other assets and liabilities, partially offset by changes in income taxes receivable, prepaid expenses, accounts payable, accrued expenses, income taxes payable and deferred rent.

Investing Activities

        Net cash used in investing activities was $5.9 million for the six months ended July 30, 2011, as compared to $9.3 million for the six months ended July 31, 2010. Net cash used in investing activities during the six months ended July 30, 2011 reflects capital expenditures of $4.2 million related to the remodeling of six existing stores and $1.7 million for non-store capital projects. Net cash used in investing activities during the six months ended July 31, 2010 reflects capital expenditures of $6.9 million related to the construction of 17 new stores, including 16 New York & Company Outlet stores, and the remodeling of two existing stores, and $2.4 million related to non-store capital projects.

        As of July 30, 2011, the Company operated 543 stores, including 24 New York & Company Outlet stores. The Company plans to end fiscal year 2011 with approximately 519 to 529 stores, including 26 New York & Company Outlet stores, and 2.8 million selling square feet. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash used in financing activities was $0.9 million for the six months ended July 30, 2011, as compared to $3.0 million for the six months ended July 31, 2010. Net cash used in financing activities for the six months ended July 30, 2011 consists of quarterly payments against the Company's outstanding term loan totaling $3.0 million, partially offset by $2.1 million of proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended July 31, 2010 consists primarily of quarterly payments against the Company's outstanding term loan totaling $3.0 million.

Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Second Amended and Restated Loan and Security Agreement (the "Existing Agreement"), dated August 22, 2007, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. (as successor-in-interest to Jasmine Company, Inc.) as borrowers, together with the Agent and the lenders party thereto, as amended. The Existing Agreement was scheduled to mature on March 17, 2012. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the Existing Agreement.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the amendments to the Existing Agreement provide for, but are not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees as described in greater detail below, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of July 30, 2011, the Company had availability under its revolving credit facility of $54.8 million, net of letters of credit outstanding of $7.7 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million, as of January 29, 2011, and $63.1 million, net of letters of credit outstanding of $7.3 million, as of July 31, 2010.

        The lenders have been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facility. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facility, and such guarantees are joint and several.

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

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The Company's adoption of ASU 2011-05 will not have an impact on its financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. A 1.0% interest rate increase would not materially affect the Company's interest expense. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of July 30, 2011, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.
10.2
Third Amended and Restated Guarantee, made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., New York & Company Stores, Inc. (formerly known as Associated Lerner Shops of America, Inc.), and Lerner New York GC, LLC, in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.
10.3
Collateral Assignment of Transition Services Documents, made by Lerner New York Holding, Inc. and New York & Company, Inc., in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.
10.4
Post-Closing Letter to the Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 8, 2011.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 8, 2011.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 8, 2011.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: September 8, 2011