Form 10-Q
period 2011-10-29
New York & Company, Inc.
filed 2011-12-08
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 29, 2011
OR
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

        As of November 25, 2011, the registrant had 61,930,027 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended October 29, 2011	Three months ended October 30, 2010	Nine months ended October 29, 2011	Nine months ended October 30, 2010
Net sales	$216,708	$238,221	$684,619	$718,520
Cost of goods sold, buying and occupancy costs	163,198	171,767	522,195	573,451

Gross profit	53,510	66,454	162,424	145,069
Selling, general and administrative expenses	59,559	70,354	187,186	222,466
Restructuring charges	—	100	—	1,318

Operating loss	(6,049)	(4,000)	(24,762)	(78,715)
Interest expense, net of interest income of $9, $12, $27, and $38, respectively	122	190	373	540
Loss on modification and extinguishment of debt	144	—	144	—

Loss before income taxes	(6,315)	(4,190)	(25,279)	(79,255)
Provision (benefit) for income taxes	2,656	(6,044)	2,768	12,223

Net (loss) income	$(8,971)	$1,854	$(28,047)	$(91,478)

Basic (loss) earnings per share	$(0.15)	$0.03	$(0.46)	$(1.54)

Diluted (loss) earnings per share	$(0.15)	$0.03	$(0.46)	$(1.54)

Weighted average shares outstanding:
Basic shares of common stock	61,134	59,502	60,703	59,412

Diluted shares of common stock	61,134	60,315	60,703	59,412

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,666	$77,392	$22,461
Accounts receivable	9,804	9,756	17,708
Income taxes receivable	470	527	8,943
Inventories, net	120,784	82,062	112,556
Prepaid expenses	20,556	20,707	20,868
Other current assets	1,335	1,202	1,195
Current assets of discontinued operations	—	54	108

Total current assets	173,615	191,700	183,839
Property and equipment, net	124,051	144,561	151,756
Intangible assets	14,879	14,879	14,879
Deferred income taxes	3,716	3,362	3,647
Other assets	1,191	708	741

Total assets	$317,452	$355,210	$354,862

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$—	$7,500	$6,000
Short-term borrowings	12,000	—	9,000
Accounts payable	77,718	73,611	84,091
Accrued expenses	46,379	64,072	53,860
Income taxes payable	2,778	260	2,073
Deferred income taxes	3,716	3,362	3,647
Current liabilities of discontinued operations	—	130	265

Total current liabilities	142,591	148,935	158,936
Long-term debt, net of current portion	—	—	3,000
Deferred rent	59,052	66,862	68,738
Other liabilities	4,954	5,576	5,582

Total liabilities	206,597	221,373	236,256
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 61,930, 60,197 and 60,011 shares issued and outstanding at October 29, 2011, January 29, 2011, and October 30, 2010, respectively	62	60	60
Additional paid-in capital	162,084	157,021	156,415
Retained deficit	(45,831)	(17,784)	(32,801)
Accumulated other comprehensive loss	(2,063)	(2,063)	(1,671)
Treasury stock at cost; 1,000 shares at October 29, 2011, January 29, 2011 and October 30, 2010	(3,397)	(3,397)	(3,397)

Total stockholders' equity	110,855	133,837	118,606

Total liabilities and stockholders' equity	$317,452	$355,210	$354,862

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended October 29, 2011	Nine months ended October 30, 2010
Operating activities
Net loss	$(28,047)	$(91,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,017	31,165
Loss from impairment charges	887	16,283
Amortization of deferred financing costs	148	162
Write-off of unamortized deferred financing costs	144	—
Share-based compensation expense	2,865	1,829
Deferred income taxes	—	17,863
Changes in operating assets and liabilities:
Accounts receivable	(48)	(8,261)
Income taxes receivable	57	(5,943)
Inventories, net	(38,722)	(25,497)
Prepaid expenses	151	1,740
Accounts payable	4,107	12,072
Accrued expenses	(17,823)	(5,072)
Income taxes payable	2,518	1,082
Deferred rent	(7,810)	(3,282)
Other assets and liabilities	(1,110)	(36)

Net cash used in operating activities	(53,666)	(57,373)

Investing activities
Capital expenditures	(9,367)	(12,989)
Proceeds from sale of fixed assets	—	936

Net cash used in investing activities	(9,367)	(12,053)

Financing activities
Proceeds from borrowings under revolving credit facility	12,000	21,000
Repayment of borrowings under revolving credit facility	—	(12,000)
Repayment of debt	(7,500)	(4,500)
Payment of financing costs	(393)	—
Proceeds from exercise of stock options	2,200	91

Net cash provided by financing activities	6,307	4,591

Net decrease in cash and cash equivalents	(56,726)	(64,835)
Cash and cash equivalents at beginning of period	77,392	87,296

Cash and cash equivalents at end of period	$20,666	$22,461

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 29, 2011

(Unaudited)

1. Organization and Basis of Presentation

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. As of October 29, 2011, the Company operated 542 stores in 43 states.

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

        The condensed consolidated financial statements as of October 29, 2011 and October 30, 2010 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended October 29, 2011 and October 30, 2010 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 29, 2011 ("fiscal year 2010"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 11, 2011. The 52-week fiscal year ending January 28, 2012 is referred to herein as "fiscal year 2011." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

October 29, 2011

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

        During fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations. During the three months ended October 30, 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs associated with exiting the test concept.

        All liabilities related to these restructuring activities were paid as of January 29, 2011. The Company does not currently expect to record any material restructuring charges during fiscal year 2011.

3. Earnings Per Share

        Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) earnings per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards (stock options, stock appreciation rights, unvested restricted stock,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2011

(Unaudited)

3. Earnings Per Share (Continued)

and performance awards) calculated under the treasury stock method. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended October 29, 2011	Three months ended October 30, 2010	Nine months ended October 29, 2011	Nine months ended October 30, 2010
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(8,971)	$1,854	$(28,047)	$(91,478)
Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	61,134	59,502	60,703	59,412

Basic (loss) earnings per share	$(0.15)	$0.03	$(0.46)	$(1.54)

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	61,134	59,502	60,703	59,412
Plus impact of share-based awards	—	813	—	—

Diluted shares of common stock	61,134	60,315	60,703	59,412

Diluted (loss) earnings per share	$(0.15)	$0.03	$(0.46)	$(1.54)

        The calculation of diluted loss per share for the three and nine months ended October 29, 2011 excludes 4,219,553 and 3,724,520 potential shares, respectively, due to their anti-dilutive effect. The calculation of diluted earnings (loss) per share for the three and nine months ended October 30, 2010 excludes 4,119,011 and 4,537,786 potential shares, respectively, due to their anti-dilutive effect.

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification TM ("ASC") Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $1.0 million and $0.8 million for the three months ended October 29, 2011 and October 30, 2010, respectively, and $2.9 million and $1.8 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

        During the nine months ended October 29, 2011, the Company issued 338,260 restricted stock awards, 169,500 stock options and 450,000 stock appreciation rights ("SARs") in connection with the Company's annual performance review process for all associates, the Company's annual awards to certain non-management members of its board of directors, and the hiring of new associates and directors. The vesting period for awards to associates during the nine months ended October 29, 2011 range from three to four years, subject to continued employment with the Company. Annual awards to

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2011

(Unaudited)

4. Share-Based Compensation (Continued)

non-management members of the Company's board of directors typically vest on the one year anniversary of the grant date, subject to continued service on the Company's board of directors.

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

        During the nine months ended October 29, 2011, 1,406,129 shares of common stock were issued upon exercise of previously issued stock options.

        At the Company's 2011 Annual Meeting of Stockholders on June 22, 2011, the Company's stockholders approved, among other matters, an amendment to the Company's Amended and Restated 2006 Long-Term Incentive Plan (the "2006 Plan") to increase the number of shares reserved for issuance by 4,000,000 shares. The aggregate number of shares of the Company's common stock that may now be issued under the 2006 Plan is 8,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights is 3,750,000 shares.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's total employees. The new collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") was recently ratified by the union membership and is now set to expire on August 31, 2013.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2011

(Unaudited)

5. Pension Plan (Continued)

plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service. The Company anticipates contributing approximately $0.9 million to the plan during fiscal year 2011. Net periodic benefit cost includes the following components:

	Three months ended October 29, 2011	Three months ended October 30, 2010	Nine months ended October 29, 2011	Nine months ended October 30, 2010
	(Amounts in thousands)
Service cost	$85	$83	$255	$249
Interest cost	114	126	341	378
Expected return on plan assets	(125)	(120)	(374)	(360)
Amortization of unrecognized prior service cost	(4)	—	(12)	—
Amortization of unrecognized losses	33	32	98	96

Net periodic benefit cost	$103	$121	$308	$363

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

        At January 29, 2011, the Company reported a total liability of $2.2 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. There were no material changes to the liability for unrecognized tax benefits during the nine months ended October 29, 2011. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets totaling $48.0 million was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2011

(Unaudited)

6. Income Taxes (Continued)

of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of October 29, 2011, the Company's valuation allowance against its deferred tax assets was $53.6 million.

        The effective tax rate for the three months ended October 29, 2011 reflects a provision of 42.1%, as compared to a benefit of 144.2% for the three months ended October 30, 2010. The effective tax rate for the nine months ended October 29, 2011 reflects a provision of 10.9%, as compared to a provision of 15.4% for the nine months ended October 30, 2010.

        The effective tax rate during the three months ended October 29, 2011 reflects the impact of a $2.5 million charge related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior. The effective tax rate during the three months ended October 30, 2010 reflects the impact of a $6.1 million tax benefit related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets.

7. Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Second Amended and Restated Loan and Security Agreement (the "Existing Agreement"), dated August 22, 2007, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. (as successor-in-interest to Jasmine Company, Inc.) as borrowers, together with the Agent and the lenders party thereto, as amended. The Existing Agreement was scheduled to mature on March 17, 2012. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the Existing Agreement and wrote off $0.1 million of unamortized deferred financing costs related to the Existing Agreement.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the amendments to the Existing Agreement provide for, but are not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees as described in greater detail below, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2011

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 29, 2011, the Company had availability under its revolving credit facility of $53.7 million, net of letters of credit outstanding of $8.3 million and revolving loans outstanding of $12.0 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as of January 29, 2011, and $62.2 million, net of letters of credit outstanding of $8.8 million and revolving loans outstanding of $9.0 million, as of October 30, 2010.

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

October 29, 2011

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and borrowings under its revolving credit facility. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying value on the balance sheet for the Company's borrowings under its revolving credit facility approximates its fair value due to the variable interest rate it carries, and as such it is classified within Level 2 of the fair value hierarchy.

        The Company tests for impairment of intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired.

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

        During the three months ended October 29, 2011 and October 30, 2010, the Company's evaluation of long-lived assets did not result in any material impairments. During the three months ended July 30, 2011, certain long-lived store assets held and used in underperforming New York & Company stores with a carrying value of $1.1 million were written down to their fair value of $0.2 million, resulting in a pre-tax non-cash impairment charge of $0.9 million reported in "Selling, general and administrative expenses" on the Company's condensed consolidated statements of operations. During the three months ended July 31, 2010, certain long-lived store assets held and used with a carrying value of $24.3 million were written down to their fair value of $8.0 million, resulting in a pre-tax non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept and is reported in "Restructuring charges" on the Company's condensed consolidated statements of operations. Refer to Note 2, "Restructuring" for other charges incurred in connection with exiting the underperforming test accessories concept. The Company classifies these store assets in Level 3 of the fair value hierarchy.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2011

(Unaudited)

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

  •
  the Company's ability to effectively market to customers and drive traffic to its stores;

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. As of October 29, 2011, the Company operated 542 stores in 43 states.

        The Company's outlet business performed in-line with the Company's expectations during the three months ended October 29, 2011, its eCommerce sales nearly doubled during the quarter and, in the Company's comparable store base, average dollar sales per transaction increased by 13.4%, as compared to the three months ended October 30, 2010. Despite these improvements, a reduction in the Company's store base to 542 stores at October 29, 2011 from 579 stores at October 30, 2010 combined with a comparable store sales decrease of 5.2% during the three months ended October 29, 2011 led to a 9.0% decrease in net sales to $216.7 million, as compared to $238.2 million during last year's third quarter. Net loss for the three months ended October 29, 2011 was $9.0 million, or $0.15 per diluted share, as compared to net income of $1.9 million, or $0.03 per diluted share for the three months ended October 30, 2010. On a non-GAAP basis, normalizing taxes to eliminate the valuation allowance against deferred tax assets generated by the operating loss during the three months ended October 29, 2011 and a $2.5 million charge related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior, the Company's adjusted net loss was $3.9 million, or $0.06 per diluted share. On a non-GAAP basis, excluding separation expenses and restructuring charges totaling $1.1 million, and normalizing taxes to eliminate a $6.1 million tax benefit resulting from a change in accounting methods for tax purposes and the valuation allowance against deferred tax assets recorded during the three months ended October 30, 2010, the Company's adjusted net loss was $1.9 million, or $0.03 per diluted share. Please refer to the "Non-GAAP Financial Measures" section below for a reconciliation of the GAAP to non-GAAP financial measures.

        Capital spending for the nine months ended October 29, 2011 was $9.4 million, as compared to $13.0 million for the nine months ended October 30, 2010. The $9.4 million of capital spending represents $7.0 million related to the remodeling of 10 existing stores and $2.4 million related to non-store capital projects. Capital spending during the nine months ended October 30, 2010 represents $8.9 million related to the construction of 21 new stores and the remodeling of six existing stores, and $4.1 million related to non-store capital projects.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 29, 2011 and October 30, 2010:

As a % of net sales	Three months ended October 29, 2011	Three months ended October 30, 2010	Nine months ended October 29, 2011	Nine months ended October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	75.3%	72.1%	76.3%	79.8%

Gross profit	24.7%	27.9%	23.7%	20.2%
Selling, general and administrative expenses	27.5%	29.6%	27.3%	31.0%
Restructuring charges	—%	—%	—%	0.2%

Operating loss	(2.8)%	(1.7)%	(3.6)%	(11.0)%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Loss on modification and extinguishment of debt	0.1%	—%	—%	—%

Loss before income taxes	(3.0)%	(1.8)%	(3.7)%	(11.1)%
Provision (benefit) for income taxes	1.1%	(2.6)%	0.4%	1.6%

Net (loss) income	(4.1)%	0.8%	(4.1)%	(12.7)%

Selected operating data:	Three months ended October 29, 2011	Three months ended October 30, 2010	Nine months ended October 29, 2011	Nine months ended October 30, 2010
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(5.2)%	3.6%	(2.0)%	1.5%
Net sales per average selling square foot(1)	$74	$75	$230	$225
Net sales per average store(2)	$399	$411	$1,247	$1,243
Average selling square footage per store(3)	5,412	5,505	5,412	5,505

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 29, 2011		Three months ended October 30, 2010		Nine months ended October 29, 2011		Nine months ended October 30, 2010
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	543	2,944,813	581	3,184,297	555	3,026,483	576	3,193,602
New stores	—	—	4	13,838	—	—	21	71,500
Closed stores	(1)	(5,503)	(6)	(9,010)	(13)	(63,911)	(18)	(71,873)
Net impact of remodeled stores on selling square feet	—	(5,899)	—	(2,009)	—	(29,161)	—	(6,113)

Stores open, end of period	542	2,933,411	579	3,187,116	542	2,933,411	579	3,187,116

Three Months Ended October 29, 2011 Compared to Three Months Ended October 30, 2010

        Net Sales.    Net sales for the three months ended October 29, 2011 decreased 9.0% to $216.7 million, as compared to $238.2 million for the three months ended October 30, 2010. Contributing to the decline in net sales is the Company's lower store base which consisted of 542 stores at October 29, 2011, as compared to 579 stores at October 30, 2010. Comparable store sales decreased 5.2% for the three months ended October 29, 2011, as compared to an increase of 3.6% for the three months ended October 30, 2010. In the comparable store base, average dollar sales per transaction increased by 13.4%, while the number of transactions per average store decreased by 16.4%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended October 29, 2011 decreased to $53.5 million, or 24.7% of net sales, as compared to $66.5 million, or 27.9% of net sales, for the three months ended October 30, 2010. The decrease in gross profit as a percentage of net sales during the three months ended October 29, 2011 is primarily due to a 200 basis point decrease in merchandise margins resulting from increased product costs coupled with slightly higher markdowns than the prior year's third quarter as a result of entering the third quarter of last year with unusually low levels of carryover goods. In addition, buying and occupancy costs increased as a percentage of net sales by 120 basis points during the three months ended October 29, 2011, driven primarily by deleveraging that resulted from negative comparable store sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $59.6 million, or 27.5% of net sales, for the three months ended October 29, 2011, as compared to $70.4 million, or 29.6% of net sales, for the three months ended October 30, 2010. Selling, general and administrative expenses during the three months ended October 30, 2010 include approximately $1.0 million of separation expenses related to management changes that were not associated with the Company's restructuring activities. After excluding this prior year charge, selling, general and administrative expenses decreased by $9.8 million, or 160 basis points, reflecting the favorable impact of store payroll efficiencies, the reduction in the Company's store base since the end of the third quarter of last year and a decrease in the Company's incentive-based compensation.

        Restructuring Charges.    As previously disclosed, during fiscal year 2010 the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations. During the three months ended October 30, 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs associated with exiting the test concept. No restructuring charges were incurred during the three months ended October 29, 2011.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended October 29, 2011 was $6.0 million, or 2.8% of net sales, as compared to an operating loss of $4.0 million, or 1.7% of net sales, for the three months ended October 30, 2010.

        Interest Expense, Net.    Net interest expense was $0.1 million for the three months ended October 29, 2011, as compared to $0.2 million for the three months ended October 30, 2010.

        Loss on Modification and Extinguishment of Debt.    In connection with the repayment in full of the $4.5 million outstanding balance on the Company's term loan and entering into a Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. on August 10, 2011, the Company wrote off $0.1 million of unamortized deferred financing costs related to its previous credit facilities.

        Provision (Benefit) for Income Taxes.    The effective tax rate for the three months ended October 29, 2011 reflects a provision of 42.1%, as compared to a benefit of 144.2% for the three months ended October 30, 2010. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. The effective tax rate during the three months ended October 29, 2011 includes a $2.5 million charge related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior. The effective tax rate during the three months ended October 30, 2010 includes a $6.1 million tax benefit related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets.

        Net (Loss) Income.    For the reasons discussed above, net loss for the three months ended October 29, 2011 was $9.0 million, or 4.1% of net sales, as compared to net income of $1.9 million, or 0.8% of net sales, for the three months ended October 30, 2010.

Nine Months Ended October 29, 2011 Compared to Nine Months Ended October 30, 2010

        Net Sales.    Net sales for the nine months ended October 29, 2011 decreased 4.7% to $684.6 million, as compared to $718.5 million for the nine months ended October 30, 2010. Contributing to the decline in net sales is the Company's lower store base which consisted of 542 stores at October 29, 2011, as compared to 579 stores at October 30, 2010. Comparable store sales for the nine months ended October 29, 2011 decreased by 2.0%, as compared to an increase of 1.5% for the nine months ended October 30, 2010. The decline in comparable store sales reflects a reduction in the Company's level of promotional activity and reduced markdowns during the first six months of fiscal year 2011. In the comparable store base, average dollar sales per transaction increased by 19.5%, while the number of transactions per average store decreased by 18.0%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended October 29, 2011 increased to $162.4 million, or 23.7% of net sales, as compared to $145.1 million, or 20.2% of net sales, for the nine months ended October 30, 2010. The increase in gross profit as a percentage of net sales during the nine months ended October 29, 2011 is primarily due to a 320 basis point improvement in merchandise margins, resulting largely from a reduction in markdowns during the spring season. In addition, buying and occupancy costs decreased as a percentage of net sales by 30 basis points during the nine months ended October 29, 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $187.2 million, or 27.3% of net sales, for the nine months ended October 29, 2011, as compared to $222.5 million, or 31.0% of net sales, for the nine months ended October 30, 2010. Selling, general and administrative expenses during the nine months ended October 30, 2010 were impacted by the inclusion of non-cash charges totaling $15.7 million, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. In addition, the nine months ended October 30, 2010 includes $1.0 million of separation expenses related to management changes that were not associated with the Company's restructuring activities and $2.6 million of expenses related to state sales and use tax and payroll tax audits. No such charges were incurred during the nine months ended October 29, 2011. Also contributing to the decrease in selling, general and administrative expenses during the nine months ended October 29, 2011, as compared to the nine months ended October 30, 2010, are the impact of store payroll efficiencies and the reduction of the Company's store base since the end of the third quarter of last year.

        Restructuring Charges.    As previously disclosed, during fiscal year 2010 the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the three months ended July 31, 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the condensed consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the condensed consolidated statements of operations. During the three months ended October 30, 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exist costs associated with exiting the test concept. No restructuring charges were incurred during the nine months ended October 29, 2011.

        Operating Loss.    For the reasons discussed above, operating loss for the nine months ended October 29, 2011 was $24.8 million, or 3.6% of net sales, as compared to an operating loss of $78.7 million, or 11.0% of net sales, for the nine months ended October 30, 2010.

        Interest Expense, Net.    Net interest expense was $0.4 million for the nine months ended October 29, 2011, as compared to $0.5 million for the nine months ended October 30, 2010.

        Loss on Modification and Extinguishment of Debt.    In connection with the repayment in full of the $4.5 million outstanding balance on the Company's term loan and entering into a Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. on August 10, 2011, the Company wrote off $0.1 million of unamortized deferred financing costs related to its previous credit facilities.

        Provision for Income Taxes.    The effective tax rate for the nine months ended October 29, 2011 reflects a provision of 10.9%, as compared to a provision of 15.4% for the nine months ended October 30, 2010. The change in the effective tax rate during the nine months ended October 29, 2011, as compared to the same period last year, is primarily due to the following: (i) a $48.5 million non-cash charge to income tax expense incurred during the three months ended July 31, 2010, which includes a $48.0 million valuation allowance against the Company's deferred tax assets and a $0.5 million reserve for uncertain tax positions, (ii) a $6.1 million tax benefit recorded during the three months ended October 30, 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $2.5 million charge to income tax expense incurred during the three months ended October 29, 2011 related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the nine months ended October 29, 2011 was $28.0 million, or 4.1% of net sales, as compared to a net loss of $91.5 million, or 12.7% of net sales, for the nine months ended October 30, 2010.

Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP loss before income taxes, provision (benefit) for income taxes, net (loss) income and (loss) earnings per diluted share for the three and nine months ended October 29, 2011 and October 30, 2010 are indicated below. For the three and nine months ended October 29, 2011 and October 30, 2010, this information reflects, on a non-GAAP adjusted basis, the Company's operating results after excluding the effects of certain non-operating charges and normalizing taxes to eliminate the valuation allowance adjustments against deferred tax assets. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses and earnings that the Company believes are not indicative of the Company's operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended October 29, 2011
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(6,315)	$2,656	$(8,971)	$(0.15)
Adjustments affecting comparability
Valuation allowance from temporary differences identified in an IRS income tax audit	—	2,484	2,484	0.04
Deferred tax valuation allowance	—	2,539	2,539	0.04

Non-GAAP as adjusted(b)	$(6,315)	$(2,367)	$(3,948)	$(0.06)

	Three months ended October 30, 2010
(Amounts in thousands, except per share amounts)	Loss before income taxes	Benefit for income taxes	Net income (loss)	Earnings (loss) per diluted share
GAAP as reported	$(4,190)	$(6,044)	$1,854	$0.03
Adjustments affecting comparability
Restructuring charges(a)	100	(40)	60	—
Separation expenses(a)	953	(383)	570	0.01
Tax benefit from a change in accounting methods for tax purposes	—	(6,082)	(6,082)	(0.10)
Deferred tax valuation allowance and reserve for uncertain tax positions	—	1,695	1,695	0.03

Non-GAAP as adjusted	$(3,137)	$(1,234)	$(1,903)	$(0.03)

	Nine months ended October 29, 2011
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(25,279)	$2,768	$(28,047)	$(0.46)
Adjustments affecting comparability
Valuation allowance from temporary differences identified in an IRS income tax audit	—	2,484	2,484	0.04
Deferred tax valuation allowance	—	10,162	10,162	0.17

Non-GAAP as adjusted	$(25,279)	$(9,878)	$(15,401)	$(0.25)

	Nine months ended October 30, 2010
(Amounts in thousands, except per share amounts)	Loss before income taxes	Provision (benefit) for income taxes	Net loss	Loss per diluted share
GAAP as reported	$(79,255)	$12,223	$(91,478)	$(1.54)
Adjustments affecting comparability
Restructuring charges(a)	2,163	(870)	1,293	0.02
Separation expenses(a)	953	(383)	570	0.01
New York & Company asset impairments and disposals(a)	15,725	(6,321)	9,404	0.16
Tax benefit from a change in accounting methods for tax purposes	—	(6,082)	(6,082)	(0.10)
Deferred tax valuation allowance and reserve for uncertain tax positions	—	50,189	50,189	0.84

Non-GAAP as adjusted	$(60,414)	$(24,310)	$(36,104)	$(0.61)

(a)
The tax effect is calculated using a 40.2% effective tax rate.

(b)
Amounts may not add due to rounding.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of October 29, 2011.

        The following tables contain information regarding the Company's liquidity and capital resources:

	October 29, 2011	January 29, 2011	October 30, 2010
	(Amounts in thousands)
Cash and cash equivalents	$20,666	$77,392	$22,461
Working capital	$31,024	$42,765	$24,903

	Nine months ended October 29, 2011	Nine months ended October 30, 2010
	(Amounts in thousands)
Net cash used in operating activities	$(53,666)	$(57,373)
Net cash used in investing activities	$(9,367)	$(12,053)
Net cash provided by financing activities	$6,307	$4,591

Net decrease in cash and cash equivalents	$(56,726)	$(64,835)

Operating Activities

        Net cash used in operating activities was $53.7 million for the nine months ended October 29, 2011, as compared to $57.4 million for the nine months ended October 30, 2010. The decrease in net cash used in operating activities during the nine months ended October 29, 2011, as compared to the nine months ended October 30, 2010, is primarily due to a lower net loss and changes in accounts receivable, income taxes receivable and income taxes payable, partially offset by changes in inventories, prepaid expenses, accounts payable, accrued expenses, deferred rent and other assets and liabilities.

Investing Activities

        Net cash used in investing activities was $9.4 million for the nine months ended October 29, 2011, as compared to $12.1 million for the nine months ended October 30, 2010. Net cash used in investing activities during the nine months ended October 29, 2011 reflects capital expenditures of $7.0 million related to the remodeling of 10 existing stores and $2.4 million for non-store capital projects. Net cash used in investing activities during the nine months ended October 30, 2010 reflects capital expenditures of $8.9 million related to the construction of 21 new stores and the remodeling of six existing stores, and $4.1 million related to non-store capital projects, partially offset by $0.9 million of proceeds from the sale of fixed assets.

        As of October 29, 2011, the Company operated 542 stores, including 26 New York & Company Outlet stores. The Company plans to end fiscal year 2011 with approximately 529 stores, including 27 New York & Company Outlet stores, and 2.8 million selling square feet. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities was $6.3 million for the nine months ended October 29, 2011, as compared to $4.6 million for the nine months ended October 30, 2010. Net cash provided by financing activities for the nine months ended October 29, 2011 consists of $12.0 million of proceeds from borrowings under the Company's revolving credit facility and $2.2 million of proceeds from the exercise of stock options, partially offset by payments against the Company's term loan totaling $7.5 million and the payment of $0.4 million of financing costs in connection with the completion of the Company's amended credit facility on August 10, 2011. Net cash provided by financing activities for the nine months ended October 30, 2010 consists primarily of $21.0 million of proceeds from borrowings under the Company's revolving credit facility, partially offset by a $12.0 million repayment of borrowings under the Company's revolving credit facility and quarterly payments against the Company's previously outstanding term loan of $4.5 million.

Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Second Amended and Restated Loan and Security Agreement (the "Existing Agreement"), dated August 22, 2007, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. (as successor-in-interest to Jasmine Company, Inc.) as borrowers, together with the Agent and the lenders party thereto, as amended. The Existing Agreement was scheduled to mature on March 17, 2012. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the Existing Agreement and wrote off $0.1 million of unamortized deferred financing costs related to the Existing Agreement.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the amendments to the Existing Agreement provide for, but are not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees as described in greater detail below, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 29, 2011, the Company had availability under its revolving credit facility of $53.7 million, net of letters of credit outstanding of $8.3 million and revolving loans outstanding of $12.0 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million and no revolving loans outstanding, as of January 29, 2011, and $62.2 million, net of letters of credit outstanding of $8.8 million and revolving loans outstanding of $9.0 million, as of October 30, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of October 29, 2011, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

9.1	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2011.

31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2011.

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 8, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
By:	/s/ SHEAMUS TOAL
Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 8, 2011