Form 10-K
period 2012-01-28
New York & Company, Inc.
filed 2012-04-09
CIK 1211351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of July 29, 2011 was approximately $159.5 million, using the closing price per share of $5.46, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 30, 2012 was 62,107,707.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 28, 2012, the Company operated 532 stores with 2.9 million selling square feet in 43 states.

        The Company offers a merchandise assortment consisting of wear-to-work and casual apparel and accessories, including pants, dresses, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags and jewelry. The Company's merchandise reflects current fashions and fulfills a broad spectrum of its customers' lifestyle and wardrobe requirements, with a focus on wear-to-work apparel.

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

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 28, 2012, January 29, 2011 and January 30, 2010 are referred to herein as "fiscal year 2011," "fiscal year 2010," and "fiscal year 2009," respectively. The 53-week year ending February 2, 2013 is referred to herein as "fiscal year 2012."

The Company's Growth Strategies

        The Company believes that it can maximize sales by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points. The Company plans to drive higher margin sales with new fashion items and increased focus on its wear-to-work assortments. In addition, the Company will continue to grow the jewelry business, while improving the fashion and assortment of other accessories categories over the long term. The integration of the accessories and apparel business through more appealing and effective visual merchandising in the Company's stores has proven to be a successful strategy and will remain an area of significant focus for the Company.

eCommerce Store

        The Company believes that its eCommerce store (www.nyandcompany.com) provides an effective means to reach its existing customers and more importantly attract new customers to the New York & Company brand. The eCommerce store is designed to cater to the customers' lifestyle needs by offering an easy alternative to shop, while also increasing brand awareness. The Company believes that it can continue to grow sales with its eCommerce store by broadening its online assortment with new product exclusives and expanded product extensions. The Company is continuing to develop the infrastructure and functionality of the site to offer more merchandise on the eCommerce store and to enhance customer service on the site.

Optimize the New York & Company Store Base

        The Company is focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling a portion of its existing stores annually. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability and is in-line with its multi-year restructuring and cost reduction program announced in January 2009.

Expand the New York & Company Outlet Store Base

        The New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the Outlet stores and clearance merchandise. The Company plans to continue opening a number of new New York & Company Outlet stores each year, and believes over the long term, the growth potential for New York & Company Outlet stores could be approximately 75 locations. As of January 28, 2012, the Company operated 26 Outlet stores.

Enhance Brand Image and Increase Customer Loyalty

        The Company believes that the awareness of a nationally recognized brand further drives merchandise sales and customer loyalty. The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, customer service, and consistent marketing across all channels of the business. The Company believes that its combination of fashion apparel, accessories and attractive price points differentiates its brand from its competitors and drives strong recognition and endorsement by its target customers.

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

        While the Company delivers selected new items every two to four weeks to its stores in order to keep the merchandise current and to keep customers engaged, new product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies and a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products both from importers and directly from manufacturers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. In fiscal year 2011, the Company sourced nearly all of its merchandise from Bahrain, China, El Salvador, Guatemala, India, Indonesia, Jordan, the Philippines, the United States, Taiwan and Vietnam. The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 90% of purchases in fiscal year 2011.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with Limited Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of Limited Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for suppliers, labor standards, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. IPS representatives visit apparel factories to ensure that the factory quality control associates understand and comply with the Company's requirements. The Company's independent buying agents and importers also conduct in-line factory and final quality audits.

        The Company also engages two independent audit firms to visit each year a selection of factories that manufacture accessories for the Company to ensure that these factories understand and comply with the Company's Code of Business Conduct for suppliers, labor standards and supply chain security standards.

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

        Under the transition services agreement, as amended on September 14, 2010, these services will terminate upon the earliest of the following: (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services.

        The Company relies on a third-party to operate its eCommerce store, including fulfillment services. The third-party warehouse facility is located in Martinsville, Virginia. Merchandise is received in this location from Limited Brands' distribution center. The operation of the Company's eCommerce store is covered by a master services agreement that is set to expire on February 28, 2013.

Real Estate

        As of January 28, 2012, the Company operated 532 stores in 43 states, with an average of 5,401 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity. All of the Company's stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2007	536	54	(12)	25	578
2008	578	25	(14)	14	589
2009	589	11	(24)	3	576
2010	576	22	(43)	8	555
2011	555	—	(23)	11	532

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net (reduction) increase of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2007	3,236,540	228,727	(88,042)	(49,775)	3,327,450
2008	3,327,450	104,641	(98,572)	(38,740)	3,294,779
2009	3,294,779	31,755	(133,398)	466	3,193,602
2010	3,193,602	74,830	(230,435)	(11,514)	3,026,483
2011	3,026,483	—	(123,978)	(29,069)	2,873,436

Store Count by State as of January 28, 2012

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	11	Maine	1	North Dakota	1
Arizona	8	Maryland	15	Ohio	24
Arkansas	4	Massachusetts	11	Oklahoma	4
California	47	Michigan	12	Pennsylvania	31
Colorado	6	Minnesota	9	Rhode Island	3
Connecticut	7	Mississippi	5	South Carolina	12
Delaware	1	Missouri	11	South Dakota	1
Florida	33	Nebraska	3	Tennessee	14
Georgia	18	Nevada	4	Texas	47
Illinois	22	New Hampshire	2	Utah	2
Indiana	9	New Jersey	28	Virginia	21
Iowa	2	New Mexico	1	Washington	3
Kansas	2	New York	52	West Virginia	4
Kentucky	7	North Carolina	18	Wisconsin	8
Louisiana	8

				Grand Total	532

        Site Selection.    The Company's real estate management team is responsible for new store site selection. In selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        The Company plans to open a number of new New York & Company Outlet stores each year, while relocating and remodeling a portion of its existing store base annually. Each Outlet store is approximately 3,500 to 5,000 selling square feet. New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the Outlet stores and clearance merchandise. The Company believes over the long term, the growth potential for New York & Company Outlet stores could be approximately 75 locations.

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

        Field Sales Organization.    Store operations are organized into four regions and 43 districts. Each region is managed by a regional sales leader. The Company staffs approximately 43 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is typically staffed with a store manager and two additional support managers. Higher volume stores may have additional support managers as required. All stores are staffed with hourly sales associates. The Company has approximately 1,600 full-time in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

        Store Sales Associates.    The Company typically employs between 5,000 and 9,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has well-established store operating policies and procedures, updated and efficient point-of-sale ("POS") terminals and an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings. The Company offers its sales associates a discount to encourage them to wear the Company's apparel and accessories on the selling floor.

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes that its combination of fashion apparel, accessories and attractive price points differentiates its brand from its competitors. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of its brand through, among other things, direct mail marketing, in-store marketing, e-mail and text messaging programs, social media such as Facebook, and select advertising. The Company also makes investments to enhance the overall client experience through opening new stores, remodeling existing stores, broadening its assortment online at www.nyandcompany.com, and focusing on client service.

        The Company believes that it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers. The Company uses its customer database, which includes approximately 6.5 million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

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

        Sales, cash deposit and related credit card information are electronically collected from the stores' POS terminals and eCommerce website on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, where permitted by law, the Company collects customer transaction data to update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company's ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company believes its competitors include Ann Taylor LOFT®, Express®, JCPenney®, Kohl's®, Macy's®, Old Navy® and Target®, among others. The Company differentiates itself from its competitors on the basis of its fashion and proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during the fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the end of the first quarter and beginning of the second quarter.

Intellectual Property

        The Company believes that it has all of the registered trademarks it needs to protect its New York & Company®, Lerner®, Lerner New York®, New York Style®, City Stretch®, City Style® and NY&C® brands and it vigorously enforces all of its trademark rights.

Employees and Labor Relations

        As of January 28, 2012, the Company had a total of 7,131 employees of which 2,051 were full-time employees and 5,080 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO ("Local 1102") is set to expire August 31, 2013. Approximately 8% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

Available Information

        The Company makes available free of charge on its website, http://www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after filing or furnishing such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company's Audit Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company's Corporate Governance Guidelines, Code of Business Conduct for Associates, Code of Conduct for Principal Executive Officers and Key Financial Associates, and Code of Business Conduct for Suppliers, are also available on the website.

Item 1A.    Risk Factors

Economic conditions may cause a decline in business and consumer spending which could adversely affect the Company's business and financial performance.

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers. These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. The current economic conditions may continue to negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's business, financial condition and results of operations. The current economic conditions could also negatively impact the Company's merchandise vendors and their ability to deliver products and sustain profits and sufficient liquidity. To counteract their cash flow problems, the Company's merchandise vendors may require letters-of-credit or attempt to increase prices, pass through increased costs or seek some other form of relief, which may adversely impact the Company's business, financial condition and results of operations. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations.

The raw materials used to manufacture the Company's products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from approximately 11 countries, with China, Vietnam and Indonesia representing approximately 90% of all purchases during fiscal year 2011. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2004 through fiscal year 2011, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve consistency in its future sales and cannot ensure a high level of comparable store sales in the future.

        The Company's comparable store sales and results of operations are affected by a variety of factors, including but not limited to:

  •
  fashion trends;

  •
  mall traffic;

  •
  the Company's ability to effectively market to its customers and drive traffic to its stores;

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

        Seasonal fluctuations also affect the Company's inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the end of the first quarter and beginning of the second quarter. If the Company is not successful in selling its inventory, it may have to write down the value of its inventory or sell it at significantly reduced prices or the Company may not be able to sell such inventory at all, which could have a material adverse effect on the Company's financial condition and results of operations.

Since the Company relies significantly on foreign sources of production, it is at risk from a variety of factors that could leave it with inadequate or excess inventories, resulting in decreased profits or losses.

        The Company purchases apparel and accessories in foreign markets, with a significant portion coming from China, Vietnam and Indonesia. The Company does not have any long-term merchandise supply contracts and many of its imports are subject to existing or potential duties and tariffs. The Company competes with other companies for production facilities.

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

The Company's growth strategy includes the addition of a number of new New York & Company Outlet stores each year, while relocating and remodeling a portion of its existing store base annually. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company's growth strategy may strain its resources and cause the performance of its existing stores to suffer.

        The Company's growth strategy includes the addition of a number of new New York & Company Outlet stores each year, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. To the extent that the Company's new Outlet store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its new stores through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

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

        Additional services are also provided by Limited Brands and its subsidiaries and affiliates pursuant to the transition services agreement. IPS assists the Company with its monitoring of country of origin and point of fabrication compliance for U.S. Customs. IPS also monitors compliance with the Company's Code of Business Conduct for suppliers, and labor standards and supply chain security standards. Any failure of Limited Brands or IPS to fulfill their obligations under the transition services agreement would disrupt the Company's operations and negatively impact its profitability.

        Under the transition services agreement, as amended on September 14, 2010, these services will terminate upon the earliest of the following: (i) 24 months from the date that Limited Brands notifies the Company that Limited Brands wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (ii) 24 months from the date that the Company notifies Limited Brands that the Company wishes to terminate the services, which notice shall be no earlier than February 1, 2014; (iii) 60 days after the Company has given notice to Limited Brands that Limited Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after Limited Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of Limited Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to Limited Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use Limited Brands for these services. The Company's failure to successfully replace the services could have a material adverse effect on the Company's business and prospects.

        The Company uses a third party for its eCommerce operations, including order management, order fulfillment, customer care, and channel management services. A failure by the third party to adequately manage the Company's eCommerce operations may negatively impact the Company's profitability.

        The Company relies on third parties to monitor Code of Business Conduct for suppliers and labor standards compliance, supply chain security standards, and product quality requirements for its accessories business. Any failure by these third parties to adequately perform their functions may disrupt the Company's operations and negatively impact its reputation and its profitability.

        The Company may rely on third parties for the implementation and/or management of certain aspects of its information technology infrastructure. Failure by any of these third parties to implement and/or manage the Company's information technology infrastructure effectively could disrupt its operations and negatively impact its profitability.

        The Company relies on a third party to administer its proprietary credit card program. The inability of the administration company to effectively service the credit card program could materially limit credit availability for the Company's customers, which would negatively impact the Company's revenues and, consequently, its profitability.

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

The Company is subject to numerous laws and regulations that could affect its operations. Changes in such laws and regulations could affect its profitability and impact the operation of its business through delayed shipments of its goods, increased costs, fines or penalties.

        The Company is subject to federal and state minimum wage laws, as well as various business customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company's proprietary credit cards and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company's knowledge, or are violated by the Company's employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling laws or regulations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in these laws or regulations could result in increased costs to the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

Government mandatory healthcare requirements could adversely affect the Company's profits.

        In March 2010, the Patient Protection and Affordable Care Act (the "Act") and the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act") were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over four years. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these provisions, are expected to result, directly or indirectly, in increased health care costs for the Company. This legislation as well as any future changes in healthcare legislation could increase expenses for the Company and have an adverse effect on the Company's financial condition and results of operations.

The Company may be unable to compete favorably in the highly competitive retail industry, and if it loses customers to its competitors, its sales could decrease causing a decrease in profits or losses.

        The sale of apparel and accessories is highly competitive. Increased competition could result in price reductions, increased marketing expenditures and loss of market share, all of which could have a material adverse effect on the Company's financial condition and results of operations.

        The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores and department stores. The Company's competitors include Ann Taylor LOFT, Express, JCPenney, Kohl's, Macy's, Old Navy and Target, among others. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and target customers through catalogs and eCommerce.

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

        The Company and third parties that manage portions of the Company's secure data are subject to cybersecurity risks and incidents. The Company's business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and the Company's financial and strategic data. The protection of the Company's customer, employee and Company data is vitally important to the Company. While the Company has implemented measures to prevent security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist the Company in managing its secure data could adversely affect the Company's business, financial condition and results of operations.

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

Risks associated with the Company's eCommerce store

        The Company operates an on-line store at www.nyandcompany.com to sell its merchandise. The Company's eCommerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, cybersecurity breaches and the need to invest in additional computer systems. The eCommerce operations also involve other risks that could have an impact on the Company's results of operations, including but not limited to diversion of sales from the Company's other stores, rapid technological change, liability for on-line content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. If the Company is unable to successfully address and respond to these risks, eCommerce revenues could be lost, costs could increase, and the Company's reputation may be damaged.

The covenants in the Company's credit facility impose restrictions that may limit its operating and financial flexibility.

        The Company's credit facility contains a number of significant restrictions and covenants that limit its ability to:

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

        In addition, the Company's credit facility includes other and more restrictive covenants and prohibits it from prepaying its other indebtedness while indebtedness under its credit facility is outstanding. The agreement governing the Company's credit facility also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company's ability to comply with these ratios may be affected by events beyond the Company's control.

        The restrictions contained in the agreement governing the Company's credit facility could:

  •
  limit the Company's ability to plan for or react to market conditions or meet capital needs or otherwise restrict its activities or business plans; and

  •
  adversely affect the Company's ability to finance its operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in the Company's interest.

        A breach of any of these restrictive covenants or the Company's inability to comply with the required financial ratios could result in a default under the agreement governing its credit facility. If a default occurs, the lender under the credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable.

        The lender also has the right in these circumstances to terminate any commitments the lender has to provide further borrowings. If the Company is unable to repay outstanding borrowings when due, the lender under the credit facility also has the right to proceed against the collateral, including the Company's available cash, granted to the lender to secure the indebtedness.

The Company may lose key personnel.

        The Company believes that it has benefited from the leadership and experience of its key personnel. The loss of the services of any of these individuals could have a material adverse effect on the business and the prospects of the Company. Competition for key personnel in the retail industry is intense and the Company's future success will also depend upon its ability to retain, recruit and train key personnel. As previously announced, Richard P. Crystal retired as Chief Executive Officer of the Company effective February 11, 2011, and Gregory J. Scott, President, was appointed Chief Executive Officer. In addition, the Company has made several other key management changes throughout the organization over the past two years. It may take longer than anticipated for the new senior management team to implement its strategies and accomplish its objectives, which could have a negative effect on the Company's financial condition and results of operations.

The Company is a "controlled company," and the interests in its business of its controlling stockholders may be different from yours.

        Pursuant to a stockholders agreement among certain stockholders of the Company, Irving Place Capital (formerly known as Bear Stearns Merchant Banking) is able to, subject to applicable law, designate a majority of the members of the Board of Directors of the Company and control actions to be taken by the Company and its Board of Directors, including amendments to the Company's restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets. The directors so elected will have the authority, subject to the terms of the Company's indebtedness and the rules and regulations of the New York Stock Exchange, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Because Irving Place Capital owns more than 50% of the voting power of the Company, the Company is considered a "controlled company" for the purposes of the New York Stock Exchange listing requirements. As such, the Company is permitted to opt out of the New York Stock Exchange corporate governance requirements that its Board of Directors, its Compensation Committee and its Nomination and Governance Committee meet the standard of independence established by those corporate governance requirements. As a result, the Company's Board of Directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those independence standards were to apply. The New York Stock Exchange independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Two of the Company's directors are employees of Irving Place Capital, and one of the Company's directors is a strategic advisor to Irving Place Capital. It is possible that the interests of Irving Place Capital or that of an entity that controls Irving Place Capital may in some circumstances conflict with the Company's interests and the interests of its other stockholders.

Provisions in the Company's restated certificate of incorporation and Delaware law may delay or prevent the Company's acquisition by a third party.

        The Company's restated certificate of incorporation contains a "blank check" preferred stock provision. Blank check preferred stock enables the Company's Board of Directors, without stockholders' approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as the Company's Board of Directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 3.7 million total gross square feet as of January 28, 2012, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.    Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 30, 2012 was 186. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2011
Fourth quarter	$3.19	$2.25
Third quarter	$5.56	$2.48
Second quarter	$6.30	$4.18
First quarter	$7.50	$5.21
Fiscal Year 2010
Fourth quarter	$5.89	$3.12
Third quarter	$3.37	$1.67
Second quarter	$6.50	$2.03
First quarter	$6.53	$3.59

        The Company has not declared or paid any dividends on its common stock since the acquisition of the Company by Irving Place Capital in November 2002. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay dividends on its common stock is limited by the covenants of its credit facility and may be further restricted by the terms of any of its future debt or preferred securities.

Performance Graph

        The following graph shows a quarterly comparison of the cumulative total return on an initial investment of $100 on February 3, 2007 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's SmallCap 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended January 28, 2012, referred to as "fiscal year 2011," the 52-week fiscal year ended January 29, 2011, referred to as "fiscal year 2010," the 52-week fiscal year ended January 30, 2010, referred to as "fiscal year 2009," the 52-week fiscal year ended January 31, 2009, referred to as "fiscal year 2008," and the 52-week fiscal year ended February 2, 2008, referred to as "fiscal year 2007," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2011 (52-weeks)	Fiscal Year 2010 (52-weeks)	Fiscal Year 2009 (52-weeks)	Fiscal Year 2008 (52-weeks)	Fiscal Year 2007 (52-weeks)
Statements of operations data(1):
Net sales	$956,456	$1,021,699	$1,006,675	$1,139,853	$1,194,944
Cost of goods sold, buying and occupancy costs(2)	734,838	788,378	754,086	843,478	851,739

Gross profit	221,618	233,321	252,589	296,375	343,205
Selling, general and administrative expenses	257,188	298,419	274,139	306,101	298,325
Restructuring charges(2)	—	1,281	2,376	24,529	—

Operating (loss) income	(35,570)	(66,379)	(23,926)	(34,255)	44,880
Interest expense, net of interest income	495	697	755	726	1,200
Loss on modification and extinguishment of debt	144	—	—	—	—

(Loss) income from continuing operations before income taxes	(36,209)	(67,076)	(24,681)	(34,981)	43,680
Provision (benefit) for income taxes(3)	2,728	9,466	(11,197)	(14,683)	17,004

(Loss) income from continuing operations	(38,937)	(76,542)	(13,484)	(20,298)	26,676
Income (loss) from discontinued operations, net of taxes(1)	—	81	3	491	(31,533)

Net (loss) income	$(38,937)	$(76,461)	$(13,481)	$(19,807)	$(4,857)

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(0.64)	$(1.29)	$(0.23)	$(0.34)	$0.46
Basic earnings (loss) per share from discontinued operations	—	—	—	0.01	(0.54)

Basic loss per share	$(0.64)	$(1.29)	$(0.23)	$(0.33)	$(0.08)

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share from continuing operations	$(0.64)	$(1.29)	$(0.23)	$(0.34)	$0.44
Diluted earnings (loss) per share from discontinued operations	—	—	—	0.01	(0.52)

Diluted loss per share	$(0.64)	$(1.29)	$(0.23)	$(0.33)	$(0.08)

Weighted average shares outstanding:
Basic shares of common stock	60,824	59,443	59,457	59,650	58,537

Diluted shares of common stock	60,824	59,443	59,457	59,650	61,028

(amounts in thousands)	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Balance sheet data (at period end):
Cash and cash equivalents (including cash at discontinued operations of $0, $0, $0, $1 and $223, respectively)	$50,787	$77,392	$87,296	$54,281	$73,957
Working capital	$27,018	$42,765	$67,954	$70,599	$84,479
Total assets	$297,356	$355,210	$436,527	$456,813	$488,456
Total debt(4)	$—	$7,500	$13,500	$19,500	$25,500
Stockholders' equity	$100,105	$133,837	$208,164	$222,496	$239,961

(1)
On October 18, 2007, the Company announced its decision to close all of the stores operated by the Company's subsidiary Jasmine Company, Inc. ("JasmineSola"). In connection with the decision to exit the JasmineSola business, the Company recorded a $35.2 million impairment charge in fiscal year 2007 related to the property and equipment, goodwill and trademarks of JasmineSola, a $1.3 million charge for severance costs and a $5.8 million charge for lease termination costs. As of February 2, 2008, all JasmineSola stores were closed and all other exit procedures were substantially complete; therefore, JasmineSola's results of operations are presented as discontinued operations in the prior periods presented.

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

For further information related to the Loan Agreement, please refer to Note 13, "Long-Term Debt and Credit Facilities" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain matters discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, those discussed under the headings "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report on Form 10-K and:

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

  •
  the Company's ability to open and operate stores successfully, including its New York & Company Outlet stores, and the potential lack of availability of suitable store locations on acceptable terms;

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

  •
  the Company's ability to maintain, and its reliance on, its information technology infrastructure, and its ability to prevent security breaches and cyber incidents;

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 28, 2012, the Company operated 532 stores in 43 states.

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The 52-week years ended January 28, 2012, January 29, 2011 and January 30, 2010 are referred to herein as "fiscal year 2011," "fiscal year 2010," and "fiscal year 2009," respectively. The 53-week year ending February 2, 2013 is referred to herein as "fiscal year 2012."

Fiscal Year 2011 Summary

        For fiscal year 2011, net sales were $956.5 million, as compared to $1,021.7 million for fiscal year 2010, and comparable store sales decreased 3.3% for fiscal year 2011 versus an increase of 1.6% in fiscal year 2010. Gross profit for fiscal year 2011 decreased $11.7 million to $221.6 million, or 23.2% of net sales, as compared to $233.3 million, or 22.8% of net sales, in fiscal year 2010. Selling, general and administrative expenses for fiscal year 2011 decreased $41.2 million to $257.2 million, or 26.9% of net sales, as compared to $298.4 million, or 29.2% of net sales, for fiscal year 2010. Loss from continuing operations was $38.9 million, or $0.64 per diluted share, for fiscal year 2011, as compared to a loss from continuing operations of $76.5 million, or $1.29 per diluted share, for fiscal year 2010. For a description of the significant factors impacting the Company's results, please refer to the section below entitled "Results of Operations."

        As planned, the Company did not open any new stores in fiscal year 2011 in an effort to preserve its liquidity and focus on optimizing its existing store base. During fiscal year 2011, the Company closed 23 stores and remodeled 11 existing stores, resulting in a reduction of 153,047 selling square feet. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability of its existing store base and is in-line with its multi-year restructuring and cost reduction program announced in January 2009.

        Capital spending for fiscal year 2011 was $12.2 million, as compared to $15.7 million for fiscal year 2010. The $12.2 million of capital spending represents $8.0 million related to the remodeling of 11 existing stores and $4.2 million related to non-store capital projects, which principally represent information technology enhancements. As of January 28, 2012, the Company operated 532 stores and 2.9 million selling square feet, as compared to 555 stores and 3.0 million selling square feet as of January 29, 2011.

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement amended and restated the Company's Second Amended and Restated Loan and Security Agreement (the "Existing Agreement"), dated August 22, 2007, as amended. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the Existing Agreement.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the Loan Agreement provides for, but is not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million.

        As of January 28, 2012, the Company had cash and cash equivalents of $50.8 million, working capital of $27.0 million and availability under its revolving credit facility of $36.6 million.

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores and the Company's eCommerce store. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operation from the store's original opening date or once it has been reopened after remodeling. Sales from the Company's eCommerce store are included in comparable store sales. Non-comparable store sales include stores which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store are recognized when the merchandise is shipped to the customer and the purchases are paid for. A reserve is provided for projected merchandise returns based on prior experience.

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

        Cost of Goods Sold, Buying and Occupancy Costs.    Cost of goods sold, buying and occupancy costs is comprised of direct inventory costs for merchandise sold, distribution costs, shipping costs, payroll and related costs for design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2011, fiscal year 2010 and fiscal year 2009:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	76.8%	77.2%	74.9%

Gross profit	23.2%	22.8%	25.1%
Selling, general and administrative expenses	26.9%	29.2%	27.3%
Restructuring charges	—%	0.1%	0.2%

Operating loss	(3.7)%	(6.5)%	(2.4)%
Interest expense, net	0.1%	0.1%	0.1%
Loss on modification and extinguishment of debt	—%	—%	—%

Loss from continuing operations before income taxes	(3.8)%	(6.6)%	(2.5)%
Provision (benefit) for income taxes	0.3%	0.9%	(1.2)%

Loss from continuing operations	(4.1)%	(7.5)%	(1.3)%
Income from discontinued operations, net of taxes	—%	—%	—%

Net loss	(4.1)%	(7.5)%	(1.3)%

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales (decrease) increase	(3.3)%	1.6%	(11.8)%
Net sales per average selling square foot(1)	$324	$329	$310
Net sales per average store(2)	$1,758	$1,805	$1,727
Average selling square footage per store(3)	5,401	5,453	5,544

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2011		Fiscal Year 2010		Fiscal Year 2009
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	555	3,026,483	576	3,193,602	589	3,294,779
New stores	—	—	22	74,830	11	31,755
Closed stores	(23)	(123,978)	(43)	(230,435)	(24)	(133,398)
Net impact of remodeled stores on selling square feet	—	(29,069)	—	(11,514)	—	466

Stores open, end of period	532	2,873,436	555	3,026,483	576	3,193,602

Fiscal Year 2011 Compared to Fiscal Year 2010

        Net Sales.    Net sales for fiscal year 2011 decreased 6.4% to $956.5 million, as compared to $1,021.7 million for fiscal year 2010. Contributing to the decline in net sales is the Company's lower store base which consisted of 532 stores open at January 28, 2012, as compared to 555 stores open at January 29, 2011. In addition, comparable store sales decreased 3.3% for fiscal year 2011, as compared to an increase of 1.6% for fiscal year 2010. In the comparable store base, average dollar sales per transaction increased by 13.4%, while the number of transactions per average store decreased by 14.7%, as compared to the same period last year.

        Gross Profit.    Gross profit for fiscal year 2011 decreased to $221.6 million, or 23.2% of net sales, as compared to $233.3 million, or 22.8% of net sales, for fiscal year 2010. The increase in gross profit as a percentage of net sales during fiscal year 2011, as compared to fiscal year 2010, was primarily the result of a 60 basis point improvement in merchandise margin. While buying and occupancy costs decreased in fiscal year 2011, as a percentage of net sales these costs increased by 20 basis points primarily due to the decline in leverage resulting from the negative comparable store sales. During the spring season of fiscal year 2011, the Company experienced merchandise margin improvements as the Company conservatively managed its inventory levels while delivering an improved spring merchandise assortment, which allowed the Company to improve product flow, rationalize its promotional calendar, and optimize sales productivity. During the fall season of fiscal year 2011, the Company experienced a decrease in merchandise margin compared to the prior year, resulting primarily from increased promotional activity necessary to drive traffic, increase sales and liquidate non go-forward holiday inventory, and to ensure that inventories were clean entering the spring season of fiscal year 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $257.2 million, or 26.9% of net sales, for fiscal year 2011, as compared to $298.4 million, or 29.2% of net sales, for fiscal year 2010. Selling, general and administrative expenses during fiscal year 2010 were impacted by the inclusion of: (i) $15.7 million of non-cash charges recorded during the second quarter of fiscal year 2010, of which $15.2 million relates to the impairment of store assets and $0.5 million relates to the disposal of certain information technology assets; (ii) $2.7 million of charges in connection with state sales and use tax and payroll tax audits; (iii) $1.0 million of separation expenses related to management changes that were not associated with the Company's restructuring activities; (iv) recruiting expenses associated with the hiring of the new chief executive officer and certain other executive positions; (v) legal expenses due to two lawsuits; and (vi) incentive compensation expense resulting primarily from the Company's improved performance in the third and fourth quarters of fiscal year 2010. Also contributing to the decrease in selling, general and administrative expenses during fiscal year 2011, as compared to fiscal year 2010, are the impact of store payroll efficiencies and the reduction of the Company's store base since the fourth quarter last year. These expense savings were partially offset by $3.1 million of non-cash charges recorded in connection with the impairment of store assets during fiscal year 2011.

        Restructuring Charges.    The Company did not incur restructuring charges during fiscal year 2011. In fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, during the second quarter of fiscal year 2010, the Company recorded $1.1 million of non-cash charges related to the impairment of store assets and $0.1 million of severance costs, which are reported in "Restructuring charges" on the consolidated statements of operations. In addition, the Company recorded a $0.8 million charge related to the write-off of inventory, which is reported in "Cost of goods sold, buying and occupancy costs" on the consolidated statements of operations. During the third quarter of fiscal year 2010, the Company recorded additional pre-tax restructuring charges of $0.1 million related primarily to lease exit costs associated with the exiting of this concept.

        Operating Loss.    For the reasons discussed above, operating loss for fiscal year 2011 was $35.6 million, or 3.7% of net sales, as compared to an operating loss of $66.4 million, or 6.5% of net sales, during fiscal year 2010.

        Interest Expense, Net.    Net interest expense was $0.5 million during fiscal year 2011, as compared to $0.7 million during fiscal year 2010.

        Provision for Income Taxes.    The effective tax rate for fiscal year 2011 reflects a provision of 7.5%, as compared to a provision of 14.1% for fiscal year 2010. The income tax provision in fiscal year 2011 is primarily due to a $2.5 million charge to income tax expense incurred during the third quarter related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit settlement for tax years prior to and including 2002. The income tax provision in fiscal year 2010 is primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 14, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Loss from Continuing Operations.    For the reasons discussed above, loss from continuing operations was $38.9 million, or 4.1% of net sales, for fiscal year 2011. This compares to a loss from continuing operations of $76.5 million, or 7.5% of net sales, for fiscal year 2010.

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

        Gross Profit.    Gross profit for fiscal year 2010 was $233.3 million, or 22.8% of net sales, as compared to $252.6 million, or 25.1% of net sales, for fiscal year 2009. The decrease in gross profit as a percentage of net sales in fiscal year 2010, as compared to last year, is due to a 360 basis point decrease in merchandise margin resulting from increased levels of promotional activity primarily during the second quarter in order to drive sales and clear inventory in preparation for the fall season, partially offset by a 130 basis point decrease in buying and occupancy costs. The decrease in buying and occupancy costs as a percentage of net sales, as compared to fiscal year 2009, is primarily attributable to the increase in comparable store sales combined with savings recognized from the Company's multi-year restructuring and cost reduction program launched in January 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $298.4 million, or 29.2% of net sales, during fiscal year 2010, as compared to $274.1 million, or 27.3% of net sales, during fiscal year 2009. The increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of non-cash charges totaling $15.7 million recorded during the second quarter of fiscal year 2010, of which $15.2 million relates to the impairment of New York & Company store assets and $0.5 million relates to the disposal of certain information technology assets. During the third quarter of fiscal year 2010, the Company recorded approximately $1.0 million of separation expenses related to management changes that were not associated with the Company's restructuring activities. In addition, the Company recorded charges totaling $2.7 million in connection with state sales and use tax and payroll tax audits. Also contributing to the increase in selling, general and administrative expenses for fiscal year 2010 was an increase in recruiting expenses incurred in connection with the hiring of the new chief executive officer and certain other executive positions, an increase in legal expenses due to two lawsuits and an increase in incentive compensation expense resulting primarily from the Company's improved performance in the third and fourth quarters of fiscal year 2010, as compared to the same periods in the prior year.

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

Quarterly Results and Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company's financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the end of the first quarter and beginning of the second quarter.

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

	Fiscal Year 2011				Fiscal Year 2010
	Quarter ended				Quarter ended
Statements of Operations data	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
	(Amounts in thousands, except per share data)
Net sales	$239,354	$228,557	$216,708	$271,837	$236,982	$243,317	$238,221	$303,179
Gross profit	$61,990	$46,924	$53,510	$59,194	$58,545	$20,070	$66,454	$88,252
Operating (loss) income	$(3,599)	$(15,114)	$(6,049)	$(10,808)	$(8,703)	$(66,012)	$(4,000)	$12,336
(Loss) income from continuing operations	$(3,678)	$(15,398)	$(8,971)	$(10,890)	$(4,859)	$(88,473)	$1,854	$14,936
Income from discontinued operations, net of taxes	$—	$—	$—	$—	$—	$—	$—	$81
Net (loss) income	$(3,678)	$(15,398)	$(8,971)	$(10,890)	$(4,859)	$(88,473)	$1,854	$15,017
Basic (loss) earnings per share of common stock:
Basic EPS—continuing operations	$(0.06)	$(0.25)	$(0.15)	$(0.18)	$(0.08)	$(1.49)	$0.03	$0.25
Basic EPS—discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Basic (loss) earnings per share	$(0.06)	$(0.25)	$(0.15)	$(0.18)	$(0.08)	$(1.49)	$0.03	$0.25

Diluted (loss) earnings per share of common stock:
Diluted EPS—continuing operations	$(0.06)	$(0.25)	$(0.15)	$(0.18)	$(0.08)	$(1.49)	$0.03	$0.24
Diluted EPS—discontinued operations	$—	$—	$—	$—	$—	$—	$—	$0.01

Diluted (loss) earnings per share	$(0.06)	$(0.25)	$(0.15)	$(0.18)	$(0.08)	$(1.49)	$0.03	$0.25

Weighted average shares outstanding:
Basic shares of common stock	60,021	60,953	61,134	61,189	59,337	59,396	59,502	59,537

Diluted shares of common stock	60,021	60,953	61,134	61,189	59,337	59,396	60,315	61,126

	Fiscal Year 2011				Fiscal Year 2010
	Quarter ended				Quarter ended
(as a % of net sales)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	25.9%	20.5%	24.7%	21.8%	24.7%	8.2%	27.9%	29.1%
Operating (loss) income	(1.5)%	(6.6)%	(2.8)%	(4.0)%	(3.7)%	(27.1)%	(1.7)%	4.1%
(Loss) income from continuing operations	(1.5)%	(6.7)%	(4.1)%	(4.0)%	(2.1)%	(36.4)%	0.8%	4.9%

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Annual Report on Form 10-K, the Company is in compliance with all debt covenants.

(Amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Cash and cash equivalents	$50,787	$77,392	$87,296
Working capital	$27,018	$42,765	$67,954

(Amounts in thousands)	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Net cash (used in) provided by operating activities of continuing operations	$(8,554)	$10,803	$55,306
Net cash used in investing activities of continuing operations	$(12,158)	$(14,759)	$(13,285)
Net cash used in financing activities of continuing operations	$(5,893)	$(5,948)	$(9,000)
Net cash used in discontinued operations	$—	$—	$(6)

Net (decrease) increase in cash and cash equivalents	$(26,605)	$(9,904)	$33,015

Operating Activities of Continuing Operations

        Net cash used in operating activities of continuing operations was $8.6 million during fiscal year 2011, as compared to net cash provided by operating activities of $10.8 million during fiscal year 2010. The decrease in net cash provided by operating activities of continuing operations during fiscal year 2011, as compared to fiscal year 2010, is primarily related to changes in deferred income taxes, income taxes receivable, inventory, prepaid expenses, accounts payable, accrued expenses, deferred rent, and other assets and liabilities, partially offset by changes in accounts receivable and income taxes payable combined with a decrease in loss from continuing operations in fiscal year 2011.

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

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $12.2 million, $14.8 million and $13.3 million, during fiscal year 2011, fiscal year 2010 and fiscal year 2009, respectively. Net cash used in investing activities during fiscal year 2011 reflects capital expenditures of $12.2 million, which includes $8.0 million related to the remodeling of 11 existing stores and $4.2 million related to non-store capital projects, which principally represent information technology enhancements. Net cash used in investing activities during fiscal year 2010 reflects capital expenditures of $10.2 million related to the construction of 22 new stores and the remodeling of eight existing stores, and $5.5 million related to non-store capital projects, partially offset by $0.9 million of proceeds from the sale of fixed assets. Net cash used in investing activities during fiscal year 2009 reflects capital expenditures of $6.7 million related to the construction of 11 new stores and the remodeling of three existing stores, and $6.6 million for non-store capital projects, which principally represent information technology enhancements.

        For fiscal year 2012, capital expenditures are expected to be in the range of $20 million to $23 million, reflecting the expansion of the Company's Outlet business, as compared to $12.2 million in fiscal year 2011. For fiscal year 2012, the Company currently expects to open 15 to 20 new Outlet stores, remodel 10 to 15 existing locations, and close between 25 and 30 stores, ending the year with between 517 and 527 stores, including 41 to 46 Outlet stores.

Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations was $5.9 million, $5.9 million and $9.0 million in fiscal year 2011, fiscal year 2010 and fiscal year 2009, respectively. Net cash used in financing activities of continuing operations for fiscal year 2011 consisted of $14.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $14.0 million of borrowings, the full repayment of the Company's outstanding term loan totaling $7.5 million, the payment of $0.6 million of financing costs related to the Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A., partially offset by $2.2 million of proceeds from the exercise of stock options and the related tax benefit to the Company. Net cash used in financing activities of continuing operations for fiscal year 2010 consisted primarily of $21.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $21.0 million of borrowings and quarterly payments against the Company's outstanding term loan totaling $6.0 million. Net cash used in financing activities of continuing operations for fiscal year 2009 consisted of quarterly payments against the Company's outstanding term loan totaling $6.0 million plus $3.4 million used for the repurchase of 1,000,000 shares of the Company's common stock under its authorized share repurchase program, partially offset by $0.4 million of proceeds from the exercise of stock options and the related tax benefit to the Company.

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

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the Loan Agreement provides for, but is not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees as described in greater detail below, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of January 28, 2012, the Company had availability under its revolving credit facility of $36.6 million, net of letters of credit outstanding of $7.2 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million, as of January 29, 2011.

        The lender has been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facility. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facility, and such guarantees are joint and several.

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2012.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of January 28, 2012:

		Payments Due by Period(3)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Operating leases(1)	$500,187	$107,784	$195,650	$129,154	$67,599
Purchase obligations(2)	91,858	85,858	4,000	2,000	—

Total contractual obligations	$592,045	$193,642	$199,650	$131,154	$67,599

(1)
Represents future minimum lease payments, under non-cancelable leases as of January 28, 2012. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2011, CAM charges and real estate taxes were $60.0 million and other landlord charges were $4.6 million.

(2)
Represents purchase orders for merchandise and store construction commitments not yet received or recorded on the consolidated balance sheet, as well as a contractual obligation for distribution and logistics services used in the normal course of business.

(3)
Not included in the above table are net potential cash obligations of $1.6 million associated with unrecognized tax benefits and $3.6 million associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the unfunded pension liability, please refer to Note 14, "Income Taxes" and Note 10, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of January 28, 2012:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$605	$605	$—	$—	$—
Standby letters of credit(1)	6,625	6,625	—	—	—

Total commercial commitments	$7,230	$7,230	$—	$—	$—

(1)
Issued under its revolving credit facility. At January 28, 2012, there were no outstanding borrowings under this facility.

(2)
Excludes purchase orders for merchandise and supplies in the normal course of business.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company's consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, intangible assets, and income taxes. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluations during fiscal year 2011 resulted in non-cash charges of $0.9 million and $2.2 million during the second quarter and fourth quarter, respectively, related to the impairment of store assets. The Company's evaluations during fiscal year 2010 resulted in a non-cash charge of $16.3 million related to the impairment of store assets during the second quarter. The Company's evaluations during fiscal year 2009 resulted in a non-cash charge of $1.2 million related to the impairment of store assets during the fourth quarter.

        Intangible Assets.    ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC 350"), prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser.

        The Company tests for impairment of intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired. The impairment test for intangible assets not subject to amortization is determined in accordance with ASC 350 and consists of a comparison of the fair value of the intangible asset with its carrying value. The Company estimates the fair value of intangible assets not subject to amortization, specifically trademarks, based on an income approach using the "relief from royalty method." This method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The "relief from royalty method" involves two steps: (i) estimation of reasonable royalty rates for the trademarks and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The calculated cost savings ("relief from royalty" payment) associated with the trademarks is determined by multiplying the selected royalty rate by the forecasted net sales stream. The cash flows are then discounted to present values using the selected discount rate and compared to the carrying value of the asset. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The Company's fiscal year 2011, fiscal year 2010 and fiscal year 2009 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

        The calculation of estimated fair values used in the evaluation of intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables, that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations.

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

        During the second quarter of fiscal year 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. As of January 28, 2012 and January 29, 2011, the Company reported a valuation allowance against its deferred tax assets totaling $58.4 million and $40.0 million, respectively. For further information related to deferred tax assets and the related valuation allowance, please refer to Note 14, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Adoption of New Accounting Standards

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends ASC Topic 820, "Fair Value Measurements and Disclosures." The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application by public entities is not permitted. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position and results of operations.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The Company has not early adopted nor does it expect the adoption of ASU 2011-05 to have a material impact on its financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of January 28, 2012, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of January 28, 2012, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2012.

        The Company's independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear on pages 47 and 48 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2012.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2012.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2012.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2009	Sales Return Reserve	$1,679	$34,634	$34,589	$1,724
2010	Sales Return Reserve	$1,724	$30,725	$30,783	$1,666
2011	Sales Return Reserve	$1,666	$34,091	$34,360	$1,397
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2012.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 9, 2012
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 9, 2012
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 9, 2012
/s/ JILL BERAUD Jill Beraud	Director	April 9, 2012
/s/ DAVID H. EDWAB David H. Edwab	Director	April 9, 2012
/s/ JAMES O. EGAN James O. Egan	Director	April 9, 2012

Name	Title	Date

/s/ JOHN D. HOWARD John D. Howard	Director	April 9, 2012
/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	April 9, 2012
/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	April 9, 2012
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 9, 2012
/s/ MICHELLE PEARLMAN Michelle Pearlman	Director	April 9, 2012
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 9, 2012
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 9, 2012
/s/ EDMOND S. THOMAS Edmond S. Thomas	Director	April 9, 2012

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 28, 2012 and our report dated April 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 9, 2012

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended January 28, 2012 (52-weeks)	Fiscal year ended January 29, 2011 (52-weeks)	Fiscal year ended January 30, 2010 (52-weeks)
Net sales	$956,456	$1,021,699	$1,006,675
Cost of goods sold, buying and occupancy costs	734,838	788,378	754,086

Gross profit	221,618	233,321	252,589
Selling, general and administrative expenses	257,188	298,419	274,139
Restructuring charges	—	1,281	2,376

Operating loss	(35,570)	(66,379)	(23,926)
Interest expense, net of interest income of $38, $51 and $128, respectively	495	697	755
Loss on modification and extinguishment of debt	144	—	—

Loss from continuing operations before income taxes	(36,209)	(67,076)	(24,681)
Provision (benefit) for income taxes	2,728	9,466	(11,197)

Loss from continuing operations	(38,937)	(76,542)	(13,484)
Income from discontinued operations, net of taxes	—	81	3

Net loss	$(38,937)	$(76,461)	$(13,481)

Basic loss per share:
Basic loss per share from continuing operations	$(0.64)	$(1.29)	$(0.23)
Basic earnings per share from discontinued operations	—	—	—

Basic loss per share	$(0.64)	$(1.29)	$(0.23)

Diluted loss per share:
Diluted loss per share from continuing operations	$(0.64)	$(1.29)	$(0.23)
Diluted earnings per share from discontinued operations	—	—	—

Diluted loss per share	$(0.64)	$(1.29)	$(0.23)

Weighted average shares outstanding:
Basic shares of common stock	60,824	59,443	59,457

Diluted shares of common stock	60,824	59,443	59,457

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$50,787	$77,392
Accounts receivable	7,269	9,756
Income taxes receivable	477	527
Inventories, net	81,328	82,062
Prepaid expenses	21,057	20,707
Other current assets	968	1,202
Current assets of discontinued operations	—	54

Total current assets	161,886	191,700
Property and equipment, net	115,280	144,561
Intangible assets	14,879	14,879
Deferred income taxes	4,361	3,362
Other assets	950	708

Total assets	$297,356	$355,210

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$—	$7,500
Accounts payable	72,297	73,611
Accrued expenses	55,146	64,072
Income taxes payable	3,064	260
Deferred income taxes	4,361	3,362
Current liabilities of discontinued operations	—	130

Total current liabilities	134,868	148,935
Deferred rent	57,127	66,862
Other liabilities	5,256	5,576

Total liabilities	197,251	221,373
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 62,053 and 60,197 shares issued and outstanding at January 28, 2012 and January 29, 2011, respectively	62	60
Additional paid-in capital	162,940	157,021
Retained deficit	(56,721)	(17,784)
Accumulated other comprehensive loss	(2,779)	(2,063)
Treasury stock at cost; 1,000 shares at January 28, 2012 and January 29, 2011	(3,397)	(3,397)

Total stockholders' equity	100,105	133,837

Total liabilities and stockholders' equity	$297,356	$355,210

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended January 28, 2012 (52-weeks)	Fiscal year ended January 29, 2011 (52-weeks)	Fiscal year ended January 30, 2010 (52-weeks)
Operating activities
Net loss	$(38,937)	$(76,461)	$(13,481)
Less: Income from discontinued operations, net of taxes	—	81	3

Loss from continuing operations	(38,937)	(76,542)	(13,484)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	38,418	41,090	42,368
Loss from impairment charges	3,055	16,283	1,218
Amortization of deferred financing costs	167	216	216
Write-off of unamortized deferred financing costs	144	—	—
Share-based compensation expense	3,719	2,474	1,768
Deferred income taxes	—	17,863	(5,242)
Changes in operating assets and liabilities:
Accounts receivable	2,487	(309)	2,546
Income taxes receivable	50	2,473	7,202
Inventories, net	734	4,997	17,802
Prepaid expenses	(350)	1,901	2,002
Accounts payable	(1,314)	1,592	3,588
Accrued expenses	(9,056)	5,140	(2,189)
Income taxes payable	2,804	(731)	991
Deferred rent	(9,735)	(5,158)	(3,828)
Other assets and liabilities	(740)	(486)	348

Net cash (used in) provided by operating activities of continuing operations	(8,554)	10,803	55,306
Investing activities
Capital expenditures	(12,158)	(15,695)	(13,285)
Proceeds from sale of fixed assets	—	936	—

Net cash used in investing activities of continuing operations	(12,158)	(14,759)	(13,285)
Financing activities
Proceeds from borrowings under revolving credit facility	14,000	21,000	—
Repayment of borrowings under revolving credit facility	(14,000)	(21,000)	—
Repayment of debt	(7,500)	(6,000)	(6,000)
Payment of financing costs	(595)	—	—
Repurchase of treasury stock	—	—	(3,417)
Proceeds from exercise of stock options	2,202	95	86
Excess tax benefit (reduction) from exercise of stock options	—	(43)	331

Net cash used in financing activities of continuing operations	(5,893)	(5,948)	(9,000)
Cash flows from discontinued operations
Operating cash flows	—	—	(6)
Investing cash flows	—	—	—
Financing cash flows	—	—	—

Net cash used in discontinued operations	—	—	(6)
Net (decrease) increase in cash and cash equivalents	(26,605)	(9,904)	33,015
Cash and cash equivalents at beginning of period (including cash at discontinued operations of $0, $0 and $1, respectively)	77,392	87,296	54,281

Cash and cash equivalents at end of period	$50,787	$77,392	$87,296

Cash paid during the period for interest	$396	$529	$675

Cash paid (refunds) during the period for taxes	$457	$(9,774)	$(16,057)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings (Deficit)
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 31, 2009	60,508	$60	—	$—	$152,330	$72,158	$(2,052)	$222,496
Purchase of treasury stock	(1,000)	—	1,000	(3,397)	(20)	—	—	(3,417)
Stock options exercised	220	—	—	—	86	—	—	86
Restricted stock issued	49	—	—	—	—	—	—	—
Restricted stock forfeits	(381)	—	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	—	331	—	—	331
Share-based compensation expense	—	—	—	—	1,768	—	—	1,768
Net loss	—	—	—	—	—	(13,481)	—	(13,481)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	381	381

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,100)

Balance at January 30, 2010	59,396	$60	1,000	$(3,397)	$154,495	$58,677	$(1,671)	$208,164
Stock options exercised	185	—	—	—	95	—	—	95
Restricted stock issued	904	—	—	—	—	—	—	—
Restricted stock forfeits	(288)	—	—	—	—	—	—	—
Reduction of excess tax benefit from exercise of stock options	—	—	—	—	(43)	—	—	(43)
Share-based compensation expense	—	—	—	—	2,474	—	—	2,474
Net loss	—	—	—	—	—	(76,461)	—	(76,461)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(392)	(392)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(76,853)

Balance at January 29, 2011	60,197	$60	1,000	$(3,397)	$157,021	$(17,784)	$(2,063)	$133,837
Stock options exercised	1,419	2	—	—	2,200	—	—	2,202
Restricted stock issued	667	—	—	—	—	—	—	—
Restricted stock forfeits	(230)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,719	—	—	3,719
Net loss	—	—	—	—	—	(38,937)	—	(38,937)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(716)	(716)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(39,653)

Balance at January 28, 2012	62,053	$62	1,000	$(3,397)	$162,940	$(56,721)	$(2,779)	$100,105

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

January 28, 2012

1. Organization and Basis of Presentation of Financial Statements

Formation of New York & Company, Inc.

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 28, 2012, the Company operated 532 stores in 43 states.

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

Basis of Presentation and Principles of Consolidation

        The Company's fiscal year is a 52 or 53 week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended January 28, 2012 ("fiscal year 2011"), the 52-weeks ended January 29, 2011 ("fiscal year 2010"), and the 52-weeks ended January 30, 2010 ("fiscal year 2009"). On a stand alone basis, without the consolidation of Lerner Holding and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Revenue Recognition

        Revenue from the sale of merchandise at the Company's stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift certificate and gift card sales and store credits is recognized at redemption. Prior to their redemption, gift certificates, gift cards and store credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. The Company presents sales taxes collected from customers on a net basis (excluded from revenues).

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

January 28, 2012

2. Summary of Significant Accounting Policies (Continued)

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

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 28, 2012 and January 29, 2011, the deferred lease liability was $57.1 million and $66.9 million, respectively, and is reported as deferred rent on the consolidated balance sheets.

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

January 28, 2012

2. Summary of Significant Accounting Policies (Continued)

Cost of Goods Sold, Buying and Occupancy Costs

        Cost of goods sold, buying and occupancy costs is comprised of direct inventory costs for merchandise sold, distribution costs, shipping costs, payroll and related costs for the Company's design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs.

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

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in selling, general, and administrative expenses on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2011	$26,587
2010	$27,569
2009	$30,200

        At January 28, 2012 and January 29, 2011, marketing costs reported in prepaid expenses on the consolidated balance sheets amounted to $1.1 million and $0.9 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. At January 28, 2012 and January 29, 2011, deferred financing costs were $0.5 million and $0.3 million, net of accumulated amortization of $1.8 million and $1.5 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

2. Summary of Significant Accounting Policies (Continued)

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) is calculated in accordance with ASC Topic 220, "Comprehensive Income." Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For fiscal year 2011, other comprehensive loss consisted of a minimum pension liability adjustment of $0.4 million, net of a $0.3 million tax benefit which was offset by a corresponding adjustment to the valuation allowance against deferred tax assets. For fiscal year 2010, other comprehensive loss consisted of a minimum pension liability adjustment of $0.2 million, net of a $0.2 million tax benefit which was offset by a corresponding adjustment to the valuation allowance against deferred tax assets. For fiscal year 2009, other comprehensive income consisted of a minimum pension liability adjustment of $0.4 million, net of taxes of $0.3 million. Accumulated other comprehensive loss is reported separately in the consolidated statement of stockholders' equity.

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

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands, except per share amounts)
Loss from continuing operations	$(38,937)	$(76,542)	$(13,484)
Income from discontinued operations, net of taxes	—	81	3

Net loss	$(38,937)	$(76,461)	$(13,481)

Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	60,824	59,443	59,457

Basic loss per share from continuing operations	$(0.64)	$(1.29)	$(0.23)
Basic earnings per share from discontinued operations	—	—	—

Basic loss per share	$(0.64)	$(1.29)	$(0.23)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	60,824	59,443	59,457
Plus impact of share-based awards	—	—	—

Diluted shares of common stock	60,824	59,443	59,457

Diluted loss per share from continuing operations	$(0.64)	$(1.29)	$(0.23)
Diluted earnings per share from discontinued operations	—	—	—

Diluted loss per share	$(0.64)	$(1.29)	$(0.23)

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

2. Summary of Significant Accounting Policies (Continued)

        The calculation of diluted loss per share from continuing operations for fiscal year 2011, fiscal year 2010, and fiscal year 2009 excludes 3,893,549 potential shares, 4,580,058 potential shares and 3,455,773 potential shares, respectively, due to their antidilutive effect.

Recently Issued Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application by public entities is not permitted. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position and results of operations.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The Company has not early adopted nor does it expect the adoption of ASU 2011-05 to have a material impact on its financial position and results of operations.

3. Fair Value Measurements

        ASC 820 establishes a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

3. Fair Value Measurements (Continued)

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At January 29, 2011, the carrying amount of the Company's long-term debt approximated its fair value due to the variable interest rate it carried, and as such it is classified within level 2 of the fair value hierarchy.

        In accordance with the provisions of ASC 360, during fiscal year 2011 certain long-lived store assets held and used with a carrying value of $3.1 million were written down to their fair value, resulting in pre-tax non-cash impairment charges totaling $3.1 million that are reported in "Selling, general and administrative expenses" on the Company's consolidated statements of operation. During the second quarter of fiscal year 2010, certain long-lived store assets held and used with a carrying value of $24.3 million were written down to their fair value of $8.0 million, resulting in a pre-tax non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept the Company exited and is reported in "Restructuring charges" on the Company's consolidated statements of operations. The Company classifies these store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

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

        In total, the Company recorded pre-tax restructuring charges of $24.5 million during the fourth quarter of fiscal year 2008, which includes a non-cash charge of $22.9 million related to the impairment

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

4. Restructuring (Continued)

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

        As of January 29, 2011, all severance liabilities related to the restructuring program had been substantially paid. Since the inception of the Company's restructuring activities in January 2009, it has paid $2.7 million in total for the severance liabilities described above.

5. Significant Risks and Uncertainties

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, intangible assets, and income taxes. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

        The Company utilizes three major apparel vendors, which together represented approximately 70% of the Company's merchandise purchases during fiscal year 2011. The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 90% of purchases in fiscal year 2011. No individual factory represented more than approximately 4% of the Company's merchandise purchases during fiscal year 2011.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

5. Significant Risks and Uncertainties (Continued)

Economic Uncertainty

        Current economic conditions could negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's business, financial condition and results of operations. In addition, the current economic conditions could negatively impact the Company's merchandise vendors and their ability to deliver products, which may also adversely impact the Company's business, financial condition and results of operations.

6. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at both January 28, 2012 and January 29, 2011 was $1.2 million. The Company does not have any off-balance sheet arrangements with credit exposure.

7. Intangible Assets

        ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives. The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser.

        The Company tests for impairment of intangible assets at least annually in the fourth quarter, or more frequently if events or circumstances indicate that the asset may be impaired. The impairment test for intangible assets not subject to amortization is determined in accordance with ASC 350 and consists of a comparison of the fair value of the intangible asset with its carrying value. The Company estimates the fair value of intangible assets not subject to amortization, specifically trademarks, based on an income approach using the "relief from royalty method." This method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The "relief from royalty method" involves two steps: (i) estimation of reasonable royalty rates for the trademarks and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The calculated cost savings ("relief from royalty" payment) associated with the trademarks is determined by multiplying the selected royalty rate by the forecasted net sales stream. The cash flows are then discounted to present values using the selected discount rate and compared to the carrying value of the asset. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

7. Intangible Assets (Continued)

        The Company's fiscal year 2011, fiscal year 2010 and fiscal year 2009 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

8. Property and Equipment

        Property and equipment at January 28, 2012 and January 29, 2011 consist of the following:

	January 28, 2012	January 29, 2011
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	161,538	163,487
Office furniture, fixtures, and equipment	17,408	15,474
Leasehold improvements	175,563	180,779
Software	33,271	30,748
Construction in progress	2,154	3,744

Total	390,051	394,349
Less accumulated depreciation	274,771	249,788

Property and equipment, net	$115,280	$144,561

        Depreciation expense amounted to $38.4 million, $41.0 million and $42.2 million for fiscal year 2011, fiscal year 2010 and fiscal year 2009, respectively.

        During the second quarter and fourth quarter of fiscal year 2011, the Company recorded non-cash impairment charges of $0.9 million and $2.2 million, respectively, related to store assets, which are reported in "Selling, general and administrative expenses" on the Company's consolidated statement of operations. During the second quarter of fiscal year 2010, the Company recorded a non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept the Company exited and is reported in "Restructuring charges" on the Company's consolidated statements of operations. During the fourth quarter of fiscal year 2009, the Company recorded non-cash charges related to the impairment of store assets in connection with its restructuring and cost reduction program of $1.2 million, which is reported in "Restructuring charges" on the Company's consolidated statements of operations.

9. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various non-cancelable operating leases expiring in various years through 2022. Leases on retail business locations typically specify minimum rentals plus common area

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

9. Commitments and Contingencies (Continued)

maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and some provide renewal options at rates specified in the leases.

        A summary of rent expense is as follows:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Fixed minimum rentals	$90,123	$95,741	$99,129
Contingent rentals	6,961	8,130	7,552

Total store rentals	97,084	103,871	106,681
Office space rentals	5,400	5,397	5,413
Equipment rentals	1,064	1,131	1,100

Total rental expense	$103,548	$110,399	$113,194

Sublease rental income	$277	$486	$521

        As of January 28, 2012 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent	Sublease Rental Income
	(Amounts in thousands)
2012	$107,784	$49
2013	101,351	4
2014	94,299	—
2015	76,029	—
2016	53,125	—
Thereafter	67,599	—

Total	$500,187	$53

        The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2011, CAM charges and real estate taxes were $60.0 million and other landlord charges were $4.6 million.

        As of January 28, 2012, the Company had open purchase commitments for merchandise and store construction totaling approximately $77.7 million and $6.1 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

9. Commitments and Contingencies (Continued)

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

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2011	$1,885
2010	$1,293
2009	$2,001

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at January 28, 2012. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing approximately $0.9 million to the plan during fiscal year 2012. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2011	Fiscal Year 2010
Equity securities	65%	63%
Fixed income	33%	36%
Cash and cash equivalents	2%	1%

        The Company's investment policy generally targets 60% to 65% in equity securities and 35% to 40% in fixed income.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

10. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at January 28, 2012, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 28, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,279	$3,279	$—	$—
International common stocks	668	668	—	—
Fixed income securities:
U.S. treasuries / government bonds	717	—	717	—
U.S. corporate bonds	996	—	996	—
U.S. mortgage-backed securities	266	—	266	—
Cash and cash equivalents:
Cash equivalents	139	—	139	—

Total	$6,065	$3,947	$2,118	$—

        The fair values of the pension plan assets at January 29, 2011, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 29, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$2,986	$2,984	$2	$—
International common stocks	968	967	1	—
Fixed income securities:
U.S. treasuries / government bonds	1,124	—	1,124	—
U.S. corporate bonds	876	—	876	—
U.S. mortgage-backed securities	262	—	262	—
Cash and cash equivalents:
Cash equivalents	67	—	67	—

Total	$6,283	$3,951	$2,332	$—

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

10. Employee Benefit Plans (Continued)

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2011	Fiscal Year 2010
Discount rate	4.50%	5.20%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Discount rate	5.20%	5.50%	6.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%

        The measurement dates for fiscal year 2011 and fiscal year 2010 are January 28, 2012 and January 29, 2011, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$9,660	$9,282
Service cost	339	334
Interest	454	505
Actuarial loss	257	355
Benefits paid	(772)	(816)
Amendments	(233)	—

Benefit obligation, end of period	$9,705	$9,660

Change in plan assets:
Fair value of plan assets, beginning of period	$6,283	$5,945
Actual return on plan assets	(312)	318
Benefits paid	(772)	(816)
Employer contributions	866	836

Fair value of plan assets, end of period	$6,065	$6,283

Funded status	$(3,640)	$(3,377)
Unrecognized net actuarial loss	3,902	3,186

Net amount recognized	$262	$(191)

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(3,640)	$(3,377)
Accumulated other comprehensive loss	3,902	3,186

Net amount recognized	$262	$(191)

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

10. Employee Benefit Plans (Continued)

        At January 28, 2012 and January 29, 2011, the Company reported a minimum pension liability of $3.6 million and $3.4 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at January 28, 2012 is a net loss of $0.2 million that is expected to be recognized in net periodic benefit cost during fiscal year 2012.

        Net periodic benefit cost includes the following components:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Service cost	$339	$334	$267
Interest cost	454	505	554
Expected return on plan assets	(499)	(480)	(412)
Amortization of unrecognized losses	131	126	146
Amortization of prior service credit	(15)	—	—

Net periodic benefit cost	$410	$485	$555

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2012	$870
2013	844
2014	809
2015	785
2016	757
2017-2021	3,274

Total	$7,339

11. Share-Based Compensation

        2006 Amended and Restated Long-Term Incentive Plan.    The Company's board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. On June 22, 2011, the Company's stockholders approved, among other matters, an amendment to the 2006 Plan to increase the number of shares reserved for issuance by 4,000,000 shares. The aggregate number of shares of the Company's common stock that may now be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 8,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights ("SARs") is 3,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

11. Share-Based Compensation (Continued)

(the "2002 Plan") to become effective on October 13, 2004. The 2002 Plan provides for the grant of either incentive stock options or non-qualified stock options. The shares to be issued upon the exercise of the options may be in whole or in part authorized and unissued shares or held by the Company as treasury shares. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006; all other new incentive awards are to be granted under the Amended and Restated 2006 Plan. There are options to purchase 767,752 shares of the Company's common stock that have been or will be subject to forfeiture or expiration under the 2002 Plan at January 28, 2012 and therefore are potentially available for issuance under the 2002 Plan.

        Under both the 2002 Plan and the Amended and Restated 2006 Plan (together, referred to herein as the "Plans"), the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and term of any award at its discretion. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions for all share-based awards granted under the Plans are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding under the Plans and are available for issuance at January 28, 2012 amounted to 4,295,116.

        Subsequent to receiving stockholder approval on June 29, 2009, the Company completed a value-for-value stock option exchange program on June 29, 2009. The stock option exchange program was open to associates of the Company, excluding the Chief Executive Officer, who held stock options with an exercise price greater than or equal to $12.43 per share. The program was not available to any former associates or members of the Company's board of directors. Pursuant to the stock option exchange program, 684,435 eligible stock options were canceled and replaced with 454,687 replacement stock options at an exercise price equal to the Company's closing stock price on the new option grant date (June 29, 2009), which was $3.28. The exchange ratio was calculated such that the value of the replacement options would equal the value of the canceled options, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. The replacement options have the same vesting schedule as the tendered eligible options, except that the vesting schedule for any options that were already vested on June 29, 2009 or that would have vest within two years of June 29, 2009 was reset such that those options will vest upon the two-year anniversary of the new option grant date, so long as the eligible option holder continues to provide

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

11. Share-Based Compensation (Continued)

services to the Company during the two-year period. The other terms and conditions of each replacement option grant are substantially similar to those of the surrendered options it replaced. Each replacement option was granted under the Amended and Restated 2006 Plan.

        A summary of the Company's stock options and SARs outstanding as of January 28, 2012 and activity for fiscal year 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	4,910	$3.15
Granted	1,002	5.65
Exercised	(1,419)	1.55
Forfeited	(473)	5.17
Expired	(127)	8.77

Outstanding, end of period(1)	3,893	$3.95	7.1	$1,505

Exercisable, end of period	1,464	$2.91	4.7	$1,395

(1)
There were 1,503,089 stock options and 2,390,000 SARs outstanding as of January 28, 2012, of which 1,176,215 stock options and 287,500 SARs were vested. The non-vested stock options and SARs outstanding at January 28, 2012 vest subject to the passage of time through fiscal year 2015.

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SAR holders had all option and SAR holders exercised their options and SARs on January 28, 2012. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2011, fiscal year 2010 and fiscal year 2009 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $7.6 million, $0.6 million and $0.8 million, respectively.

        In accordance with ASC 718, for compensation expense purposes, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2011, fiscal year 2010 and fiscal year 2009 was $3.62, $2.54 and $2.03, respectively. The total fair value of stock options, SARs and restricted stock vested during fiscal year 2011, fiscal year 2010 and fiscal year 2009 was $1.7 million, $0.8 million and $1.7 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

11. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Expected volatility	84.1%	79.5%	77.3%
Expected life	4.5 years	4.6 years	4.5 years
Risk-free interest rate	1.89%	2.08%	2.14%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock awards outstanding at January 28, 2012 and activity for fiscal year 2011:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at January 29, 2011	634	$3.84
Granted	681	4.99
Vested	(267)	2.67
Forfeited	(230)	4.72

Nonvested at January 28, 2012	818	$4.93

        The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. The non-vested shares outstanding at January 28, 2012 include 618,000 shares that vest subject to the passage of time through fiscal year 2015, and 200,000 shares of performance-based restricted stock awarded to Gregory J. Scott in connection with his promotion to chief executive officer. The performance-based restricted stock vests on the third anniversary of the grant date (February 15, 2011), subject to the Company achieving minimum, target and maximum three-year cumulative operating income levels. The minimum threshold and maximum goal are 80% and 110%, respectively, of the operating income target. If operating income falls below the minimum threshold, all of the restricted shares will be forfeited. If the operating income achieved is between the minimum threshold and the target goal, Mr. Scott will receive between 20,000 and 100,000 shares of common stock. If the operating income achieved is between the target and maximum goals, Mr. Scott will receive between 100,000 and 200,000 shares of common stock.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

11. Share-Based Compensation (Continued)

        Total share-based compensation expense attributable to all share-based awards granted since the inception of the Plans was $3.7 million, $2.5 million and $1.8 million in fiscal year 2011, fiscal year 2010 and fiscal year 2009, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $1.5 million, $1.0 million and $0.7 million in fiscal year 2011, fiscal year 2010 and fiscal year 2009, respectively. The tax benefit recognized in the fiscal year 2011 and fiscal year 2010 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. In addition, as a result of the deferred tax valuation allowance, the Company did not recognize an excess benefit related to the exercise of options during fiscal year 2011 and fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 14, "Income Taxes" in these Notes to Consolidated Financial Statements. Unamortized share-based compensation expense at January 28, 2012 was $7.4 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.9 years.

12. Accrued Expenses

        Accrued expenses consist of the following:

	January 28, 2012	January 29, 2011
	(Amounts in thousands)
Gift cards and certificates	$17,039	$17,861
Compensation and benefits	5,873	14,508
Other taxes	7,018	8,012
Construction in progress	870	1,797
Occupancy and related	3,567	2,565
Insurance	4,554	4,408
Other accrued expenses	16,225	14,921

Total accrued expenses	$55,146	$64,072

13. Long-Term Debt and Credit Facilities

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

13. Long-Term Debt and Credit Facilities (Continued)

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Furthermore, the Loan Agreement provides for, but is not limited to: (i) an extension of the term of the credit facility to August 10, 2016, (ii) a modest increase in interest rates and certain fees as described in greater detail below, and (iii) a reduction in financial covenants. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of January 28, 2012, the Company had availability under its revolving credit facility of $36.6 million, net of letters of credit outstanding of $7.2 million, as compared to availability of $46.3 million, net of letters of credit outstanding of $7.2 million, as of January 29, 2011.

        The lender has been granted a pledge of the common stock of Lerner Holding and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facility. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facility, and such guarantees are joint and several.

        The carrying amounts and fair values of debt as of January 28, 2012 and January 29, 2011, are as follows:

	January 28, 2012		January 29, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Term loan, fully repaid	$—	$—	$7,500	$7,500
Less: current portion	—	—	(7,500)	(7,500)

Total long-term debt, net of current	$—	$—	$—	$—

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

14. Income Taxes

        Income taxes for continuing operations consist of:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Federal:
Current	$2,280	$(5,423)	$(7,013)
Deferred	43	14,307	(1,315)
State and Local:
Current	394	(2,973)	1,058
Deferred	11	3,555	(3,927)

	$2,728	$9,466	$(11,197)

        The approximate tax effect of items giving rise to the net deferred income tax assets recognized in the Company's consolidated balance sheets is as follows:

	January 28, 2012	January 29, 2011
	(Amounts in thousands)
Accrued expenses	$12,600	$14,356
Fixed assets and intangible assets	10,767	7,122
Inventory	97	92
Other assets	13,334	8,946
Net operating loss	29,065	17,039
Prepaid costs	(7,497)	(7,520)

Total deferred tax assets	58,366	40,035
Valuation allowance	(58,366)	(40,035)

Net deferred tax assets	$—	$—

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

14. Income Taxes (Continued)

        As of January 28, 2012, the Company had $186.3 million of state net operating loss carryforwards in various states and $61.3 million of federal net operating loss carryforwards.

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$5,146	FY2012	0 to 15
2/2/2008	50,698	FY2013	1 to 16
1/31/2009	32,434	FY2014	2 to 17
1/30/2010	30,264	FY2015	3 to 18
1/29/2011	47,617	FY2016	4 to 19
1/28/2012	20,094	FY2017	5 to 20

	$186,253

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/29/2011	$41,157	FY2031	19
1/28/2012	20,094	FY2032	20

	$61,251

        A reconciliation of the statutory federal income tax expense for continuing operations is as follows:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Statutory 35% federal tax	$(12,674)	$(23,477)	$(8,639)
State and local income taxes, net of federal income tax benefit	(1,914)	(5,164)	(1,256)
Deferred tax valuation allowance	18,043	37,774	—
Work opportunity tax credit	(802)	(585)	—
Other, net	75	918	(1,302)

Income tax expense (benefit)	$2,728	$9,466	$(11,197)

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. In November 2008, the Internal Revenue Service began its examination of the Company's U.S. federal income tax return for the 2006 tax year. Thereafter, the IRS expanded the 2006 tax year audit to include the Company's 2007, 2008 and 2009 federal income tax returns, as well

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 28, 2012

14. Income Taxes (Continued)

as the Company's previously settled 2005 federal income tax return as a result of the Company's refund claims carrying back the Company's net operating losses. In addition, the Company is subject to U.S. federal income tax examinations for the Company's 2010 tax return and state and local income tax examinations for the 2007 to 2010 tax returns.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$2,198	$2,519	$3,554
Additions based on tax positions related to the current year	—	—	399
Additions for tax positions of prior years	1,474	584	142
Reductions for tax positions of prior years	(575)	(458)	(330)
Settlements	(651)	—	(99)
Reductions for lapse of statute of limitations	(829)	(447)	(1,147)

Unrecognized tax benefits at end of period	$1,617	$2,198	$2,519

        At January 28, 2012, the Company reported a liability of $1.6 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2011, fiscal year 2010 and fiscal year 2009, the Company recorded a net benefit for interest and penalties in the consolidated statements of operations of $0.2 million, $0.2 million, and $0.7 million, respectively. At January 28, 2012 and January 29, 2011, the Company had accrued $0.5 million and $0.6 million, respectively, for the potential payment of interest and penalties.

15. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At January 28, 2012 and January 29, 2011, there were no shares of preferred stock outstanding.

16. Share Repurchases

        On November 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 3,750,000 shares over a 12-month period. During fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock at a cost of approximately $3.4 million.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.
10.1	Second Amended and Restated Employment Agreement between New York & Company, Inc. and Richard P. Crystal, dated August 25, 2004.**
10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on December 22, 2006.++
10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on May 4, 2007.++
10.4	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on April 10, 2008.++
10.5	Amendment No. 4 to Second Amended and Restated Employment Agreement, dated August 25, 2004, between New York & Company, Inc. and Richard P. Crystal, as amended on January 28, 2009.†††††
10.6	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTTT
10.7	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.††††††
10.8	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.†††††
10.9	Employment Letter, dated as of September 5, 2010, between New York & Company, Inc. and Eran Cohen.(a)
10.10	Employment Letter, dated as of November 14, 2010, between New York & Company, Inc. and Michele Parsons.(a)
10.11	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.

Exhibit No.	Description
10.12	Amendment No. 1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.††††††
10.13	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.14
Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.15
Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.†††††
10.16
Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.†††††
10.17
Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.†††††
10.18
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.††††††
10.19
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.(a)
10.20
Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of August 22, 2007.(a)
10.21
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Jasmine Company, Inc., Wachovia Bank, National Association, as Agent for itself and the other Lender named therein, dated as of December 9, 2008. TTT
10.22
Second Amended and Restated Guarantee made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., Associated Lerner Shops of America, Inc. and Lerner New York GC, LLC in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.23
Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.(a)

Exhibit No.	Description
10.24	Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.(a)
10.25
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.26
Second Amended and Restated Stock Pledge Agreement by and between Lerner New York Holding, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.27
Second Amended and Restated Stock Pledge Agreement by and between New York & Company, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.28
Second Amended and Restated Intercompany Subordination Agreement made among the Obligors, as defined in the Second Amended and Restated Loan and Security Agreement, and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
10.29
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement by and among Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, Inc., formerly known as Jasmine Company, Inc., Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as agent for itself and the other Lender named therein, dated as of October 19, 2010.(a)
10.30
Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.(b)
10.31
Third Amended and Restated Guarantee, made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., New York & Company Stores, Inc. (formerly known as Associated Lerner Shops of America, Inc.), and Lerner New York GC, LLC, in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
10.32
Collateral Assignment of Transition Services Documents, made by Lerner New York Holding, Inc. and New York & Company, Inc., in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
10.33
Post-Closing Letter to the Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.(b)

Exhibit No.	Description
10.34	Performance Unit Award Agreement, dated as of January 28, 2009, between New York & Company, Inc. and Richard P. Crystal.†††††
10.35	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.36	Form of Amended and Restated 2006 Long-Term Incentive Plan approved by the Company's Stockholders on June 29, 2009.***
10.37	Form of Amended and Restated 2006 Long-Term Incentive Plan, as amended and restated on June 22, 2011, approved by the Company's Stockholders on June 22, 2011.****
21.1	Subsidiaries of the Registrant.††††††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 9, 2012.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 9, 2012.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 9, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

****
Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the SEC on November 21, 2011.

+
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 17, 2006.

++
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008.

(a)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, as filed with the SEC on April 11, 2011.

(b)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, as filed with the SEC on September 8, 2011.

(c)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, as filed with the SEC on December 8, 2011.