Form 10-Q
period 2012-04-28
New York & Company, Inc.
filed 2012-06-07
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 28, 2012
OR
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

        As of May 25, 2012, the registrant had 62,392,255 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended April 28, 2012	Three months ended April 30, 2011
Net sales	$227,736	$239,354
Cost of goods sold, buying and occupancy costs	163,186	177,364

Gross profit	64,550	61,990
Selling, general and administrative expenses	64,626	65,589

Operating loss	(76)	(3,599)
Interest expense, net of interest income of $3 and $9, respectively	90	130

Loss before income taxes	(166)	(3,729)
Provision (benefit) for income taxes	45	(51)

Net loss	$(211)	$(3,678)

Basic loss per share	$(0.00)	$(0.06)

Diluted loss per share	$(0.00)	$(0.06)

Weighted average shares outstanding:
Basic shares of common stock	61,302	60,021

Diluted shares of common stock	61,302	60,021

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended April 28, 2012	Three months ended April 30, 2011
Comprehensive loss	$(164)	$(3,678)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,481	$50,787	$35,072
Accounts receivable	11,228	7,269	12,182
Income taxes receivable	475	477	957
Inventories, net	97,413	81,328	112,672
Prepaid expenses	21,398	21,057	20,989
Other current assets	1,091	968	2,279

Total current assets	161,086	161,886	184,151
Property and equipment, net	112,408	115,280	136,903
Intangible assets	14,879	14,879	14,879
Deferred income taxes	4,361	4,361	3,362
Other assets	929	950	645

Total assets	$293,663	$297,356	$339,940

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$—	$—	$6,000
Accounts payable	69,924	72,297	70,038
Accrued expenses	53,514	55,146	57,465
Income taxes payable	3,043	3,064	105
Deferred income taxes	4,361	4,361	3,362

Total current liabilities	130,842	134,868	136,970
Deferred rent	56,748	57,127	64,010
Other liabilities	4,959	5,256	5,871

Total liabilities	192,549	197,251	206,851
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 62,392, 62,053 and 61,939 shares issued and outstanding at April 28, 2012, January 28, 2012, and April 30, 2011, respectively	62	62	62
Additional paid-in capital	164,113	162,940	159,949
Retained deficit	(56,932)	(56,721)	(21,462)
Accumulated other comprehensive loss	(2,732)	(2,779)	(2,063)
Treasury stock at cost; 1,000 shares at April 28, 2012, January 28, 2012 and April 30, 2011	(3,397)	(3,397)	(3,397)

Total stockholders' equity	101,114	100,105	133,089

Total liabilities and stockholders' equity	$293,663	$297,356	$339,940

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended April 28, 2012	Three months ended April 30, 2011
Operating activities
Net loss	$(211)	$(3,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,735	9,894
Amortization of deferred financing costs	30	54
Share-based compensation expense	1,108	816
Changes in operating assets and liabilities:
Accounts receivable	(3,959)	(2,426)
Income taxes receivable	2	(430)
Inventories, net	(16,085)	(30,610)
Prepaid expenses	(341)	(282)
Accounts payable	(2,373)	(3,573)
Accrued expenses	(1,632)	(6,772)
Income taxes payable	(21)	(155)
Deferred rent	(379)	(2,852)
Other assets and liabilities	(382)	(729)

Net cash used in operating activities	(15,508)	(40,743)

Investing activities
Capital expenditures	(5,863)	(2,226)

Net cash used in investing activities	(5,863)	(2,226)

Financing activities
Repayment of debt	—	(1,500)
Proceeds from exercise of stock options	65	2,149

Net cash provided by financing activities	65	649

Net decrease in cash and cash equivalents	(21,306)	(42,320)
Cash and cash equivalents at beginning of period	50,787	77,392

Cash and cash equivalents at end of period	$29,481	$35,072

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

April 28, 2012

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 28, 2012, the Company operated 541 stores in 43 states.

        The condensed consolidated financial statements as of April 28, 2012 and April 30, 2011 and for the 13 weeks ("three months") ended April 28, 2012 and April 30, 2011 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 28, 2012 ("fiscal year 2011"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 9, 2012. The 53-week fiscal year ending February 2, 2013 is referred to herein as "fiscal year 2012." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends Accounting Standards CodificationTM ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and has been applied prospectively. The Company's adoption of ASU 2011-04 during the three months ended April 28, 2012 did not have a material impact on its financial position and results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 28, 2012

(Unaudited)

2. New Accounting Pronouncements (Continued)

ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present for annual periods total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income and for interim periods present the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05, as modified by ASU 2011-12, was adopted by the Company during the three months ended April 28, 2012 by showing two separate but consecutive statements for interim periods.

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

	Three months ended April 28, 2012	Three months ended April 30, 2011
	(Amounts in thousands, except per share amounts)
Net loss	$(211)	$(3,678)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	61,302	60,021

Basic loss per share	$(0.00)	$(0.06)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	61,302	60,021
Plus impact of share-based awards	—	—

Diluted shares of common stock	61,302	60,021

Diluted loss per share	$(0.00)	$(0.06)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 28, 2012

(Unaudited)

3. Earnings Per Share (Continued)

        The calculation of diluted loss per share for the three months ended April 28, 2012 and April 30, 2011 excludes the share-based awards listed in the following table due to their anti-dilutive effect:

	Three months ended April 28, 2012	Three months ended April 30, 2011
	(Amounts in thousands)
Stock options	1,181	1,812
Stock appreciation rights(1)	3,272	1,334
Restricted stock and units	814	432

Total anti-dilutive potential shares	5,267	3,578

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $1.1 million and $0.8 million for the three months ended April 28, 2012 and April 30, 2011, respectively.

        During the three months ended April 28, 2012, the Company issued 967,000 SARs, 230,096 shares of restricted stock and 200,000 performance units primarily in connection with the Company's annual performance review process for all employees. The restricted stock and SAR awards granted to employees during the three months ended April 28, 2012 cliff vest on the third anniversary of the grant date, subject to continued employment with the Company. The 200,000 performance units were issued to Gregory J. Scott, the Company's Chief Executive Officer, in connection with his annual performance review. If the Company achieves the operating income target approved by the board of directors for fiscal year 2012, the performance units will vest as follows subject to Mr. Scott's continued employment with the Company through such dates: 100,000 units on April 16, 2014 and 100,000 units on April 16, 2015. Upon vesting, each performance unit will be convertible into one share of the Company's common stock.

        Each SAR granted represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock. The fair value of a SAR is calculated using the Black-Scholes option-pricing model. The fair value of the restricted stock and the performance units is based on the closing stock price of an unrestricted share of the Company's

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 28, 2012

(Unaudited)

4. Share-Based Compensation (Continued)

common stock on the grant date. Total compensation expense related to share-based awards is recognized in the consolidated financial statements on a straight-line basis over the requisite service period of the awards.

        During the three months ended April 28, 2012, 109,362 shares of common stock were issued upon exercise of previously issued stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") is set to expire on August 31, 2013. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing approximately $0.9 million to the plan during fiscal year 2012. Net periodic benefit cost includes the following components:

	Three months ended April 28, 2012	Three months ended April 30, 2011
	(Amounts in thousands)
Service cost	$88	$89
Interest cost	104	119
Expected return on plan assets	(122)	(120)
Amortization of unrecognized losses	51	35
Amortization of prior service credit	(4)	—

Net periodic benefit cost	$117	$123

        In accordance with ASC 220, comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). During the three months ended April 28, 2012 and April 30, 2011, other comprehensive income (loss) consisted of immaterial adjustments related to the Company's minimum pension liability. As of January 28, 2012, the Company reported a minimum pension liability of $3.6 million due to the unfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 28, 2012

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

        At January 28, 2012, the Company reported a total liability of $1.6 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. There were no material changes to the liability for unrecognized tax benefits during the three months ended April 28, 2012. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of April 28, 2012, the Company's valuation allowance against its deferred tax assets was $58.5 million.

7. Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement expires on August 10, 2016. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the prior agreement and wrote off $0.1 million of unamortized deferred financing costs related to the prior agreement.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 28, 2012

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of April 28, 2012, the Company had availability under its revolving credit facility of $61.4 million, net of letters of credit outstanding of $11.3 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012, and $71.1 million, net of letters of credit outstanding of $6.9 million, as of April 30, 2011.

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

8. Fair Value Measurements

        ASC 820 establishes a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 28, 2012

(Unaudited)

8. Fair Value Measurements (Continued)

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. The Company did not have any long-term debt outstanding as of April 28, 2012. As of April 30, 2011, the carrying value on the balance sheet for the Company's long-term debt approximates its fair value due to the variable interest rate it carried, and as such it is classified within Level 2 of the fair value hierarchy.

        The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. At April 28, 2012 and April 30, 2011, the Company's evaluation of long-lived assets did not result in any material impairments.

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

  •
  the control of the Company by its sponsors and any potential change of ownership of those sponsors; and

  •
  risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 9, 2012.

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at an amazing value. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 28, 2012, the Company operated 541 stores in 43 states.

        During the three months ended April 28, 2012, the Company remained focused on its six strategic initiatives: maximizing sales and profitability, particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; maintaining dominance in the Company's wear-to-work assortment, while redefining its casual assortment; improving average unit cost; optimizing the Company's real estate portfolio; and expanding its eCommerce and Outlet businesses. Progress made on each of these fronts during the three months ended April 28, 2012 contributed to an improved gross margin and operating performance versus the three months ended April 30, 2011. For the three months ended April 28, 2012, the Company's operating loss was $0.1 million, as compared to an operating loss of $3.6 million for the three months ended April 30, 2011.

        Net sales for the three months ended April 28, 2012 were $227.7 million, as compared to $239.4 million for the three months ended April 30, 2011. Comparable store sales decreased by 2.9% for the three months ended April 28, 2012, as compared to a comparable store sales increase of 2.5% for the three months ended April 30, 2011. Net loss for the three months ended April 28, 2012 narrowed to $0.2 million, or breakeven on a per diluted share basis, as compared to a net loss of $3.7 million, or $0.06 per diluted share for the three months ended April 30, 2011.

        Capital spending for the three months ended April 28, 2012 was $5.9 million, as compared to $2.2 million for the three months ended April 30, 2011. The $5.9 million of capital spending represents $5.6 million related to the opening of new stores and the remodeling of existing stores, and $0.2 million related to information technology enhancements. During the three months ended April 28, 2012, the Company opened 10 new stores, including nine New York & Company Outlet stores, and remodeled four existing stores. At April 28, 2012, the Company operated 541 stores, including 35 New York & Company Outlet stores. Capital spending during the three months ended April 30, 2011 represents $2.0 million related to the remodeling of existing stores and $0.3 million related to non-store capital projects, which principally represent information technology enhancements.

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

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store are included in comparable store sales. Non-comparable store sales include new stores, stores relocated within the same shopping center and remodeled stores that have a change in gross square footage of more than 20% which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store are recognized when the merchandise is shipped to the customer and the purchases are paid for. A reserve is provided for projected merchandise returns based on prior experience.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended April 28, 2012 and April 30, 2011:

	Three months ended April 28, 2012	Three months ended April 30, 2011
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.7%	74.1%

Gross profit	28.3%	25.9%
Selling, general and administrative expenses	28.3%	27.4%

Operating loss	0.0%	(1.5)%
Interest expense, net	0.0%	0.1%

Loss before income taxes	0.0%	(1.6)%
Provision (benefit) for income taxes	0.1%	(0.1)%

Net loss	(0.1)%	(1.5)%

	Three months ended April 28, 2012	Three months ended April 30, 2011
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales (decrease) increase	(2.9)%	2.5%
Net sales per average selling square foot(1)	$79	$79
Net sales per average store(2)	$424	$432
Average selling square footage per store(3)	5,329	5,449

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended April 28, 2012		Three months ended April 30, 2011
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	532	2,873,436	555	3,026,483
New stores	10	35,167	—	—
Closed stores	(1)	(5,285)	(2)	(9,383)
Net impact of remodeled stores on selling square feet	—	(20,119)	—	(4,030)

Stores open, end of period	541	2,883,199	553	3,013,070

Three Months Ended April 28, 2012 Compared to Three Months Ended April 30, 2011

        Net Sales.    Net sales for the three months ended April 28, 2012 decreased by 4.9% to $227.7 million, as compared to $239.4 million for the three months ended April 30, 2011. Contributing to the decline in net sales was the Company's lower store base, which consisted of 532 stores at the beginning of fiscal year 2012 as compared to 555 stores at the beginning of fiscal year 2011. In addition, comparable store sales for the three months ended April 28, 2012 decreased by 2.9%, as compared to an increase of 2.5% for the three months ended April 30, 2011. In the comparable store sales base, average dollar sales per transaction increased by 2.3%, while the number of transactions per average store decreased by 5.1%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended April 28, 2012 was $64.6 million, or 28.3% of net sales, as compared to $62.0 million, or 25.9% of net sales, for the three months ended April 30, 2011. The increase in gross profit as a percentage of net sales during the three months ended April 28, 2012 was driven by a 70 basis point decrease in buying and occupancy costs reflecting the Company's continued focus on expense controls combined with a 170 basis point improvement in merchandise margin due in large part to improved product costs and sourcing efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $64.6 million, or 28.3% of net sales, for the three months ended April 28, 2012, as compared to $65.6 million, or 27.4% of net sales, for the three months ended April 30, 2011. While the Company continues to manage expenses tightly, selling, general and administrative expenses increased as a percentage of net sales primarily due to the decrease in comparable store sales.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended April 28, 2012 was $0.1 million, reflecting an improvement from the operating loss of $3.6 million for the three months ended April 30, 2011.

        Interest Expense, Net.    Net interest expense was $0.1 million for the three months ended April 28, 2012 and the three months ended April 30, 2011.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended April 28, 2012 was $45,000, as compared to a benefit of $51,000 for the three months ended April 30, 2011. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the three months ended April 28, 2012 was $0.2 million, as compared to a net loss of $3.7 million for the three months ended April 30, 2011.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with all debt covenants.

        The following tables contain information regarding the Company's liquidity and capital resources:

	April 28, 2012	January 28, 2012	April 30, 2011
	(Amounts in thousands)
Cash and cash equivalents	$29,481	$50,787	$35,072
Working capital	$30,244	$27,018	$47,181

	Three months ended April 28, 2012	Three months ended April 30, 2011
	(Amounts in thousands)
Net cash used in operating activities	$(15,508)	$(40,743)
Net cash used in investing activities	$(5,863)	$(2,226)
Net cash provided by financing activities	$65	$649

Net decrease in cash and cash equivalents	$(21,306)	$(42,320)

Operating Activities

        Net cash used in operating activities was $15.5 million for the three months ended April 28, 2012, as compared to $40.7 million for the three months ended April 30, 2011. The decrease in net cash used in operating activities during the three months ended April 28, 2012, as compared to the three months ended April 30, 2011, is primarily due to a decrease in net loss and changes in income taxes receivable, inventories, accounts payable, accrued expenses, income taxes payable, deferred rent and other assets and liabilities, partially offset by changes in accounts receivable and prepaid expenses.

Investing Activities

        Net cash used in investing activities was $5.9 million for the three months ended April 28, 2012, as compared to $2.2 million for the three months ended April 30, 2011. Net cash used in investing activities during the three months ended April 28, 2012 represents capital expenditures of $5.6 million related to the opening of new stores and remodeling of existing stores, and $0.2 million related to information technology enhancements. During the three months ended April 28, 2012, the Company opened 10 new stores, including nine New York & Company Outlet stores, and remodeled four existing stores. Net cash used in investing activities during the three months ended April 30, 2011 reflects capital expenditures of $2.0 million related to the remodeling of existing stores and $0.3 million for non-store capital projects, which principally represent information technology enhancements.

        As of April 28, 2012, the Company operated 541 stores, including 35 New York & Company Outlet stores. During fiscal year 2012, the Company expects to open 15 to 20 new stores, remodel 10 to 15 existing locations, and close between 25 and 30 stores, ending the year with between 517 and 527 stores, including 41 to 46 Outlet stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities was $0.1 million for the three months ended April 28, 2012, as compared to $0.6 million for the three months ended April 30, 2011. Net cash provided by financing activities for the three months ended April 28, 2012 consists of proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended April 30, 2011 consists of $2.1 million of proceeds from the exercise of stock options, partially offset by a $1.5 million quarterly payment against a term loan, which was paid in full on August 10, 2011 as discussed below.

Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement expires on August 10, 2016. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the prior agreement and wrote off $0.1 million of unamortized deferred financing costs related to the prior agreement.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of April 28, 2012, the Company had availability under its revolving credit facility of $61.4 million, net of letters of credit outstanding of $11.3 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012, and $71.1 million, net of letters of credit outstanding of $6.9 million, as of April 30, 2011.

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

Critical Accounting Policies

        Management has determined that the Company's most critical accounting policies are those related to inventory, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Adoption of New Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends Accounting Standards CodificationTM ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and has been applied prospectively. The Company's adoption of ASU 2011-04 during the three months ended April 28, 2012 did not have a material impact on its financial position and results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present for annual periods total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income and for interim periods present the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05, as modified by ASU 2011-12, was adopted by the Company during the three months ended April 28, 2012 by showing two separate but consecutive statements for interim periods.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of April 28, 2012, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks with respect to inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars. The Company purchases some of its inventory from vendors in China, for which the Company pays U.S. Dollars. Since July 2005, China has taken steps to slowly increase the value of the Chinese Yuan, which is linked to a basket of world currencies. If the exchange rate of the Chinese Yuan to the U.S. Dollar continues to increase, the Company may experience fluctuations in the cost of inventory purchased from China and the Company would adjust its supply chain accordingly.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of April 28, 2012, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 9, 2012.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 9, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 7, 2012.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 7, 2012.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 7, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: June 7, 2012