Form 10-Q
period 2012-07-28
New York & Company, Inc.
filed 2012-09-06
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 28, 2012
OR
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

        As of August 24, 2012, the registrant had 62,661,904 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
Net sales	$227,690	$228,557	$455,426	$467,911
Cost of goods sold, buying and occupancy costs	169,971	181,633	333,157	358,997

Gross profit	57,719	46,924	122,269	108,914
Selling, general and administrative expenses	62,122	62,038	126,748	127,627

Operating loss	(4,403)	(15,114)	(4,479)	(18,713)
Interest expense, net of interest income of $4, $9, $8, and $19, respectively	87	121	177	251

Loss before income taxes	(4,490)	(15,235)	(4,656)	(18,964)
(Benefit) provision for income taxes	(160)	163	(115)	112

Net loss	$(4,330)	$(15,398)	$(4,541)	$(19,076)

Basic loss per share	$(0.07)	$(0.25)	$(0.07)	$(0.32)

Diluted loss per share	$(0.07)	$(0.25)	$(0.07)	$(0.32)

Weighted average shares outstanding:
Basic shares of common stock	61,437	60,953	61,369	60,487

Diluted shares of common stock	61,437	60,953	61,369	60,487

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
Comprehensive loss	$(4,283)	$(15,398)	$(4,447)	$(19,076)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	July 28, 2012	January 28, 2012	July 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,364	$50,787	$36,215
Accounts receivable	10,064	7,269	10,698
Income taxes receivable	475	477	927
Inventories, net	79,838	81,328	83,848
Prepaid expenses	21,785	21,057	21,612
Other current assets	1,001	968	1,194

Total current assets	152,527	161,886	154,494
Property and equipment, net	107,152	115,280	130,225
Intangible assets	14,879	14,879	14,879
Deferred income taxes	4,361	4,361	3,362
Other assets	894	950	584

Total assets	$279,813	$297,356	$303,544

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$—	$—	$4,500
Accounts payable	67,324	72,297	60,002
Accrued expenses	51,990	55,146	49,919
Income taxes payable	411	3,064	139
Deferred income taxes	4,361	4,361	3,362

Total current liabilities	124,086	134,868	117,922
Deferred rent	53,309	57,127	61,189
Other liabilities	4,951	5,256	5,625

Total liabilities	182,346	197,251	184,736
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 62,662, 62,053 and 62,064 shares issued and outstanding at July 28, 2012, January 28, 2012, and July 30, 2011, respectively	62	62	62
Additional paid-in capital	164,749	162,940	161,066
Retained deficit	(61,262)	(56,721)	(36,860)
Accumulated other comprehensive loss	(2,685)	(2,779)	(2,063)
Treasury stock at cost; 1,000 shares at July 28, 2012, January 28, 2012 and July 30, 2011	(3,397)	(3,397)	(3,397)

Total stockholders' equity	97,467	100,105	118,808

Total liabilities and stockholders' equity	$279,813	$297,356	$303,544

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended July 28, 2012	Six months ended July 30, 2011
Operating activities
Net loss	$(4,541)	$(19,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,310	19,366
Loss from impairment charges	366	887
Amortization of deferred financing costs	60	108
Share-based compensation expense	1,733	1,898
Changes in operating assets and liabilities:
Accounts receivable	(2,795)	(942)
Income taxes receivable	2	(400)
Inventories, net	1,490	(1,786)
Prepaid expenses	(728)	(905)
Accounts payable	(4,973)	(13,609)
Accrued expenses	(3,156)	(14,283)
Income taxes payable	(2,653)	(121)
Deferred rent	(3,818)	(5,673)
Other assets and liabilities	(248)	108

Net cash used in operating activities	(1,951)	(34,428)

Investing activities
Capital expenditures	(9,549)	(5,898)

Net cash used in investing activities	(9,549)	(5,898)

Financing activities
Repayment of debt	—	(3,000)
Proceeds from exercise of stock options	77	2,149

Net cash provided by (used in) financing activities	77	(851)

Net decrease in cash and cash equivalents	(11,423)	(41,177)
Cash and cash equivalents at beginning of period	50,787	77,392

Cash and cash equivalents at end of period	$39,364	$36,215

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

July 28, 2012

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of July 28, 2012, the Company operated 537 stores in 43 states.

        The condensed consolidated financial statements as of July 28, 2012 and July 30, 2011 and for the 13 weeks ("three months") and 26 weeks ("six months") ended July 28, 2012 and July 30, 2011 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 28, 2012 ("fiscal year 2011"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 9, 2012. The 53-week fiscal year ending February 2, 2013 is referred to herein as "fiscal year 2012." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        On a stand-alone basis, without the consolidation of Lerner New York Holding, Inc. ("Lerner Holding") and its subsidiaries, New York & Company, Inc. has no significant independent assets or operations. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends Accounting Standards CodificationTM ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and has been applied prospectively. The Company's adoption of ASU 2011-04 on January 29, 2012 did not have a material impact on its financial position and results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income" ("ASC 220"). The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 28, 2012

(Unaudited)

2. New Accounting Pronouncements (Continued)

amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present for annual periods total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income and for interim periods present the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05, as modified by ASU 2011-12, was adopted by the Company on January 29, 2012 by showing two separate but consecutive statements.

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

	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
	(Amounts in thousands, except per share amounts)
Net loss	$(4,330)	$(15,398)	$(4,541)	$(19,076)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	61,437	60,953	61,369	60,487

Basic loss per share	$(0.07)	$(0.25)	$(0.07)	$(0.32)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	61,437	60,953	61,369	60,487
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	61,437	60,953	61,369	60,487

Diluted loss per share	$(0.07)	$(0.25)	$(0.07)	$(0.32)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 28, 2012

(Unaudited)

3. Earnings Per Share (Continued)

        The calculation of diluted loss per share for the three and six months ended July 28, 2012 and July 30, 2011 excludes the share-based awards listed in the following table due to their anti-dilutive effect:

	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
	(Amounts in thousands)
Stock options	979	920	1,080	1,366
Stock appreciation rights(1)	3,274	2,025	3,273	1,679
Restricted stock and units	361	431	587	431

Total anti-dilutive shares	4,614	3,376	4,940	3,476

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

4. Share-Based Compensation

        The Company recorded share-based compensation expense in the amount of $0.6 million and $1.1 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $1.7 million and $1.9 million for the six months ended July 28, 2012 and July 30, 2011, respectively.

        During the six months ended July 28, 2012, the Company issued 967,000 SARs, 507,054 restricted and deferred stock awards, 200,000 performance units and 7,500 stock options primarily in connection with the Company's annual performance review process for all employees in April 2012. The restricted stock, stock options and SAR awards granted to employees during the six months ended July 28, 2012 cliff vest on the third anniversary of the grant date, subject to continued employment with the Company. The 200,000 performance units were issued to Gregory J. Scott, the Company's Chief Executive Officer, in connection with his annual performance review. If the Company achieves the operating income target approved by the board of directors for fiscal year 2012, the performance units will vest as follows subject to Mr. Scott's continued employment with the Company through such dates: 100,000 units on April 16, 2014 and 100,000 units on April 16, 2015. Upon vesting, each performance unit will be convertible into one share of the Company's common stock.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 28, 2012

(Unaudited)

4. Share-Based Compensation (Continued)

        During the six months ended July 28, 2012, 161,040 shares of common stock were issued upon exercise of previously issued stock options.

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

	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
	(Amounts in thousands)
Service cost	$88	$81	$176	$170
Interest cost	104	108	208	227
Expected return on plan assets	(122)	(129)	(244)	(249)
Amortization of unrecognized losses	51	30	102	65
Amortization of prior service credit	(4)	(8)	(8)	(8)

Net periodic benefit cost	$117	$82	$234	$205

        In accordance with ASC 220, comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). During the three and six months ended July 28, 2012 and July 30, 2011, other comprehensive income (loss) consisted of immaterial adjustments related to the Company's minimum pension liability. As of January 28, 2012, the Company reported a minimum pension liability of $3.6 million due to the unfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 28, 2012

(Unaudited)

6. Income Taxes (Continued)

years through 2005. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2008.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of July 28, 2012, the Company's valuation allowance against its deferred tax assets was $60.3 million.

        At January 28, 2012, the Company reported a total liability of $1.6 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. There were no material changes to the liability for unrecognized tax benefits during the six months ended July 28, 2012.

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

July 28, 2012

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of July 28, 2012, the Company had availability under its revolving credit facility of $38.5 million, net of letters of credit outstanding of $12.7 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012, and $54.8 million, net of letters of credit outstanding of $7.7 million, as of July 30, 2011.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. The Company did not have any long-term debt

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 28, 2012

(Unaudited)

8. Fair Value Measurements (Continued)

outstanding as of July 28, 2012. As of July 30, 2011, the carrying value on the balance sheet for the Company's long-term debt approximates its fair value due to the variable interest rate it carried, and as such it is classified within Level 2 of the fair value hierarchy.

        The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. At July 28, 2012, the Company's evaluation of long-lived assets identified certain store assets held and used in underperforming stores with a carrying value of $0.5 million, which were written down to their fair value of $0.1 million, resulting in a pre-tax non-cash impairment charge of $0.4 million. At July 30, 2011, the Company's evaluation of long-lived assets identified certain store assets held and used in underperforming stores with a carrying value of $1.1 million, which were written down to their fair value of $0.2 million, resulting in a pre-tax non-cash impairment charge of $0.9 million. The Company classifies these store assets within level 3 of the fair value hierarchy. The impairment charges are reported in selling, general and administrative expenses on the Company's condensed consolidated statements of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and the risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 9, 2012.

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of July 28, 2012, the Company operated 537 stores in 43 states.

        During the six months ended July 28, 2012, the Company remained focused on its six strategic initiatives: maximizing sales and profitability, particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; maintaining dominance in the Company's wear-to-work assortment, while redefining its casual assortment; improving average unit cost; optimizing the Company's real estate portfolio; and expanding its eCommerce and Outlet businesses. Progress made on each of these fronts continues to drive improved operating results.

        Net sales for the three months ended July 28, 2012 were $227.7 million, as compared to $228.6 million for the three months ended July 30, 2011. Comparable store sales were flat for the three months ended July 28, 2012, as compared to a comparable store sales decrease of 3.4% for the three months ended July 30, 2011. Net loss for the three months ended July 28, 2012 narrowed to $4.3 million, or $0.07 per diluted share. This compares to a net loss of $15.4 million, or $0.25 per diluted share, for the three months ended July 30, 2011.

        Capital spending for the six months ended July 28, 2012 was $9.5 million, as compared to $5.9 million for the six months ended July 30, 2011. The $9.5 million of capital spending represents $8.5 million related to the opening of 16 new stores, including 15 New York & Company Outlet stores, and the remodeling of seven existing stores, and $1.0 million related to non-store capital projects, which principally represent information technology enhancements. The Company ended the second quarter of fiscal year 2012 operating 537 stores, including 41 New York & Company Outlet stores, and 2.8 million selling square feet. Capital spending during the six months ended July 30, 2011 represents $4.2 million related to the remodeling of six existing stores and $1.7 million related to non-store capital projects, which principally represent information technology enhancements.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended July 28, 2012 and July 30, 2011:

As a % of net sales	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	74.7%	79.5%	73.2%	76.7%

Gross profit	25.3%	20.5%	26.8%	23.3%
Selling, general and administrative expenses	27.2%	27.1%	27.8%	27.3%

Operating loss	(1.9)%	(6.6)%	(1.0)%	(4.0)%
Interest expense, net	—%	0.1%	—%	0.1%

Loss before income taxes	(1.9)%	(6.7)%	(1.0)%	(4.1)%
(Benefit) provision for income taxes	—%	—%	—%	—%

Net loss	(1.9)%	(6.7)%	(1.0)%	(4.1)%

Selected operating data:	Three months ended July 28, 2012	Three months ended July 30, 2011	Six months ended July 28, 2012	Six months ended July 30, 2011
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)(1)	0.0%	(3.4)%	(1.5)%	(0.4)%
Net sales per average selling square foot(2)	$79	$77	$159	$157
Net sales per average store(3)	$422	$417	$851	$852
Average selling square footage per store(4)	5,299	5,423	5,299	5,423

(1)
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

(3)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(4)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended July 28, 2012		Three months ended July 30, 2011		Six months ended July 28, 2012		Six months ended July 30, 2011
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	541	2,883,199	553	3,013,070	532	2,873,436	555	3,026,483
New stores	6	21,992	—	—	16	57,159	—	—
Closed stores	(10)	(55,403)	(10)	(49,025)	(11)	(60,688)	(12)	(58,408)
Net impact of remodeled stores on selling square feet	—	(4,033)	—	(19,232)	—	(24,152)	—	(23,262)

Stores open, end of period	537	2,845,755	543	2,944,813	537	2,845,755	543	2,944,813

Three Months Ended July 28, 2012 Compared to Three Months Ended July 30, 2011

        Net Sales.    Net sales for the three months ended July 28, 2012 decreased 0.4% to $227.7 million, as compared to $228.6 million for the three months ended July 30, 2011. Comparable store sales were flat for the three months ended July 28, 2012, as compared to a decrease of 3.4% for the three months ended July 30, 2011. In the comparable store base, average dollar sales per transaction decreased by 1.0%, while the number of transactions per average store increased by 1.0%, as compared to the same period last year, largely driven by an improvement in traffic in the core New York & Company stores.

        Gross Profit.    Gross profit for the three months ended July 28, 2012 increased to $57.7 million, or 25.3% of net sales, as compared to $46.9 million, or 20.5% of net sales, for the three months ended July 30, 2011. The improvement in gross profit during the three months ended July 28, 2012, as compared to the three months ended July 30, 2011, is due to a 340 basis point increase in merchandise margin, primarily attributable to reduced product costs and sourcing efficiencies, combined with a 140 basis point decrease in buying and occupancy costs largely due to the Company remaining focused on cost savings and reducing rent expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $62.1 million, or 27.2% of net sales, for the three months ended July 28, 2012, as compared to $62.0 million, or 27.1% of net sales, for the three months ended July 30, 2011. Selling, general and administrative expenses during the three months ended July 28, 2012 reflect improved leverage of store selling expenses, as compared to the three months ended July 30, 2011, and includes a benefit of $1.1 million related to insurance recoveries and a reduction of share-based compensation, which was offset by additional marketing expenses and variable-based compensation. In addition, during the three months ended July 28, 2012 and July 30, 2011, the Company recorded in selling, general and administrative expenses a $0.4 million and a $0.9 million impairment charge, respectively, related to underperforming stores.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended July 28, 2012 was $4.4 million, as compared to an operating loss of $15.1 million for the three months ended July 30, 2011.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended July 28, 2012 and the three months ended July 30, 2011.

        (Benefit) Provision for Income Taxes.    The benefit for income taxes for the three months ended July 28, 2012 was $0.2 million, as compared to a provision of $0.2 million for the three months ended July 30, 2011. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010, substantially offsetting any tax provisions or benefits. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the three months ended July 28, 2012 was $4.3 million, or $0.07 per diluted share, as compared to a net loss of $15.4 million, or $0.25 per diluted share, for the three months ended July 30, 2011.

Six Months Ended July 28, 2012 Compared to Six Months Ended July 30, 2011

        Net Sales.    Net sales for the six months ended July 28, 2012 decreased 2.7% to $455.4 million, as compared to $467.9 million for the six months ended July 30, 2011. Contributing to the decline in net sales was the Company's lower store base, which consisted of 532 stores at the beginning of fiscal year 2012, as compared to 555 stores at the beginning of fiscal year 2011. Comparable store sales for the six months ended July 28, 2012 decreased by 1.5%, as compared to a decrease of 0.4% for the six months ended July 30, 2011. In the comparable store base, average dollar sales per transaction increased by 0.4%, while the number of transactions per average store decreased by 1.9%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended July 28, 2012 increased to $122.3 million, or 26.8% of net sales, as compared to $108.9 million, or 23.3% of net sales, for the six months ended July 30, 2011. The improvement in gross profit during the six months ended July 28, 2012, as compared to the six months ended July 30, 2011, is due to a 250 basis point increase in merchandise margin, primarily attributable to reduced product costs and sourcing efficiencies, combined with a 100 basis point decrease in buying and occupancy costs largely due to the Company remaining focused on cost savings and reducing rent expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $126.7 million, or 27.8% of net sales, for the six months ended July 28, 2012, as compared to $127.6 million, or 27.3% of net sales, for the six months ended July 30, 2011. Selling, general and administrative expenses during the six months ended July 28, 2012 reflect improved leverage of store selling expenses, as compared to the six months ended July 30, 2011, and includes a benefit of $1.1 million related to insurance recoveries and a reduction of share-based compensation, which was partially offset by additional marketing expenses and variable-based compensation. In addition, during the six months ended July 28, 2012 and July 30, 2011, the Company recorded in selling, general and administrative expenses a $0.4 million and a $0.9 million impairment charge, respectively, related to underperforming stores.

        Operating Loss.    For the reasons discussed above, operating loss for the six months ended July 28, 2012 was $4.5 million, as compared to an operating loss of $18.7 million for the six months ended July 30, 2011.

        Interest Expense, Net.    Net interest expense was $0.2 million for the six months ended July 28, 2012, as compared to $0.3 million for the six months ended July 30, 2011.

        (Benefit) Provision for Income Taxes.    The benefit for income taxes for the six months ended July 28, 2012 was $0.1 million, as compared to a provision of $0.1 million for the six months ended July 30, 2011. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010, substantially offsetting any tax provisions or benefits. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the six months ended July 28, 2012 was $4.5 million, or $0.07 per diluted share, as compared to a net loss of $19.1 million, or $0.32 per diluted share, for the six months ended July 30, 2011.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of July 28, 2012.

        The following tables contain information regarding the Company's liquidity and capital resources:

	July 28, 2012	January 28, 2012	July 30, 2011
	(Amounts in thousands)
Cash and cash equivalents	$39,364	$50,787	$36,215
Working capital	$28,441	$27,018	$36,572

	Six months ended July 28, 2012	Six months ended July 30, 2011
	(Amounts in thousands)
Net cash used in operating activities	$(1,951)	$(34,428)
Net cash used in investing activities	$(9,549)	$(5,898)
Net cash provided by (used in) financing activities	$77	$(851)

Net decrease in cash and cash equivalents	$(11,423)	$(41,177)

Operating Activities

        Net cash used in operating activities was $2.0 million for the six months ended July 28, 2012, as compared to $34.4 million for the six months ended July 30, 2011. The reduction in net cash used in operating activities during the six months ended July 28, 2012, as compared to the six months ended July 30, 2011, is primarily due to a decrease in net loss and changes in income taxes receivable, inventories, prepaid expenses, accounts payable, accrued expenses and deferred rent, partially offset by changes in accounts receivable, income taxes payable and other assets and liabilities.

Investing Activities

        Net cash used in investing activities was $9.5 million for the six months ended July 28, 2012, as compared to $5.9 million for the six months ended July 30, 2011. Net cash used in investing activities during the six months ended July 28, 2012 reflects capital expenditures of $8.5 million related to the opening of 16 new stores, including 15 New York & Company Outlet stores, and the remodeling of seven existing stores, and $1.0 million related to non-store capital projects, which principally represent information technology enhancements. Net cash used in investing activities during the six months ended July 30, 2011 reflects capital expenditures of $4.2 million related to the remodeling of six existing stores and $1.7 million related to non-store capital projects, which principally represent information technology enhancements.

        As of July 28, 2012, the Company operated 537 stores, including 41 New York & Company Outlet stores. During fiscal year 2012, the Company expects to open 19 to 21 new stores, remodel 10 to 15 existing locations, and close between 25 and 30 stores, ending the year with between 521 and 528 stores, including 44 to 46 Outlet stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities was $0.1 million for the six months ended July 28, 2012, as compared to net cash used in financing activities of $0.9 million for the six months ended July 30, 2011. Net cash provided by financing activities for the six months ended July 28, 2012 consists of proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended July 30, 2011 consists of quarterly payments totaling $3.0 million against a term loan that was paid in full on August 10, 2011, as discussed below, partially offset by $2.1 million of proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of July 28, 2012, the Company had availability under its revolving credit facility of $38.5 million, net of letters of credit outstanding of $12.7 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012, and $54.8 million, net of letters of credit outstanding of $7.7 million, as of July 30, 2011.

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

Adoption of New Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends Accounting Standards CodificationTM ("ASC") Topic 820, "Fair Value Measurements and Disclosures." The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and has been applied prospectively. The Company's adoption of ASU 2011-04 on January 29, 2012 did not have a material impact on its financial position and results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which amends FASB ASC Topic 220, "Comprehensive Income." The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this standard eliminate the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present for annual periods total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income and for interim periods present the total of comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05, as modified by ASU 2011-12, was adopted by the Company on January 29, 2012 by showing two separate but consecutive statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of July 28, 2012, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of July 28, 2012, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Employment Letter, dated June 28, 2012, between New York & Company, Inc. and Laura Weil.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2012.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2012.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 6, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: September 6, 2012