Form 10-Q
period 2012-10-27
New York & Company, Inc.
filed 2012-12-06
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 27, 2012
OR
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

        As of November 30, 2012, the registrant had 62,829,357 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
Net sales	$219,250	$216,708	$674,676	$684,619
Cost of goods sold, buying and occupancy costs	158,323	163,198	491,480	522,195

Gross profit	60,927	53,510	183,196	162,424
Selling, general and administrative expenses	64,746	59,559	191,494	187,186

Operating loss	(3,819)	(6,049)	(8,298)	(24,762)
Interest expense, net of interest income of $4, $9, $12, and $27, respectively	91	122	268	373
Loss on modification and extinguishment of debt	—	144	—	144

Loss before income taxes	(3,910)	(6,315)	(8,566)	(25,279)
(Benefit) provision for income taxes	(71)	2,656	(186)	2,768

Net loss	$(3,839)	$(8,971)	$(8,380)	$(28,047)

Basic loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.46)

Diluted loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.46)

Weighted average shares outstanding:
Basic shares of common stock	61,583	61,134	61,441	60,703

Diluted shares of common stock	61,583	61,134	61,441	60,703

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
Comprehensive loss	$(3,792)	$(8,971)	$(8,239)	$(28,047)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,500	$50,787	$20,666
Accounts receivable	9,630	7,269	9,804
Income taxes receivable	466	477	470
Inventories, net	116,278	81,328	120,784
Prepaid expenses	20,983	21,057	20,556
Other current assets	1,124	968	1,335

Total current assets	171,981	161,886	173,615
Property and equipment, net	102,939	115,280	124,051
Intangible assets	14,879	14,879	14,879
Deferred income taxes	4,361	4,361	3,716
Other assets	863	950	1,191

Total assets	$295,023	$297,356	$317,452

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$—	$—	$12,000
Accounts payable	90,143	72,297	77,718
Accrued expenses	49,686	55,146	46,379
Income taxes payable	426	3,064	2,778
Deferred income taxes	4,361	4,361	3,716

Total current liabilities	144,616	134,868	142,591
Deferred rent	50,702	57,127	59,052
Other liabilities	4,898	5,256	4,954

Total liabilities	200,216	197,251	206,597
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 62,763, 62,053 and 61,930 shares issued and outstanding at October 27, 2012, January 28, 2012, and October 29, 2011, respectively	63	62	62
Additional paid-in capital	165,880	162,940	162,084
Retained deficit	(65,101)	(56,721)	(45,831)
Accumulated other comprehensive loss	(2,638)	(2,779)	(2,063)
Treasury stock at cost; 1,000 shares at October 27, 2012, January 28, 2012 and October 29, 2011	(3,397)	(3,397)	(3,397)

Total stockholders' equity	94,807	100,105	110,855

Total liabilities and stockholders' equity	$295,023	$297,356	$317,452

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended October 27, 2012	Nine months ended October 29, 2011
Operating activities
Net loss	$(8,380)	$(28,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,878	29,017
Loss from impairment charges	384	887
Amortization of deferred financing costs	89	148
Write-off of unamortized deferred financing costs	—	144
Share-based compensation expense	2,858	2,865
Changes in operating assets and liabilities:
Accounts receivable	(2,361)	(48)
Income taxes receivable	11	57
Inventories, net	(34,950)	(38,722)
Prepaid expenses	74	151
Accounts payable	17,846	4,107
Accrued expenses	(5,460)	(17,823)
Income taxes payable	(2,638)	2,518
Deferred rent	(6,425)	(7,810)
Other assets and liabilities	(375)	(1,110)

Net cash used in operating activities	(13,449)	(53,666)

Investing activities
Capital expenditures	(13,921)	(9,367)

Net cash used in investing activities	(13,921)	(9,367)

Financing activities
Proceeds from borrowings under revolving credit facility	—	12,000
Repayment of debt	—	(7,500)
Payment of financing costs	—	(393)
Proceeds from exercise of stock options	83	2,200

Net cash provided by financing activities	83	6,307

Net decrease in cash and cash equivalents	(27,287)	(56,726)
Cash and cash equivalents at beginning of period	50,787	77,392

Cash and cash equivalents at end of period	$23,500	$20,666

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 27, 2012

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of October 27, 2012, the Company operated 536 stores in 43 states.

        The condensed consolidated financial statements as of October 27, 2012 and October 29, 2011 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended October 27, 2012 and October 29, 2011 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 28, 2012 ("fiscal year 2011"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 9, 2012. The 53-week fiscal year ending February 2, 2013 is referred to herein as "fiscal year 2012." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

October 27, 2012

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

        In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will consider the requirements of ASU 2012-02 when conducting the annual impairment test of its indefinite-lived intangible assets.

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

October 27, 2012

(Unaudited)

3. Earnings Per Share (Continued)

under the treasury stock method. A reconciliation between basic and diluted loss per share is as follows:

	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
	(Amounts in thousands, except per share amounts)
Net loss	$(3,839)	$(8,971)	$(8,380)	$(28,047)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	61,583	61,134	61,441	60,703

Basic loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.46)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	61,583	61,134	61,441	60,703
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	61,583	61,134	61,441	60,703

Diluted loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.46)

        The calculation of diluted loss per share for the three and nine months ended October 27, 2012 and October 29, 2011 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
	(Amounts in thousands)
Stock options	904	1,318	1,021	1,350
Stock appreciation rights(1)	3,244	2,430	3,263	1,930
Restricted stock and units	372	472	516	445

Total anti-dilutive shares	4,520	4,220	4,800	3,725

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

4. Share-Based Compensation

        The Company recorded share-based compensation expense in the amount of $1.1 million and $1.0 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 27, 2012

(Unaudited)

4. Share-Based Compensation (Continued)

$2.9 million for both the nine months ended October 27, 2012 and the nine months ended October 29, 2011.

        During the nine months ended October 27, 2012, the Company issued 982,000 SARs, 507,054 restricted and deferred stock awards, 200,000 performance units and 12,500 stock options primarily in connection with the Company's annual performance review process for all employees in April 2012. The SAR, restricted stock and stock option awards granted to employees during the nine months ended October 27, 2012 cliff vest on the third anniversary of the grant date, subject to continued employment with the Company. The 200,000 performance units were issued to Gregory J. Scott, the Company's Chief Executive Officer, in connection with his annual performance review. If the Company achieves the operating income target approved by the board of directors for fiscal year 2012, the performance units will vest as follows subject to Mr. Scott's continued employment with the Company through such dates: 100,000 units on April 16, 2014 and 100,000 units on April 16, 2015. Upon vesting, each performance unit will be convertible into one share of the Company's common stock.

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

        During the nine months ended October 27, 2012, 262,410 shares of common stock were issued upon exercise of previously issued stock options.

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

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 27, 2012

(Unaudited)

5. Pension Plan (Continued)

approximately $0.9 million to the plan during fiscal year 2012. Net periodic benefit cost includes the following components:

	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
	(Amounts in thousands)
Service cost	$88	$85	$264	$255
Interest cost	104	114	312	341
Expected return on plan assets	(122)	(125)	(366)	(374)
Amortization of unrecognized prior service credit	(4)	(4)	(12)	(12)
Amortization of unrecognized losses	51	33	153	98

Net periodic benefit cost	$117	$103	$351	$308

        In accordance with ASC 220, comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). During the three and nine months ended October 27, 2012 and October 29, 2011, other comprehensive income (loss) consisted of immaterial adjustments related to the Company's minimum pension liability. As of January 28, 2012, the Company reported a minimum pension liability of $3.6 million due to the unfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2005. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2008.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 27, 2012

(Unaudited)

6. Income Taxes (Continued)

allowance would be reversed accordingly in the period that such determination is made. As of October 27, 2012, the Company's valuation allowance against its deferred tax assets was $61.9 million.

        At January 28, 2012, the Company reported a total liability of $1.6 million in other liabilities on the consolidated balance sheet for unrecognized tax benefits, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. There were no material changes to the liability for unrecognized tax benefits during the nine months ended October 27, 2012.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 27, 2012, the Company had availability under its revolving credit facility of $56.1 million, net of letters of credit outstanding of $12.3 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 27, 2012

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

January 28, 2012, and $53.7 million, net of letters of credit outstanding of $8.3 million, as of October 29, 2011.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and accounts payable. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items.

        The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. The Company did not recognize any material impairment charges at October 27, 2012 and October 29, 2011. At July 28, 2012, the Company's evaluation of long-lived assets identified certain store assets held and used in underperforming stores with a carrying value of $0.5 million, which were written down to their fair value of $0.1 million, resulting in a pre-tax non-cash impairment charge of $0.4 million. At July 30, 2011, the Company's evaluation of long-lived assets identified certain store assets held and used in underperforming stores with a carrying value of $1.1 million, which were written down to their fair value of $0.2 million, resulting in a pre-tax non-cash impairment charge of $0.9 million. The Company classifies these store assets within level 3 of the fair value hierarchy. The impairment charges are reported in selling, general and administrative expenses on the Company's condensed consolidated statements of operations.

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of October 27, 2012, the Company operated 536 stores in 43 states.

        During the nine months ended October 27, 2012, the Company remained focused on its six strategic initiatives: maximizing sales and profitability, particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; maintaining dominance in the Company's wear-to-work assortment, while redefining its casual assortment; improving average unit cost; optimizing the Company's real estate portfolio; and expanding its eCommerce and Outlet businesses. Progress made on each of these fronts continues to drive improved operating results.

        Net sales for the three months ended October 27, 2012 were $219.3 million, as compared to $216.7 million for the three months ended October 29, 2011. Comparable store sales increased 0.7% for the three months ended October 27, 2012, as compared to a comparable store sales decrease of 5.2% for the three months ended October 29, 2011. Net loss for the three months ended October 27, 2012 narrowed to $3.8 million, or $0.06 per diluted share. This compares to a net loss for the three months ended October 29, 2011 of $9.0 million, or $0.15 per diluted share, which includes a $2.5 million charge to income tax expense related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior.

        Capital spending for the nine months ended October 27, 2012 was $13.9 million, as compared to $9.4 million for the nine months ended October 29, 2011. The $13.9 million of capital spending represents $11.7 million related to the opening of 18 new stores, including 17 New York & Company

Outlet stores, and the remodeling of 12 existing stores, and $2.2 million related to non-store capital projects, which principally represent information technology enhancements. The Company ended the third quarter of fiscal year 2012 operating 536 stores, including 43 New York & Company Outlet stores, and 2.8 million selling square feet. Capital spending during the nine months ended October 29, 2011 represents $7.0 million related to the remodeling of 10 existing stores and $2.4 million related to non-store capital projects, which principally represent information technology enhancements.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 27, 2012 and October 29, 2011:

As a % of net sales	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.2%	75.3%	72.8%	76.3%

Gross profit	27.8%	24.7%	27.2%	23.7%
Selling, general and administrative expenses	29.5%	27.5%	28.4%	27.3%

Operating loss	(1.7)%	(2.8)%	(1.2)%	(3.6)%
Interest expense, net	0.1%	0.1%	—%	0.1%
Loss on modification and extinguishment of debt	—%	0.1%	—%	—%

Loss before income taxes	(1.8)%	(3.0)%	(1.2)%	(3.7)%
(Benefit) provision for income taxes	—%	1.1%	—%	0.4%

Net loss	(1.8)%	(4.1)%	(1.2)%	(4.1)%

Selected operating data:	Three months ended October 27, 2012	Three months ended October 29, 2011	Nine months ended October 27, 2012	Nine months ended October 29, 2011
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)(1)	0.7%	(5.2)%	(0.8)%	(2.0)%
Net sales per average selling square foot(2)	$77	$74	$236	$230
Net sales per average store(3)	$408	$399	$1,263	$1,247
Average selling square footage per store(4)	5,291	5,412	5,291	5,412

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

(3)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(4)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 27, 2012		Three months ended October 29, 2011		Nine months ended October 27, 2012		Nine months ended October 29, 2011
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	537	2,845,755	543	2,944,813	532	2,873,436	555	3,026,483
New stores	2	7,065	—	—	18	64,224	—	—
Closed stores	(3)	(12,250)	(1)	(5,503)	(14)	(72,938)	(13)	(63,911)
Net impact of remodeled stores on selling square feet	—	(4,731)	—	(5,899)	—	(28,883)	—	(29,161)

Stores open, end of period	536	2,835,839	542	2,933,411	536	2,835,839	542	2,933,411

Three Months Ended October 27, 2012 Compared to Three Months Ended October 29, 2011

        Net Sales.    Net sales for the three months ended October 27, 2012 increased to $219.3 million, as compared to $216.7 million for the three months ended October 29, 2011. Comparable store sales increased 0.7% for the three months ended October 27, 2012, as compared to a decrease of 5.2% for the three months ended October 29, 2011. In the comparable store base, average dollar sales per transaction increased by 1.6%, while the number of transactions per average store decreased by 0.9%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended October 27, 2012 increased to $60.9 million, or 27.8% of net sales, as compared to $53.5 million, or 24.7% of net sales, for the three months ended October 29, 2011. The improvement in gross profit during the three months ended October 27, 2012, as compared to the three months ended October 29, 2011, is due to a 140 basis point increase in merchandise margin, primarily attributable to reduced product costs and sourcing efficiencies, combined with a 170 basis point decrease in buying and occupancy costs as a percentage of net sales largely due to the Company remaining focused on cost savings and reducing rent expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $64.7 million, or 29.5% of net sales, for the three months ended October 27, 2012, as compared to $59.6 million, or 27.5% of net sales, for the three months ended October 29, 2011. The increase in selling, general and administrative expenses during the three months ended October 27, 2012, as compared to the three months ended October 29, 2011, is primarily due to an increase in variable-based compensation expense and investments in marketing, eCommerce and Outlet initiatives.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended October 27, 2012 was $3.8 million, or 1.7% of net sales, as compared to an operating loss of $6.0 million, or 2.8% of net sales, for the three months ended October 29, 2011.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended October 27, 2012 and the three months ended October 29, 2011.

        Loss on Modification and Extinguishment of Debt.    In connection with the repayment in full of the $4.5 million outstanding balance on the Company's term loan and entering into a Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. on August 10, 2011, the Company wrote off $0.1 million of unamortized deferred financing costs related to its previous credit facilities during the three months ended October 29, 2011. No such charges were incurred during the three months ended October 27, 2012.

        (Benefit) Provision for Income Taxes.    The benefit for income taxes for the three months ended October 27, 2012 was $0.1 million, as compared to a provision of $2.7 million for the three months ended October 29, 2011. The provision for income taxes during the three months ended October 29, 2011 includes a $2.5 million charge related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the three months ended October 27, 2012 was $3.8 million, or 1.8% of net sales, as compared to a net loss of $9.0 million, or 4.1% of net sales, for the three months ended October 29, 2011.

Nine Months Ended October 27, 2012 Compared to Nine Months Ended October 29, 2011

        Net Sales.    Net sales for the nine months ended October 27, 2012 decreased to $674.7 million, as compared to $684.6 million for the nine months ended October 29, 2011. Comparable store sales for the nine months ended October 27, 2012 decreased by 0.8%, as compared to a decrease of 2.0% for the nine months ended October 29, 2011. In the comparable store base, average dollar sales per transaction increased by 0.8%, while the number of transactions per average store decreased by 1.6%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended October 27, 2012 increased to $183.2 million, or 27.2% of net sales, as compared to $162.4 million, or 23.7% of net sales, for the nine months ended October 29, 2011. The improvement in gross profit during the nine months ended October 27, 2012, as compared to the nine months ended October 29, 2011, is due to a 210 basis point increase in merchandise margin, primarily attributable to reduced product costs and sourcing efficiencies, combined with a 140 basis point decrease in buying and occupancy costs as a percentage of net sales largely due to the Company remaining focused on cost savings and reducing rent expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $191.5 million, or 28.4% of net sales, for the nine months ended October 27, 2012, as compared to $187.2 million, or 27.3% of net sales, for the nine months ended October 29, 2011. The increase in selling, general and administrative expenses during the nine months ended October 27, 2012, as compared to the nine months ended October 29, 2011, is primarily due to an increase in variable-based compensation expense and investments in marketing, eCommerce and Outlet initiatives, which was partially offset by improved leverage of store selling expenses. During the nine months ended October 27, 2012 and October 29, 2011, the Company recorded in selling, general and administrative expenses a $0.4 million and a $0.9 million asset impairment charge, respectively, related to underperforming stores.

        Operating Loss.    For the reasons discussed above, operating loss for the nine months ended October 27, 2012 was $8.3 million, or 1.2% of net sales, as compared to an operating loss of $24.8 million, or 3.6% of net sales, for the nine months ended October 29, 2011.

        Interest Expense, Net.    Net interest expense was $0.3 million for the nine months ended October 27, 2012, as compared to $0.4 million for the nine months ended October 29, 2011.

        Loss on Modification and Extinguishment of Debt.    In connection with the repayment in full of the $4.5 million outstanding balance on the Company's term loan and entering into a Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. on August 10, 2011, the Company wrote off $0.1 million of unamortized deferred financing costs related to its previous credit facilities during the nine months ended October 29, 2011. No such charges were incurred during the nine months ended October 27, 2012.

        (Benefit) Provision for Income Taxes.    The benefit for income taxes for the nine months ended October 27, 2012 was $0.2 million, as compared to a provision of $2.8 million for the nine months ended October 29, 2011. The provision for income taxes during the nine months ended October 29, 2011 includes a $2.5 million charge related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit that relate to tax years 2002 and prior. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. For further information related to the deferred tax valuation allowance, please refer to Note 6, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Net Loss.    For the reasons discussed above, net loss for the nine months ended October 27, 2012 was $8.4 million, or 1.2% of net sales, as compared to a net loss of $28.0 million, or 4.1% of net sales, for the nine months ended October 29, 2011.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of October 27, 2012.

        The following tables contain information regarding the Company's liquidity and capital resources:

	October 27, 2012	January 28, 2012	October 29, 2011
	(Amounts in thousands)
Cash and cash equivalents	$23,500	$50,787	$20,666
Working capital	$27,365	$27,018	$31,024

	Nine months ended October 27, 2012	Nine months ended October 29, 2011
	(Amounts in thousands)
Net cash used in operating activities	$(13,449)	$(53,666)
Net cash used in investing activities	$(13,921)	$(9,367)
Net cash provided by financing activities	$83	$6,307

Net decrease in cash and cash equivalents	$(27,287)	$(56,726)

Operating Activities

        Net cash used in operating activities was $13.4 million for the nine months ended October 27, 2012, as compared to $53.7 million for the nine months ended October 29, 2011. The decrease in net cash used in operating activities during the nine months ended October 27, 2012, as compared to the nine months ended October 29, 2011, is primarily due to a lower net loss and changes in inventories, accounts payable, accrued expenses, deferred rent and other assets and liabilities, partially offset by changes in accounts receivable, income tax receivable, prepaid expenses and income tax payable.

Investing Activities

        Net cash used in investing activities was $13.9 million for the nine months ended October 27, 2012, as compared to $9.4 million for the nine months ended October 29, 2011. Net cash used in investing activities during the nine months ended October 27, 2012 reflects capital expenditures of $11.7 million related to the construction of 18 new stores and the remodeling of 12 existing stores, and $2.2 million related to non-store capital projects, which principally represent information technology enhancements. Net cash used in investing activities during the nine months ended October 29, 2011 reflects capital expenditures of $7.0 million related to the remodeling of 10 existing stores and $2.4 million for non-store capital projects, which principally represent information technology enhancements.

        The Company plans to end fiscal year 2012 with between 516 and 520 stores, including 44 New York & Company Outlet stores, and 2.7 million selling square feet. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities was $0.1 million for the nine months ended October 27, 2012, as compared to $6.3 million for the nine months ended October 29, 2011. Net cash provided by financing activities for the nine months ended October 27, 2012 consists of proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended October 29, 2011 consists of $12.0 million of proceeds from borrowings under the Company's revolving credit facility and $2.2 million of proceeds from the exercise of stock options, partially offset by quarterly payments totaling $7.5 million against a term loan that was paid in full on August 10, 2011 and the payment of $0.4 million of financing costs in connection with the completion of the Company's amended credit facility on August 10, 2011.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of October 27, 2012, the Company had availability under its revolving credit facility of $56.1 million, net of letters of credit outstanding of $12.3 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012, and $53.7 million, net of letters of credit outstanding of $8.3 million, as of October 29, 2011.

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

        In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will consider the requirements of ASU 2012-02 when conducting the annual impairment test of its indefinite-lived intangible assets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of October 27, 2012, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of October 27, 2012, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2012.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2012.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 6, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
By:	/s/ SHEAMUS TOAL Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 6, 2012