Form 10-K
period 2013-02-02
New York & Company, Inc.
filed 2013-04-16
CIK 1211351

Use these links to rapidly review the document

New York & Company, Inc. and Subsidiaries Consolidated Financial Statements Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of July 27, 2012 was approximately $134.9 million, using the closing price per share of $4.54, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 29, 2013 was 63,148,148.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K includes forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, those discussed under the headings "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report on Form 10-K.

        The Company undertakes no obligation to revise the forward looking statements included in this Annual Report on Form 10-K to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of February 2, 2013, the Company operated 519 stores with 2.7 million selling square feet in 43 states.

        The Company offers a merchandise assortment consisting of wear-to-work, casual apparel and accessories, including pants, dresses, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags and jewelry. The Company's strongest presence is within the wear-to-work and pant categories. The Company's merchandise reflects current fashions and fulfills a broad spectrum of its customers' lifestyle and wardrobe requirements.

        The Company positions its retail stores and eCommerce store as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. The Company's stores are typically concentrated in large population centers of the United States and are located in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

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

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 53-week year ended February 2, 2013, and the 52-week years ended January 28, 2012 and January 29, 2011 are referred to herein as "fiscal year 2012," "fiscal year 2011," and "fiscal year 2010," respectively. The 52-week year ending February 1, 2014 is referred to herein as "fiscal year 2013."

The Company's Growth Strategies

        The Company believes that it can maximize sales and profitability by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points, supported by omni-channel capabilities. One of the Company's top priorities for fiscal year 2013 is to implement an omni-channel retail strategy, which by definition is intended to provide a seamless and consistent customer shopping experience across all channels of the business including New York & Company stores, New York & Company Outlet stores, and the New York & Company eCommerce store. The Company believes that its omni-channel retail strategy will improve its customers' shopping experience, enhance brand image and increase customer loyalty.

eCommerce Store

        The Company believes that its eCommerce store (www.nyandcompany.com) provides an effective means to reach its existing customers and, more importantly, attract new customers to the New York & Company brand. The eCommerce store is designed to cater to the customers' lifestyle needs by offering an easy alternative to shop, while also increasing brand awareness. The Company believes that it can continue to grow sales with its eCommerce store by broadening its online assortment with new product exclusives and expanded product extensions. The Company is currently in the process of upgrading its eCommerce website, which, among other enhancements, will have a more modern look and feel with easier navigation, offer multiple payment methods for customers, provide international shipping capabilities and interface with a new mobile site.

Expand the New York & Company Outlet Store Base

        The New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the Outlet stores and clearance merchandise. In the near term, the Company expects Outlet exclusive merchandise to represent the majority of the Outlet business. The Company plans to continue opening a number of New York & Company Outlet stores each year, and believes over the long term, the New York & Company Outlet business could grow to over 75 locations. As of February 2, 2013, the Company operated 44 Outlet stores.

Optimize the New York & Company Store Base

        The Company is focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling a portion of its existing stores annually. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores.

Enhance Brand Image and Increase Customer Loyalty

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, customer service, and consistent marketing across all channels of the business. The Company believes that its combination of fashion apparel, most notably its wear-to-work and pant categories, combined with accessories and attractive price points differentiates its brand from its competitors and drives strong recognition and endorsement by its target customers.

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

        Sourcing Relationships.    The Company purchases apparel and accessories products both from importers and directly from manufacturers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from approximately nine countries, with China, Vietnam and Indonesia representing approximately 91% of all purchases during fiscal year 2012.

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

        The Company relies on a third-party to operate its eCommerce store, including fulfillment services. The third-party warehouse facility is located in Martinsville, Virginia. Merchandise is received in this location from Limited Brands' distribution center. The operation of the Company's eCommerce store is covered by a master services agreement that is set to expire on April 30, 2018.

Real Estate

        As of February 2, 2013, the Company operated 519 stores in 43 states, with an average of 5,251 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are located in large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

 Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2008	578	25	(14)	14	589
2009	589	11	(24)	3	576
2010	576	22	(43)	8	555
2011	555	—	(23)	11	532
2012	532	18	(31)	13	519

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net (reduction) increase of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2008	3,327,450	104,641	(98,572)	(38,740)	3,294,779
2009	3,294,779	31,755	(133,398)	466	3,193,602
2010	3,193,602	74,830	(230,435)	(11,514)	3,026,483
2011	3,026,483	—	(123,978)	(29,069)	2,873,436
2012	2,873,436	64,224	(175,483)	(36,904)	2,725,273

Store Count by State as of February 2, 2013

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	10	Maine	1	North Dakota	1
Arizona	8	Maryland	15	Ohio	22
Arkansas	3	Massachusetts	11	Oklahoma	4
California	48	Michigan	12	Pennsylvania	34
Colorado	6	Minnesota	7	Rhode Island	3
Connecticut	7	Mississippi	4	South Carolina	13
Delaware	2	Missouri	11	South Dakota	1
Florida	31	Nebraska	3	Tennessee	14
Georgia	18	Nevada	5	Texas	46
Illinois	20	New Hampshire	2	Utah	2
Indiana	8	New Jersey	29	Virginia	21
Iowa	1	New Mexico	1	Washington	1
Kansas	2	New York	47	West Virginia	3
Kentucky	7	North Carolina	19	Wisconsin	8
Louisiana	8

				Grand Total	519

        Site Selection.    The Company's real estate management team is responsible for new store site selection. In selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        The Company plans to open a number of new New York & Company Outlet stores each year, while relocating and remodeling a portion of its existing store base annually. Each Outlet store is approximately 3,000 to 5,000 selling square feet. New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that can be found at New York & Company stores, merchandise specific to the Outlet stores and clearance merchandise. In the near term, the Company expects Outlet exclusive merchandise to represent the majority of the Outlet business.

        During fiscal year 2012, the Company opened 18 new Outlet stores, remodeled 13 stores and closed 31 stores, ending the year with 519 stores, including 44 Outlet stores and 2.7 million selling square feet. The Company believes over the long term, the New York & Company Outlet business could grow to over 75 locations.

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

        Field Sales Organization.    Store operations are organized into four regions and 43 districts. Each region is managed by a regional sales leader. The Company staffs approximately 43 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is typically staffed with a store manager and two additional support managers. Higher volume stores may have additional support managers as required. All stores are staffed with hourly sales associates. The Company has approximately 1,500 full-time in-store managers. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

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

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its fashion apparel, most notably its wear-to-work and pant categories, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiates its brand from its competitors and drives strong brand recognition and endorsement by its target customers. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of its brand through, among other things, direct mail marketing, Fashion Books, in-store marketing, e-mail and text messaging programs, social media such as Facebook, and select advertising. The Company also makes investments to enhance the overall client experience through opening new stores, remodeling existing stores, broadening its assortment online at www.nyandcompany.com, and focusing on client service.

        The Company believes that it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers. The Company uses its customer database, which includes approximately 6.3 million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

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

        During fiscal year 2013, one of the Company's top priorities is to implement an omni-channel retail strategy, which provides a seamless customer experience through all channels of the business, including New York & Company stores, New York & Company Outlet stores, and the New York & Company eCommerce store. To that end, the Company has embarked on several initiatives, among which are the upgrade of its eCommerce platform and website and the implementation of channel planning capabilities using its JDA Enterprise system, which it believes will improve its customers' shopping experience, enhance brand image and increase customer loyalty.

        In addition, during fiscal year 2013 the Company will begin the implementation of TradeStone's Merchandise Lifecycle Management solutions, which will be rolled out in two phases over a two-year period. This software will be used to manage the Company's entire product lifecycle from design concept to the delivery of finished product in its stores; streamlining internal processes, enhancing communication with apparel and accessories vendors (overseas and domestic), and eliminating information silos and disconnected systems.

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company differentiates itself from its competitors on the basis of its fashion apparel, most notably its wear-to-work and pant categories, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

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

Employees and Labor Relations

        As of February 2, 2013, the Company had a total of 6,624 employees of which 1,997 were full-time employees and 4,627 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO ("Local 1102") is set to expire August 31, 2013. Approximately 8% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers. These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. The current economic conditions may continue to negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's business, financial condition and results of operations. The current economic conditions could also negatively impact the Company's merchandise vendors and their ability to deliver products and sustain profits and sufficient liquidity. To counteract their cash flow problems, the Company's merchandise vendors may require letters-of-credit or attempt to increase prices, pass through increased costs or seek some other form of relief, which may adversely impact the Company's business, financial condition and results of operations. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which could negatively impact traffic in the Company's stores leading to a decrease in sales and profitability.

The raw materials used to manufacture the Company's products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from approximately nine countries, with China, Vietnam and Indonesia representing approximately 91% of all purchases during fiscal year 2012. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2004 through fiscal year 2012, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve consistency in its future sales and cannot ensure a high level of comparable store sales in the future.

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

        If the Company's future comparable store sales fail to meet expectations, then the market price of the Company's common stock could decline substantially. For more information, you should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

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

        The Company's growth strategy includes the addition of a number of new New York & Company Outlet stores each year, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease and renewal terms, including the renegotiation of existing rent concessions, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. To the extent that the Company's new Outlet store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its new stores through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

        In addition, continued consolidation in the commercial retail real estate market could affect the Company's ability to successfully negotiate favorable lease and renewal terms for its stores in the future. Should significant consolidation continue, a large proportion of the Company's store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms due to their significant negotiating leverage. If the Company is unable to negotiate favorable lease terms with these entities, this could affect its ability to profitably operate its stores, which could adversely affect the Company's financial condition and results of operations.

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

        The Company relies on purchased or leased hardware and software licensed from third parties or internally developed in order to manage its business. The Company's ability to maintain and upgrade its information technology infrastructure is critical to the success of its business and the implementation of its omni-channel retail strategy beginning in fiscal year 2013. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to the Company's infrastructure or loss of the right to use any of this hardware or software could affect the Company's operations, which could negatively affect the Company's business until corrected or until equivalent technology is either developed by the Company or, if available, is identified, obtained and integrated. In addition, the software underlying the Company's operations can contain undetected errors. The

Company may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying the Company's operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to the Company's reputation which could adversely affect the Company's business, financial condition and results of operations.

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

        In conjunction with the implementation of the Company's omni-channel retail strategy in fiscal year 2013, the Company is embarking upon several new initiatives, including, among others, the upgrade of its eCommerce store, the implementation of channel planning capabilities using its JDA Enterprise system, and the implementation of TradeStone's Lifecycle Management solutions, which will be used to manage the Company's product lifecycle from design concept to the delivery of finished product in its stores. The Company's omni-channel retail strategy and these related systems initiatives are complex and require managerial and financial expertise to implement successfully. If the Company is unable to successfully implement these initiatives or if its customers are not provided with the intended benefits, the Company's financial condition and results of operations could be adversely affected.

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

The Company may lose key personnel.

        The Company believes that it has benefited from the leadership and experience of its Chief Executive Officer, Gregory J. Scott, and its other key executives. The loss of the services of any of these individuals could have a material adverse effect on the business and the prospects of the Company. Competition for key personnel in the retail industry is intense and the Company's future success will depend upon its ability to retain, recruit and train qualified personnel.

The Company is a "controlled company," and the interests in its business of its controlling stockholders may be different from yours.

        Pursuant to a stockholders agreement among certain stockholders of the Company, Irving Place Capital (formerly known as Bear Stearns Merchant Banking) is able to, subject to applicable law, designate a majority of the members of the Board of Directors of the Company and control actions to be taken by the Company and its Board of Directors, including amendments to the Company's restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets. The directors so elected will have the authority, subject to the terms of the Company's indebtedness and the rules and regulations of the New York Stock Exchange, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Because Irving Place Capital owns more than 50% of the voting power of the Company, the Company is considered a "controlled company" for the purposes of the New York Stock Exchange listing requirements. As such, the Company is permitted to opt out of the New York Stock Exchange corporate governance requirements that its Board of Directors, its Compensation Committee and its Nomination and Governance Committee meet the standard of independence established by those corporate governance requirements. As a result, the Company's Board of Directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those independence standards were to apply. The New York Stock Exchange independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Two of the Company's directors are employees of Irving Place Capital, and one of the Company's directors is a senior advisor to Irving Place Capital. It is possible that the interests of Irving Place Capital or that of an entity that controls Irving Place Capital may in some circumstances conflict with the Company's interests and the interests of its other stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 3.5 million total gross square feet as of February 2, 2013, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in

2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 29, 2013 was 179. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2012
Fourth quarter	$3.99	$3.09
Third quarter	$4.67	$3.21
Second quarter	$4.72	$3.16
First quarter	$4.10	$2.56
Fiscal Year 2011
Fourth quarter	$3.19	$2.25
Third quarter	$5.56	$2.48
Second quarter	$6.30	$4.18
First quarter	$7.50	$5.21

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

Performance Graph

        The following graph shows a quarterly comparison of the cumulative total return on an initial investment of $100 on February 2, 2008 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's SmallCap 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

Issuer Sales of Equity Securities

        During fiscal year 2012, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plans or programs.

Issuer Purchases of Equity Securities

        The Company neither purchased any shares of its common stock during the fourth quarter nor has it made any plans or established any programs to purchase any shares of its common stock.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 53-week fiscal year ended February 2, 2013, referred to as "fiscal year 2012," the 52-week fiscal year ended January 28, 2012, referred to as "fiscal year 2011," the 52-week fiscal year ended January 29, 2011, referred to as "fiscal year 2010," the 52-week fiscal year ended January 30, 2010, referred to as "fiscal year 2009," and the 52-week fiscal year ended January 31, 2009, referred to as "fiscal year 2008," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2012 (53-weeks)	Fiscal Year 2011 (52-weeks)	Fiscal Year 2010 (52-weeks)	Fiscal Year 2009 (52-weeks)	Fiscal Year 2008 (52-weeks)
Statements of operations data:
Net sales	$966,434	$956,456	$1,021,699	$1,006,675	$1,139,853
Cost of goods sold, buying and occupancy costs(1)	701,613	734,838	788,378	754,086	843,478

Gross profit	264,821	221,618	233,321	252,589	296,375
Selling, general and administrative expenses	262,569	257,188	298,419	274,139	306,101
Restructuring charges(1)	—	—	1,281	2,376	24,529

Operating income (loss)	2,252	(35,570)	(66,379)	(23,926)	(34,255)
Interest expense, net of interest income	360	495	697	755	726
Loss on modification and extinguishment of debt	—	144	—	—	—

Income (loss) from continuing operations before income taxes	1,892	(36,209)	(67,076)	(24,681)	(34,981)
(Benefit) Provision for income taxes(2)	(208)	2,728	9,466	(11,197)	(14,683)

Income (loss) from continuing operations	2,100	(38,937)	(76,542)	(13,484)	(20,298)
Income from discontinued operations, net of taxes	—	—	81	3	491

Net income (loss)	$2,100	$(38,937)	$(76,461)	$(13,481)	$(19,807)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share from continuing operations	$0.03	$(0.64)	$(1.29)	$(0.23)	$(0.34)
Basic earnings per share from discontinued operations	—	—	—	—	0.01

Basic earnings (loss) per share	$0.03	$(0.64)	$(1.29)	$(0.23)	$(0.33)

Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share from continuing operations	$0.03	$(0.64)	$(1.29)	$(0.23)	$(0.34)
Diluted earnings per share from discontinued operations	—	—	—	—	0.01

Diluted earnings (loss) per share	$0.03	$(0.64)	$(1.29)	$(0.23)	$(0.33)

Weighted average shares outstanding:
Basic shares of common stock	61,516	60,824	59,443	59,457	59,650

Diluted shares of common stock	62,164	60,824	59,443	59,457	59,650

(amounts in thousands)	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Balance sheet data (at period end):
Cash and cash equivalents	$60,933	$50,787	$77,392	$87,296	$54,281
Working capital	$38,944	$24,583	$42,765	$67,954	$70,599
Total assets	$292,680	$299,791	$355,210	$436,527	$456,813
Total debt(3)	$—	$—	$7,500	$13,500	$19,500
Stockholders' equity	$106,252	$100,105	$133,837	$208,164	$222,496

(1)
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

(2)
The income tax provision in fiscal year 2010, despite the loss from continuing operations, is primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. For further information related to the deferred tax valuation allowance, please refer to Note 13, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(3)
On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement expires on August 10, 2016. Concurrent with the closing of the Loan Agreement, the Company repaid in full the $4.5 million outstanding balance on the term loan under the prior agreement and wrote off $0.1 million of unamortized deferred financing costs related to the prior agreement.

For further information related to the Loan Agreement, please refer to Note 12, "Long-Term Debt and Credit Facilities" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of February 2, 2013, the Company operated 519 stores in 43 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 53-week year ended February 2, 2013, and the 52-week years ended January 28, 2012 and January 29, 2011 are referred to herein as "fiscal year 2012," "fiscal year 2011," and "fiscal year 2010," respectively. The 52-week year ending February 1, 2014 is referred to herein as "fiscal year 2013."

Fiscal Year 2012 Summary

        Throughout fiscal year 2012, the Company remained focused on its strategic initiatives—the Company's six keys to success. These include: maximizing sales and profitability particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; maintaining dominance in the Company's wear-to-work assortment, while redefining its casual assortment; improving average unit cost; optimizing the Company's real estate portfolio; and expanding its eCommerce and Outlet businesses. Progress made on each of these fronts, as summarized below, contributed to a strong improvement in fiscal year 2012 operating results compared to fiscal year 2011.

        For fiscal year 2012, net sales were $966.4 million, as compared to $956.5 million for fiscal year 2011, and comparable store sales increased 0.1% for fiscal year 2012 versus a decrease of 3.3% in fiscal year 2011. Sales from the Company's eCommerce store are included in comparable store sales. During fiscal year 2012, the Company's eCommerce business continued to expand, experiencing a 16% increase in net sales, as compared to fiscal year 2011.

        As a result of a reduction in average unit cost, a lower level of markdowns and improved leverage of rent expense, the Company's gross profit for fiscal year 2012 increased $43.2 million to $264.8 million, or 27.4% of net sales, as compared to $221.6 million, or 23.2% of net sales, in fiscal year 2011.

        During fiscal year 2012, the Company opened 18 new Outlet stores, closed 31 stores, and remodeled 13 existing stores. Continuing to expand the New York & Company Outlet business, while reducing non-productive selling square feet across the chain of New York & Company stores is an integral component of the Company's goal to improve productivity and profitability of its store base. As of February 2, 2013, the Company operated 519 stores, including 44 Outlet stores, and 2.7 million selling square feet.

        As of February 2, 2013, the Company had cash and cash equivalents of $60.9 million, working capital of $38.9 million and availability under its revolving credit facility of $33.4 million.

        The Company believes there is a considerable opportunity to build upon the progress that was made during fiscal year 2012. Looking forward, the Company is dedicated to accomplishing the following strategic initiatives: maximizing sales and profitability particularly during holiday and other peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; capitalizing on the growth opportunity in the pant and denim categories; reducing markdowns through streamlining of business processes; delivering a compelling omni-channel customer experience; and expanding its eCommerce and Outlet businesses.

        During fiscal year 2013, one of the Company's top priorities is to implement an omni-channel retail strategy, which by definition is intended to provide a seamless and consistent customer experience across all channels of the business, including New York & Company stores, New York & Company Outlet stores, and the New York & Company eCommerce store. To that end, the Company has embarked on several initiatives, among which are the upgrade of its eCommerce platform and website and the implementation of channel planning capabilities using its JDA Enterprise system, which it believes will improve its customers' shopping experience, enhance brand image and increase customer loyalty.

        In addition, during fiscal year 2013 the Company will begin the implementation of TradeStone's Merchandise Lifecycle Management solutions, which will be rolled out in two phases over a two-year period. This software will be used to manage the Company's entire product lifecycle from design concept to the delivery of finished product in its stores; streamlining internal processes, enhancing communication with apparel and accessories vendors (overseas and domestic), and eliminating information silos and disconnected systems.

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store are included in comparable store sales. Non-comparable store sales include new stores, stores relocated within the same shopping center and remodeled stores that have a change in gross square footage of more than 20%, which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store are recognized when the merchandise is shipped to the customer and the purchases are paid for. A reserve is provided for projected merchandise returns based on prior experience.

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage. The Company recognizes gift card and merchandise credit breakage as revenue as they each are redeemed over a two-year redemption period based on their respective historical breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rate for gift cards and merchandise credits based on their respective historical redemption patterns.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2012, fiscal year 2011 and fiscal year 2010:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.6%	76.8%	77.2%

Gross profit	27.4%	23.2%	22.8%
Selling, general and administrative expenses	27.2%	26.9%	29.2%
Restructuring charges	—%	—%	0.1%

Operating income (loss)	0.2%	(3.7)%	(6.5)%
Interest expense, net	—%	0.1%	0.1%
Loss on modification and extinguishment of debt	—%	—%	—%

Income (loss) before income taxes	0.2%	(3.8)%	(6.6)%
(Benefit) provision for income taxes	—%	0.3%	0.9%

Income (loss) from continuing operations	0.2%	(4.1)%	(7.5)%
Income from discontinued operations, net of taxes	—%	—%	—%

Net income (loss)	0.2%	(4.1)%	(7.5)%

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	0.1%	(3.3)%	1.6%
Net sales per average selling square foot(1)	$345	$324	$329
Net sales per average store(2)	$1,837	$1,758	$1,805
Average selling square footage per store(3)	5,251	5,401	5,453

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2012		Fiscal Year 2011		Fiscal Year 2010
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	532	2,873,436	555	3,026,483	576	3,193,602
New stores	18	64,224	—	—	22	74,830
Closed stores	(31)	(175,483)	(23)	(123,978)	(43)	(230,435)
Net impact of remodeled stores on selling square feet	—	(36,904)	—	(29,069)	—	(11,514)

Stores open, end of period	519	2,725,273	532	2,873,436	555	3,026,483

Fiscal Year 2012 Compared to Fiscal Year 2011

        Net Sales.    Net sales for fiscal year 2012 increased to $966.4 million, as compared to $956.5 million for fiscal year 2011. Contributing to the increase in net sales was the 53rd week during fiscal year 2012, which represented $11.6 million of sales versus fiscal year 2011 which had 52 weeks. In addition, comparable store sales increased 0.1% for fiscal year 2012, as compared to a decrease of 3.3% for fiscal year 2011. In the comparable store base, average dollar sales per transaction decreased by 0.1%, while the number of transactions per average store increased by 0.2%, as compared to the same period last year. During the fourth quarter of fiscal year 2012, the Company determined it had adequate information on historical redemption patterns for merchandise credits and utilized this to revise its estimates of redemption rates and the period over which breakage is recognized, which resulted in a $4.3 million increase in net sales and gross profit, as compared to fiscal year 2011.

        Gross Profit.    Gross profit for fiscal year 2012 increased to $264.8 million, or 27.4% of net sales, as compared to $221.6 million, or 23.2% of net sales, for fiscal year 2011. The increase in gross profit as a percentage of net sales during fiscal year 2012, as compared to fiscal year 2011, was primarily the result of a 260 basis point improvement in merchandise margin, primarily attributable to reduced product costs and a lower level of markdowns combined with a 160 basis point decrease in buying and occupancy costs as a percentage of net sales, as the Company remained focused on cost savings and reducing rent expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $262.6 million, or 27.2% of net sales, for fiscal year 2012, as compared to $257.2 million, or 26.9% of net sales, for fiscal year 2011. Contributing to the increase in selling, general and administrative expenses during fiscal year 2012, as compared to fiscal year 2011, was an increase in variable-based compensation expense and additional investments in marketing, eCommerce and Outlet initiatives, which was partially offset by improved leverage of store selling expenses. In addition, selling, general and administrative expenses during fiscal year 2012 were impacted by the inclusion of $0.6 million of non-cash charges related to the impairment of store assets. During fiscal year 2011, the Company recorded $3.1 million of non-cash charges in connection with the impairment of store assets.

        Operating Income (Loss).    For the reasons discussed above, operating income for fiscal year 2012 was $2.3 million, or 0.2% of net sales, as compared to an operating loss of $35.6 million, or 3.7% of net sales, during fiscal year 2011.

        Interest Expense, Net.    Net interest expense was $0.4 million during fiscal year 2012, as compared to $0.5 million during fiscal year 2011.

        (Benefit) Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. The income tax provision in fiscal year 2011 is primarily due to a $2.5 million charge to income tax expense incurred during the third quarter related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit settlement for tax years prior to and including 2002. For further information related to the deferred tax valuation allowance, please refer to Note 13, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net Income (Loss).    For the reasons discussed above, net income was $2.1 million, or 0.2% of net sales, for fiscal year 2012. This compares to a net loss of $38.9 million, or 4.1% of net sales, for fiscal year 2011.

Fiscal Year 2011 Compared to Fiscal Year 2010

        Net Sales.    Net sales for fiscal year 2011 decreased 6.4% to $956.5 million, as compared to $1,021.7 million for fiscal year 2010. Contributing to the decline in net sales was the Company's lower store base which consisted of 532 stores open at January 28, 2012, as compared to 555 stores open at January 29, 2011. In addition, comparable store sales decreased 3.3% for fiscal year 2011, as compared to an increase of 1.6% for fiscal year 2010. In the comparable store base, average dollar sales per transaction increased by 13.4%, while the number of transactions per average store decreased by 14.7%, as compared to the same period last year.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $257.2 million, or 26.9% of net sales, for fiscal year 2011, as compared to $298.4 million, or 29.2% of net sales, for fiscal year 2010. Selling, general and administrative expenses during fiscal year 2010 were impacted by the inclusion of: (i) $15.7 million of non-cash charges recorded during the second quarter of fiscal year 2010, of which $15.2 million relates to the impairment of store assets and $0.5 million relates to the disposal of certain information technology assets; (ii) $2.7 million of charges in connection with state sales and use tax and payroll tax audits; (iii) $1.0 million of separation expenses related to management changes that were not associated with the Company's restructuring activities; (iv) recruiting expenses associated with the hiring of the new chief executive officer and certain other executive positions; (v) legal expenses due to two lawsuits; and (vi) incentive compensation expense resulting primarily from the Company's improved performance in the third and fourth quarters of fiscal year 2010. Also contributing to the decrease in selling, general and administrative expenses during fiscal year 2011, as compared to fiscal year 2010, were the impact of store payroll efficiencies and the reduction of the Company's store base since the fourth quarter last year. These expense savings were partially offset by $3.1 million of non-cash charges recorded in connection with the impairment of store assets during fiscal year 2011.

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

        Provision for Income Taxes.    The effective tax rate for fiscal year 2011 reflects a provision of 7.5%, as compared to a provision of 14.1% for fiscal year 2010. The income tax provision in fiscal year 2011 is primarily due to a $2.5 million charge to income tax expense incurred during the third quarter related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit settlement for tax years prior to and including 2002. The income tax provision in fiscal year 2010 was primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 13, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

	Fiscal Year 2012				Fiscal Year 2011
	Quarter ended				Quarter ended
Statements of Operations data	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	(Amounts in thousands, except per share data)
Net sales	$227,736	$227,690	$219,250	$291,758	$239,354	$228,557	$216,708	$271,837
Gross profit	$64,550	$57,719	$60,927	$81,625	$61,990	$46,924	$53,510	$59,194
Operating (loss) income	$(76)	$(4,403)	$(3,819)	$10,550	$(3,599)	$(15,114)	$(6,049)	$(10,808)
Net (loss) income	$(211)	$(4,330)	$(3,839)	$10,480	$(3,678)	$(15,398)	$(8,971)	$(10,890)
Basic (loss) earnings per share of common stock	$—	$(0.07)	$(0.06)	$0.17	$(0.06)	$(0.25)	$(0.15)	$(0.18)

Diluted (loss) earnings per share of common stock	$—	$(0.07)	$(0.06)	$0.17	$(0.06)	$(0.25)	$(0.15)	$(0.18)

Weighted average shares outstanding:
Basic shares of common stock	61,302	61,437	61,583	61,742	60,021	60,953	61,134	61,189

Diluted shares of common stock	61,302	61,437	61,583	62,341	60,021	60,953	61,134	61,189

	Fiscal Year 2012				Fiscal Year 2011
	Quarter ended				Quarter ended
(as a % of net sales)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3%	25.3%	27.8%	28.0%	25.9%	20.5%	24.7%	21.8%
Operating (loss) income	—%	(1.9)%	(1.7)%	3.6%	(1.5)%	(6.6)%	(2.8)%	(4.0)%
Net (loss) income	(0.1)%	(1.9)%	(1.8)%	3.6%	(1.5)%	(6.7)%	(4.1)%	(4.0)%

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

(Amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Cash and cash equivalents	$60,933	$50,787	$77,392
Working capital	$38,944	$24,583	$42,765

(Amounts in thousands)	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Net cash provided by (used in) operating activities of continuing operations	$27,380	$(8,554)	$10,803
Net cash used in investing activities of continuing operations	$(17,329)	$(12,158)	$(14,759)
Net cash provided by (used in) financing activities of continuing operations	$95	$(5,893)	$(5,948)

Net increase (decrease) in cash and cash equivalents	$10,146	$(26,605)	$(9,904)

Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $27.4 million during fiscal year 2012, as compared to net cash used in operating activities of $8.6 million during fiscal year 2011. The increase in net cash provided by operating activities of continuing operations during fiscal year 2012, as compared to fiscal year 2011, is primarily related to increased net income, as well as changes in inventory, accounts payable, accrued expenses, and deferred rent, partially offset by changes in accounts receivable, income taxes receivable, prepaid expenses, income taxes payable, and other assets and liabilities in fiscal year 2012.

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

Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations was $17.3 million, $12.2 million, and $14.8 million, during fiscal year 2012, fiscal year 2011, and fiscal year 2010, respectively. Net cash used in investing activities of continuing operations during fiscal year 2012 reflects capital expenditures of $18.1 million, which includes $13.4 million related to the opening of 18 new Outlet stores and the remodeling of 13 existing stores, and $4.7 million related to non-store capital projects, which principally represent information technology enhancements, partially offset by $0.8 million of insurance recoveries. Net cash used in investing activities of continuing operations during fiscal year 2011 reflects capital expenditures of $12.2 million, which includes $8.0 million related to the remodeling of 11 existing stores and $4.2 million related to non-store capital projects, which principally represent information technology enhancements. Net cash used in investing activities of continuing operations during fiscal year 2010 reflects capital expenditures of $10.2 million related to the opening of 22 new stores and the remodeling of eight existing stores, and $5.5 million related to non-store capital projects, partially offset by $0.9 million of proceeds from the sale of fixed assets.

        For fiscal year 2013, capital expenditures are expected to be in the range of $22.0 million to $25.0 million, reflecting the expansion of the Company's Outlet business, as compared to $18.1 million in fiscal year 2012. For fiscal year 2013, the Company currently expects to open eight to 12 new Outlet stores, remodel 10 to 15 existing locations, and close between 30 and 36 stores, ending the year with between 491 and 501 stores, including 52 to 56 Outlet stores.

Financing Activities of Continuing Operations

        Net cash provided by financing activities of continuing operations was $0.1 million in fiscal year 2012, as compared to net cash used in financing activities of $5.9 million in fiscal years 2011 and 2010. Net cash provided by financing activities of continuing operations for fiscal year 2012 consisted of $0.1 million of proceeds from the exercise of stock options. Net cash used in financing activities of continuing operations for fiscal year 2011 consisted of $14.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $14.0 million of borrowings, the full repayment of the Company's outstanding term loan totaling $7.5 million, the payment of $0.6 million of financing costs related to the Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A., partially offset by $2.2 million of proceeds from the exercise of stock options. Net cash used in financing activities of continuing operations for fiscal year 2010 consisted primarily of $21.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $21.0 million of borrowings and quarterly payments against the Company's outstanding term loan totaling $6.0 million.

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

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of February 2, 2013, the Company had availability under its revolving credit facility of $33.4 million, net of letters of credit outstanding of $12.0 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2013.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of February 2, 2013:

		Payments Due by Period(3)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Operating leases(1)	$401,002	$101,040	$166,672	$84,517	$48,773
Purchase obligations(2)	85,603	81,603	4,000	—	—

Total contractual obligations	$486,605	$182,643	$170,672	$84,517	$48,773

(1)
Represents future minimum lease payments, under non-cancelable leases as of February 2, 2013. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2012, CAM charges and real estate taxes were $59.3 million and other landlord charges were $4.6 million.

(2)
Represents purchase orders for merchandise and store construction commitments not yet received or recorded on the consolidated balance sheet, as well as a contractual obligation for distribution and logistics services used in the normal course of business.

(3)
Not included in the above table are net potential cash obligations of $4.4 million associated with unrecognized tax benefits and $3.1 million associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the unfunded pension liability, please refer to Note 13, "Income Taxes" and Note 9, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of February 2, 2013:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$856	$856	$—	$—	$—
Standby letters of credit(1)	11,125	11,125	—	—	—

Total commercial commitments	$11,981	$11,981	$—	$—	$—

(1)
Issued under its revolving credit facility. At February 2, 2013, there were no outstanding borrowings under this facility.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluations during fiscal year 2012 resulted in non-cash charges of $0.4 million and $0.2 million during the second quarter and fourth quarter, respectively, related to the impairment of store assets. The Company's evaluations during fiscal year 2011 resulted in non-cash charges of $0.9 million and $2.2 million during the second quarter and fourth quarter, respectively, related to the impairment of store assets. The Company's evaluations during fiscal year 2010 resulted in a non-cash charge of $16.3 million related to the impairment of store assets during the second quarter.

        Intangible Assets.    The Company follows ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC 350"), which prohibits the amortization of goodwill and intangible assets with indefinite lives. ASC 350 requires that these assets be reviewed for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. Intangible assets with finite lives are amortized over their estimated useful lives.

        The calculation of estimated fair values used in the evaluation of intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company's fiscal year 2012, fiscal year 2011 and fiscal year 2010 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

        During the second quarter of fiscal year 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. As of February 2, 2013 and January 28, 2012, the Company reported a valuation allowance against its deferred tax assets totaling $59.7 million and $58.4 million, respectively. For further information related to deferred tax assets and the related valuation allowance, please refer to Note 13, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Adoption of New Accounting Standards

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs" ("ASU 2011-04"), which amends ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The updated guidance amends U.S. generally accepted accounting principles ("GAAP") to create more commonality with International Financial Reporting Standards ("IFRS") by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and has been applied prospectively. The Company's adoption of ASU 2011-04 on January 29, 2012 did not have a material impact on its financial position and results of operations.

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

        In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends ASC 350 to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will consider the requirements of ASU 2012-02 when conducting the annual impairment test of its indefinite-lived intangible assets and does not believe the adoption of ASU 2012-02 will have a material impact on its financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that will be effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a material impact on the Company's financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of February 2, 2013, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of February 2, 2013, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2013.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 2013.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 2013.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 2013.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Annual Report:

1.
The following consolidated financial statements of the Company are filed as part of this Annual Report:

•
Reports of Independent Registered Public Accounting Firm;

•
Consolidated Statements of Operations;

•
Consolidated Statements of Comprehensive Income (Loss);

•
Consolidated Balance Sheets;

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2010	Sales Return Reserve	$1,724	$30,725	$30,783	$1,666
2011	Sales Return Reserve	$1,666	$34,091	$34,360	$1,397
2012	Sales Return Reserve	$1,397	$36,864	$36,658	$1,603
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2013.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 16, 2013
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 16, 2013
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 16, 2013
/s/ JILL BERAUD Jill Beraud	Director	April 16, 2013
/s/ DAVID H. EDWAB David H. Edwab	Director	April 16, 2013
/s/ JAMES O. EGAN James O. Egan	Director	April 16, 2013

Name	Title	Date

/s/ JOHN D. HOWARD John D. Howard	Director	April 16, 2013
/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	April 16, 2013
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 16, 2013
/s/ MICHELLE PEARLMAN Michelle Pearlman	Director	April 16, 2013
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 16, 2013
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 16, 2013
/s/ EDMOND S. THOMAS Edmond S. Thomas	Director	April 16, 2013

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended February 2, 2013 and our report dated April 16, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 16, 2013

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended February 2, 2013 (53-weeks)	Fiscal year ended January 28, 2012 (52-weeks)	Fiscal year ended January 29, 2011 (52-weeks)
Net sales	$966,434	$956,456	$1,021,699
Cost of goods sold, buying and occupancy costs	701,613	734,838	788,378

Gross profit	264,821	221,618	233,321
Selling, general and administrative expenses	262,569	257,188	298,419
Restructuring charges	—	—	1,281

Operating income (loss)	2,252	(35,570)	(66,379)
Interest expense, net of interest income of $17, $38 and $51, respectively	360	495	697
Loss on modification and extinguishment of debt	—	144	—

Income (loss) before income taxes	1,892	(36,209)	(67,076)
(Benefit) provision for income taxes	(208)	2,728	9,466

Income (loss) from continuing operations	2,100	(38,937)	(76,542)
Income from discontinued operations, net of taxes	—	—	81

Net income (loss)	$2,100	$(38,937)	$(76,461)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.03	$(0.64)	$(1.29)
Basic earnings per share from discontinued operations	—	—	—

Basic earnings (loss) per share	$0.03	$(0.64)	$(1.29)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.03	$(0.64)	$(1.29)
Diluted earnings per share from discontinued operations	—	—	—

Diluted earnings (loss) per share	$0.03	$(0.64)	$(1.29)

Weighted average shares outstanding:
Basic shares of common stock	61,516	60,824	59,443

Diluted shares of common stock	62,164	60,824	59,443

See accompanying notes.

 New York & Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)	Fiscal year ended February 2, 2013 (53-weeks)	Fiscal year ended January 28, 2012 (52-weeks)	Fiscal year ended January 29, 2011 (52-weeks)
Net income (loss)	$2,100	$(38,937)	$(76,461)
Other comprehensive income (loss):
Change in minimum pension liability, net of taxes of $33, $(288) and $(158), respectively	83	(716)	(392)

Comprehensive income (loss)	$2,183	$(39,653)	$(76,853)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$60,933	$50,787
Accounts receivable	8,216	7,269
Income taxes receivable	488	477
Inventories, net	80,198	81,328
Prepaid expenses	21,467	21,057
Other current assets	954	968

Total current assets	172,256	161,886
Property and equipment, net	97,960	115,280
Intangible assets	14,879	14,879
Deferred income taxes	6,755	6,796
Other assets	830	950

Total assets	$292,680	$299,791

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$74,410	$72,297
Accrued expenses	51,158	55,146
Income taxes payable	989	3,064
Deferred income taxes	6,755	6,796

Total current liabilities	133,312	137,303
Deferred rent	48,834	57,127
Other liabilities	4,282	5,256

Total liabilities	186,428	199,686
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 63,884 and 63,053 shares issued and 62,884 and 62,053 shares outstanding at February 2, 2013 and January 28, 2012, respectively	64	62
Additional paid-in capital	166,902	162,940
Retained deficit	(54,621)	(56,721)
Accumulated other comprehensive loss	(2,696)	(2,779)
Treasury stock at cost; 1,000 shares at February 2, 2013 and January 28, 2012	(3,397)	(3,397)

Total stockholders' equity	106,252	100,105

Total liabilities and stockholders' equity	$292,680	$299,791

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended February 2, 2013 (53-weeks)	Fiscal year ended January 28, 2012 (52-weeks)	Fiscal year ended January 29, 2011 (52-weeks)
Operating activities
Net income (loss)	$2,100	$(38,937)	$(76,461)
Less: Income from discontinued operations, net of taxes	—	—	81

Income (loss) from continuing operations	2,100	(38,937)	(76,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	34,909	38,418	41,090
Loss from impairment charges	556	3,055	16,283
Amortization of deferred financing costs	119	167	216
Write-off of unamortized deferred financing costs	—	144	—
Share-based compensation expense	3,869	3,719	2,474
Deferred income taxes	—	—	17,863
Changes in operating assets and liabilities:
Accounts receivable	(947)	2,487	(309)
Income taxes receivable	(11)	50	2,473
Inventories, net	1,130	734	4,997
Prepaid expenses	(410)	(350)	1,901
Accounts payable	2,113	(1,314)	1,592
Accrued expenses	(3,988)	(9,056)	5,140
Income taxes payable	(2,075)	2,804	(731)
Deferred rent	(8,293)	(9,735)	(5,158)
Other assets and liabilities	(1,692)	(740)	(486)

Net cash provided by (used in) operating activities of continuing operations	27,380	(8,554)	10,803
Investing activities
Capital expenditures	(18,144)	(12,158)	(15,695)
Proceeds from sale of fixed assets	—	—	936
Insurance recoveries	815	—	—

Net cash used in investing activities of continuing operations	(17,329)	(12,158)	(14,759)
Financing activities
Proceeds from borrowings under revolving credit facility	—	14,000	21,000
Repayment of borrowings under revolving credit facility	—	(14,000)	(21,000)
Repayment of debt	—	(7,500)	(6,000)
Payment of financing costs	—	(595)	—
Proceeds from exercise of stock options	95	2,202	95
Reduction of tax benefit from exercise of stock options	—	—	(43)

Net cash provided by (used in) financing activities of continuing operations	95	(5,893)	(5,948)
Net increase (decrease) in cash and cash equivalents	10,146	(26,605)	(9,904)
Cash and cash equivalents at beginning of period	50,787	77,392	87,296

Cash and cash equivalents at end of period	$60,933	$50,787	$77,392

Cash paid during the period for interest	$258	$396	$529

Cash paid (refunds) during the period for taxes	$2,289	$457	$(9,774)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings (Deficit)
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 30, 2010	59,396	$60	1,000	$(3,397)	$154,495	$58,677	$(1,671)	$208,164
Stock options exercised	185	—	—	—	95	—	—	95
Restricted stock issued	904	—	—	—	—	—	—	—
Restricted stock forfeits	(288)	—	—	—	—	—	—	—
Reduction of excess tax benefit from exercise of stock options	—	—	—	—	(43)	—	—	(43)
Share-based compensation expense	—	—	—	—	2,474	—	—	2,474
Net loss	—	—	—	—	—	(76,461)	—	(76,461)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(392)	(392)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(76,853)

Balance at January 29, 2011	60,197	$60	1,000	$(3,397)	$157,021	$(17,784)	$(2,063)	$133,837
Stock options exercised	1,419	2	—	—	2,200	—	—	2,202
Restricted stock issued	667	—	—	—	—	—	—	—
Restricted stock forfeits	(230)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,719	—	—	3,719
Net loss	—	—	—	—	—	(38,937)	—	(38,937)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(716)	(716)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(39,653)

Balance at January 28, 2012	62,053	$62	1,000	$(3,397)	$162,940	$(56,721)	$(2,779)	$100,105
Issuance of common stock upon exercise of stock options and stock appreciation rights	362	2	—	—	93	—	—	95
Restricted stock issued	469	—	—	—	—	—	—	—
Restricted stock forfeits	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,869	—	—	3,869
Net income	—	—	—	—	—	2,100	—	2,100
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	83	83

Comprehensive income, net of tax	—	—	—	—	—	—	—	2,183

Balance at February 2, 2013	62,884	$64	1,000	$(3,397)	$166,902	$(54,621)	$(2,696)	$106,252

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

February 2, 2013

1. Organization and Basis of Presentation of Financial Statements

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of February 2, 2013, the Company operated 519 stores in 43 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 53-weeks ended February 2, 2013 ("fiscal year 2012"), 52-weeks ended January 28, 2012 ("fiscal year 2011"), and the 52-weeks ended January 29, 2011 ("fiscal year 2010"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

2. Summary of Significant Accounting Policies (Continued)

        In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will consider the requirements of ASU 2012-02 when conducting the annual impairment test of its indefinite-lived intangible assets and does not believe the adoption of ASU 2012-02 will have a material impact on its financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that will be effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a material impact on the Company's financial position or results of operations.

Reclassifications

        Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating income (loss) or net income (loss) in any period presented.

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

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage. The Company recognizes gift card and merchandise credit breakage as revenue as they each are redeemed over a two-year redemption period based on their respective historical breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

2. Summary of Significant Accounting Policies (Continued)

        During the fourth quarter of fiscal year 2012, the Company determined it had adequate information on historical redemption patterns for merchandise credits and utilized this to revise its estimates of redemption rates and the period over which breakage is recognized, which resulted in the Company recording $5.1 million of revenue during fiscal year 2012. The Company recorded breakage revenue of $0.6 million and $0.6 million during fiscal year 2011 and fiscal year 2010, respectively.

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

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At February 2, 2013 and January 28, 2012, the deferred lease liability was $48.8 million and $57.1 million, respectively, and is reported as "Deferred rent" on the consolidated balance sheets.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

2. Summary of Significant Accounting Policies (Continued)

        The estimated useful lives of property and equipment, for financial statement purposes, are as follows:

Depreciable Fixed Assets	Useful Life
Land	—
Store fixtures and equipment	3 - 10 years
Office furniture, fixtures and equipment	3 - 10 years
Software	5 years
Leasehold improvements	Lesser of the useful life or the term of the lease

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

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in "Selling, general, and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2012	$30,413
2011	$26,587
2010	$27,569

        At February 2, 2013 and January 28, 2012, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $1.9 million and $1.1 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

2. Summary of Significant Accounting Policies (Continued)

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. At February 2, 2013 and January 28, 2012, net deferred financing costs were $0.4 million and $0.5 million, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the Company's revolving credit facility, amortization of deferred financing costs, and historically, long-term debt.

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

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company's fiscal year 2012, fiscal year 2011, and fiscal year 2010 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is calculated in accordance with ASC Topic 220, "Comprehensive Income." Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company reports the components of other comprehensive income (loss) and accumulated other comprehensive loss in the consolidated financial statements included in this Annual Report on Form 10-K.

Earnings (Loss) Per Share

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

February 2, 2013

2. Summary of Significant Accounting Policies (Continued)

awards) calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands, except per share amounts)
Income (loss) from continuing operations	$2,100	$(38,937)	$(76,542)
Income from discontinued operations, net of taxes	—	—	81

Net income (loss)	$2,100	$(38,937)	$(76,461)

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	61,516	60,824	59,443

Basic earnings (loss) per share from continuing operations	$0.03	$(0.64)	$(1.29)
Basic earnings per share from discontinued operations	—	—	—

Basic earnings (loss) per share	$0.03	$(0.64)	$(1.29)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	61,516	60,824	59,443
Plus impact of share-based awards	648	—	—

Diluted shares of common stock	62,164	60,824	59,443

Diluted earnings (loss) per share from continuing operations	$0.03	$(0.64)	$(1.29)
Diluted earnings per share from discontinued operations	—	—	—

Diluted earnings (loss) per share	$0.03	$(0.64)	$(1.29)

        The calculation of diluted earnings (loss) per share for fiscal year 2012, fiscal year 2011, and fiscal year 2010 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Stock options	957	1,381	2,780
Stock appreciation rights(1)	3,266	2,072	1,481
Restricted stock and units	492	441	319

Total anti-dilutive shares	4,715	3,894	4,580

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

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

        The Company classifies long-lived store store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

4. Restructuring

        During fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, the Company recorded pre-tax restructuring charges totaling $2.1 million, which consist of non-cash charges of $1.1 million related to the impairment of store assets, $0.8 million related to the write-off of inventory and $0.2 million related primarily to lease exit and severance costs. The asset impairment charges, lease exit costs, and severance costs totaling $1.3 million are reported in "Restructuring charges" and the inventory write-off of $0.8 million is reported in "Cost of goods sold, buying and occupancy costs" on the Company's consolidated statements of operations. All severance liabilities related to the restructuring activities have been paid.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

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

        The Company utilizes three major apparel vendors, which together represented approximately 70% of the Company's merchandise purchases during fiscal year 2012. The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 91% of purchases in fiscal year 2012. No individual factory represented more than approximately 6% of the Company's merchandise purchases during fiscal year 2012.

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

6. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at both February 2, 2013 and January 28, 2012 was $1.2 million. The Company does not have any off-balance sheet arrangements with credit exposure.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

7. Property and Equipment

        Property and equipment at February 2, 2013 and January 28, 2012 consist of the following:

	February 2, 2013	January 28, 2012
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	164,105	161,538
Office furniture, fixtures, and equipment	17,933	17,408
Leasehold improvements	173,903	175,563
Software	35,799	33,271
Construction in progress	2,675	2,154

Total	394,532	390,051
Less accumulated depreciation	296,572	274,771

Property and equipment, net	$97,960	$115,280

        Depreciation expense amounted to $34.9 million, $38.4 million and $41.0 million for fiscal year 2012, fiscal year 2011 and fiscal year 2010, respectively.

        During the second quarter and fourth quarter of fiscal year 2012, the Company recorded non-cash impairment charges of $0.4 million and $0.2 million, respectively, related to store assets, which are reported in "Selling, general, and administrative expenses" on the Company's consolidated statement of operations. During the second quarter and fourth quarter of fiscal year 2011, the Company recorded non-cash impairment charges of $0.9 million and $2.2 million, respectively, related to store assets, which are reported in "Selling, general and administrative expenses" on the Company's consolidated statement of operations. During the second quarter of fiscal year 2010, the Company recorded a non-cash impairment charge of $16.3 million, of which $15.2 million relates to underperforming New York & Company stores and is reported in "Selling, general and administrative expenses" and $1.1 million relates to a test accessories concept the Company exited and is reported in "Restructuring charges" on the Company's consolidated statements of operations.

8. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various non-cancelable operating leases expiring in various years through 2025. Leases on retail business locations typically specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and some provide renewal options at rates specified in the leases.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

8. Commitments and Contingencies (Continued)

        A summary of rent expense is as follows:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Fixed minimum rentals	$86,538	$90,123	$95,741
Contingent rentals	4,605	6,961	8,130

Total store rentals	91,143	97,084	103,871
Office space rentals	5,320	5,400	5,397
Equipment rentals	698	1,064	1,131

Total rental expense	$97,161	$103,548	$110,399

Sublease rental income	$72	$277	$486

        As of February 2, 2013 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent
(Amounts in thousands)
2013	$101,040
2014	93,694
2015	72,978
2016	51,539
2017	32,978
Thereafter	48,773

Total	$401,002

        The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2012, CAM charges and real estate taxes were $59.3 million and other landlord charges were $4.6 million.

        As of February 2, 2013, the Company had open purchase commitments for merchandise and store construction totaling approximately $78.2 million and $1.4 million, respectively.

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

February 2, 2013

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

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2012	$1,793
2011	$1,885
2010	$1,293

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at February 2, 2013. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing approximately $0.5 million to the plan during fiscal year 2013. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2012	Fiscal Year 2011
Equity securities	64%	65%
Fixed income	34%	33%
Cash and cash equivalents	2%	2%

        The Company's investment policy generally targets 60% to 65% in equity securities and 35% to 40% in fixed income.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

9. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at February 2, 2013, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 2, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,886	$3,886	$—	$—
International common stocks	450	450	—	—
Fixed income securities:
U.S. corporate bonds	1,161	—	1,161	—
U.S. mortgage-backed securities	1,084	—	1,084	—
Cash and cash equivalents:
Cash equivalents	102	—	102	—

Total	$6,683	$4,336	$2,347	$—

        The fair values of the pension plan assets at January 28, 2012, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 28, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,279	$3,279	$—	$—
International common stocks	668	668	—	—
Fixed income securities:
U.S. treasuries / government bonds	717	—	717	—
U.S. corporate bonds	996	—	996	—
U.S. mortgage-backed securities	266	—	266	—
Cash and cash equivalents:
Cash equivalents	139	—	139	—

Total	$6,065	$3,947	$2,118	$—

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

9. Employee Benefit Plans (Continued)

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2012	Fiscal Year 2011
Discount rate	3.90%	4.50%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Discount rate	4.50%	5.20%	5.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%

        The measurement dates for fiscal year 2012 and fiscal year 2011 are February 2, 2013 and January 28, 2012, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$9,705	$9,660
Service cost	340	339
Interest	408	454
Actuarial loss	114	257
Benefits paid	(757)	(772)
Amendments	—	(233)

Benefit obligation, end of period	$9,810	$9,705

Change in plan assets:
Fair value of plan assets, beginning of period	$6,065	$6,283
Actual return on plan assets	491	(312)
Benefits paid	(757)	(772)
Employer contributions	884	866

Fair value of plan assets, end of period	$6,683	$6,065

Funded status	$(3,127)	$(3,640)
Unrecognized net actuarial loss	4,023	4,121
Unrecognized prior service credit	(203)	(219)

Net amount recognized	$693	$262

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(3,127)	$(3,640)
Accumulated other comprehensive loss	3,820	3,902

Net amount recognized	$693	$262

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

9. Employee Benefit Plans (Continued)

        At February 2, 2013 and January 28, 2012, the Company reported a minimum pension liability of $3.1 million and $3.6 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at February 2, 2013 is a net loss of $0.2 million that is expected to be recognized in net periodic benefit cost during fiscal year 2013.

        Net periodic benefit cost includes the following components:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Service cost	$340	$339	$334
Interest cost	408	454	505
Expected return on plan assets	(486)	(499)	(480)
Amortization of unrecognized losses	208	131	126
Amortization of prior service credit	(15)	(15)	—

Net periodic benefit cost	$455	$410	$485

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2013	$845
2014	809
2015	790
2016	759
2017	727
2018-2022	3,161

Total	$7,091

10. Share-Based Compensation

        2006 Amended and Restated Long-Term Incentive Plan.    The Company's board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. On June 29, 2009 and June 22, 2011, the Company's stockholders approved, among other matters, amendments to the 2006 Plan to increase the number of shares reserved for issuance. The aggregate number of shares of the Company's common stock that may be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 8,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights ("SARs") is 3,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

10. Share-Based Compensation (Continued)

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the "2002 Plan") to become effective on October 13, 2004. The 2002 Plan provides for the grant of either incentive stock options or non-qualified stock options. The shares to be issued upon the exercise of the options may be in whole or in part authorized and unissued shares or held by the Company as treasury shares. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006; all other new incentive awards are to be granted under the Amended and Restated 2006 Plan. There are options to purchase 665,437 shares of the Company's common stock that have been or will be subject to forfeiture or expiration under the 2002 Plan at February 2, 2013 and therefore are potentially available for issuance under the 2002 Plan.

        Under both the 2002 Plan and the Amended and Restated 2006 Plan (together, referred to herein as the "Plans"), the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and term of any award at its discretion. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions for all share-based awards granted under the Plans are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding under the Plans and are available for issuance at February 2, 2013 amounted to 2,954,377.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

10. Share-Based Compensation (Continued)

        A summary of the Company's stock options and SARs outstanding as of February 2, 2013 and activity for fiscal year 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	3,893	$3.95
Granted	1,002	3.58
Exercised	(373)	0.35
Forfeited	(103)	4.58
Expired	(69)	6.83

Outstanding, end of period(1)	4,350	$4.11	7.1	$1,612

Exercisable, end of period	1,711	$3.73	5.4	$1,031

(1)
There were 1,060,741 stock options and 3,289,250 SARs outstanding as of February 2, 2013, of which 889,116 stock options and 822,083 SARs were vested. The non-vested stock options and SARs outstanding at February 2, 2013 vest subject to the passage of time through fiscal year 2015.

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SAR holders had all option and SAR holders exercised their options and SARs on February 2, 2013. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2012, fiscal year 2011 and fiscal year 2010 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $1.2 million, $7.6 million and $0.6 million, respectively.

        In accordance with ASC 718, for compensation expense purposes, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2012, fiscal year 2011 and fiscal year 2010 was $2.17, $3.62 and $2.54, respectively. The total fair value of stock options, SARs and restricted stock vested during fiscal year 2012, fiscal year 2011 and fiscal year 2010 was $2.3 million, $1.7 million and $0.8 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

10. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Expected volatility	86.8%	84.1%	79.5%
Expected life	3.8 years	4.5 years	4.6 years
Risk-free interest rate	0.78%	1.89%	2.08%
Expected dividend yield	—%	—%	—%

        The risk-free interest rate used to value stock options and SARs is based on the U.S. Treasury yield curve in effect at the time of grant with maturity dates that coincide with the expected life of the options and SARs. The expected life represents the weighted average period the stock options and SARs are expected to remain outstanding and is based primarily on industry averages due to the Company's limited historical data for employee exercises. The Company's assumption for volatility is based on its historical volatility calculated on the grant date of an award for a period of time that coincides with the expected life of the options.

        The following table summarizes the restricted stock awards outstanding at February 2, 2013 and activity for fiscal year 2012:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at January 28, 2012	818	$4.93
Granted	521	$3.56
Vested	(190)	$4.17
Forfeited	—	$—

Nonvested at February 2, 2013	1,149	$4.43

        The fair value of restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. The non-vested shares outstanding at February 2, 2013 include 949,398 shares that vest subject to the passage of time through fiscal year 2015, and 200,000 shares of performance-based restricted stock awarded to Gregory J. Scott in connection with his promotion to chief executive officer. The performance-based restricted stock vests on the third anniversary of the grant date (February 15, 2011), subject to the Company achieving minimum, target and maximum three-year cumulative operating income levels. The minimum threshold and maximum goal are 80% and 110%, respectively, of the operating income target. If operating income falls below the minimum threshold, all of the restricted shares will be forfeited. If the operating income achieved is between the minimum threshold and the target goal, Mr. Scott will receive between 20,000 and 100,000 shares of common stock. If the operating income achieved is between the target and maximum goals, Mr. Scott will receive between 100,000 and 200,000 shares of common stock.

        Total share-based compensation expense attributable to all share-based awards granted since the inception of the Plans was $3.9 million, $3.7 million and $2.5 million in fiscal year 2012, fiscal year 2011 and fiscal year 2010, respectively. The Company recognizes share-based compensation expense in the

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

10. Share-Based Compensation (Continued)

consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $1.6 million, $1.5 million and $1.0 million in fiscal year 2012, fiscal year 2011 and fiscal year 2010, respectively. The tax benefit recognized in the fiscal year 2012, fiscal year 2011 and fiscal year 2010 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. In addition, as a result of the deferred tax valuation allowance, the Company did not recognize an excess benefit related to the exercise of options during fiscal year 2012, fiscal year 2011 and fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 13, "Income Taxes" in these Notes to Consolidated Financial Statements. Unamortized share-based compensation expense at February 2, 2013 was $6.0 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.6 years.

11. Accrued Expenses

        Accrued expenses consist of the following:

	February 2, 2013	January 28, 2012
	(Amounts in thousands)
Gift cards and certificates	$12,188	$17,039
Compensation and benefits	9,202	5,873
Other taxes	7,317	7,018
Construction in progress	1,590	870
Occupancy and related	2,855	3,567
Insurance	3,657	4,554
Other accrued expenses	14,349	16,225

Total accrued expenses	$51,158	$55,146

12. Long-Term Debt and Credit Facilities

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

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

12. Long-Term Debt and Credit Facilities (Continued)

facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of February 2, 2013, the Company had availability under its revolving credit facility of $33.4 million, net of letters of credit outstanding of $12.0 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $7.2 million, as of January 28, 2012.

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

13. Income Taxes

        Income tax (benefit) expense for continuing operations consist of:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Federal:
Current	$(180)	$2,280	$(5,423)
Deferred	—	43	14,307
State and Local:
Current	(28)	394	(2,973)
Deferred	—	11	3,555

	$(208)	$2,728	$9,466

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

13. Income Taxes (Continued)

        The components of items giving rise to the net deferred income tax (liabilities) assets recognized in the Company's consolidated balance sheets are as follows:

	February 2, 2013		January 28, 2012
	Current	Non-current	Current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$8,531	$8,194	$6,161	$9,481
Inventory	153	—	176	—
Fixed assets and intangible assets	—	18,545	—	11,284
Net operating loss	—	21,416	—	29,065
Other assets	—	10,576	—	9,718

Subtotal	8,684	58,731	6,337	59,548
Valuation Allowance	(7,685)	(51,976)	(5,614)	(52,752)

Total deferred income tax assets	$999	$6,755	$723	$6,796

Deferred income tax liabilities:
Accrued expenses	$—	$—	$(21)	$—
Prepaid costs	(7,730)	—	(7,498)	—
Inventory	(24)	—	—	—

Total deferred income tax liabilities	$(7,754)	$—	$(7,519)	$—

Net deferred tax (liabilities) assets	$(6,755)	$6,755	$(6,796)	$6,796

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

        As of February 2, 2013, the Company had $206,183 million of various state net operating loss carryforwards and $46,837 million of federal net operating loss carryforwards.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

13. Income Taxes (Continued)

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$5,146	FY2012	14
2/2/2008	50,698	FY2013	15
1/31/2009	13,481	FY2014	1 to 16
1/30/2010	30,264	FY2015	2 to 17
1/29/2011	47,229	FY2016	3 to 18
1/28/2012	38,186	FY2017	4 to 19
2/2/2013	21,179	FY2018	5 to 20

	$206,183

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/29/2011	$22,940	FY2031	18
1/28/2012	23,897	FY2032	19

	$46,837

        A reconciliation of the statutory federal income tax (benefit) expense for continuing operations is as follows:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Statutory 35% federal tax	$663	$(12,674)	$(23,477)
State and local income taxes, net of federal income tax benefit	(724)	(1,914)	(5,164)
Work opportunity tax credit	(157)	(802)	(585)
Basis adjustment	(1,505)	—	—
Valuation allowance	1,328	18,043	37,774
Other, net	187	75	918

Income tax (benefit) expense	$(208)	$2,728	$9,466

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 2, 2013

13. Income Taxes (Continued)

years through 2005. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2008.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$1,617	$2,198	$2,519
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	3,120	1,474	584
Reductions for tax positions of prior years	(23)	(575)	(458)
Settlements	—	(651)	—
Reductions for lapse of statute of limitations	(265)	(829)	(447)

Unrecognized tax benefits at end of period	$4,449	$1,617	$2,198

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2012, fiscal year 2011 and fiscal year 2010, the Company recorded a net benefit for interest and penalties in the consolidated statements of operations of $0.1 million, $0.2 million, and $0.2 million, respectively. At February 2, 2013 and January 28, 2012, the Company had accrued $0.4 million and $0.5 million, respectively, for the potential payment of interest and penalties. The Company anticipates a decrease of approximately $0.6 million to the balance of unrecognized tax benefits during the next twelve months.

14. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At February 2, 2013 and January 28, 2012, there were no shares of preferred stock outstanding.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.†††††
10.3	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.4	Employment Letter, dated as of September 5, 2010, between New York & Company, Inc. and Eran Cohen.(a)
10.5	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.6	Employment Letter, dated as of June 28, 2012, between New York & Company, Inc. and Laura Weil.(e)
10.7	Amendment No. 1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.†††††
10.8	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.9
Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.10
Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.††††

Exhibit No.	Description
10.11	Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.††††
10.12
Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.††††
10.13
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.†††††
10.14
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.(a)
10.15
Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.(b)
10.16
Third Amended and Restated Guarantee, made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., New York & Company Stores, Inc. (formerly known as Associated Lerner Shops of America, Inc.), and Lerner New York GC, LLC, in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
10.17
Collateral Assignment of Transition Services Documents, made by Lerner New York Holding, Inc. and New York & Company, Inc., in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
10.18
Post-Closing Letter to the Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.(b)
10.19
Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.(a)
10.20
Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.(a)

Exhibit No.	Description
10.21	Second Amended and Restated Stock Pledge Agreement by and between Lerner New York, Inc. and Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007. TT
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
10.25	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.26	Form of Amended and Restated 2006 Long-Term Incentive Plan, as amended and restated on June 22, 2011, approved by the Company's Stockholders on June 22, 2011.***
21.1	Subsidiaries of the Registrant.†††††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2013.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2013.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 16, 2013.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(d)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as filed with the SEC on April 9, 2012.

(e)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, as filed with the SEC on September 6, 2012.