Form 10-Q
period 2013-05-04
New York & Company, Inc.
filed 2013-06-13
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 4, 2013
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

        As of May 31, 2013, the registrant had 63,198,103 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 4, 2013	Three months ended April 28, 2012
Net sales	$227,483	$227,736
Cost of goods sold, buying and occupancy costs	161,149	163,186

Gross profit	66,334	64,550
Selling, general and administrative expenses	65,117	64,626

Operating income (loss)	1,217	(76)
Interest expense, net of interest income of $2 and $3, respectively	89	90

Income (loss) before income taxes	1,128	(166)
(Benefit) provision for income taxes	(466)	45

Net income (loss)	$1,594	$(211)

Basic earnings (loss) per share	$0.03	$(0.00)

Diluted earnings (loss) per share	$0.03	$(0.00)

Weighted average shares outstanding:
Basic shares of common stock	61,970	61,302

Diluted shares of common stock	62,704	61,302

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)	Three months ended May 4, 2013	Three months ended April 28, 2012
Comprehensive income (loss)	$1,642	$(164)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 4, 2013	February 2, 2013	April 28, 2012
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,471	$60,933	$29,481
Accounts receivable	14,607	8,216	11,228
Income taxes receivable	484	488	475
Inventories, net	84,701	80,198	97,413
Prepaid expenses	22,287	21,467	21,398
Other current assets	1,011	954	1,091

Total current assets	162,561	172,256	161,086
Property and equipment, net	91,944	97,960	112,408
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,695	6,755	4,361
Other assets	798	830	929

Total assets	$276,877	$292,680	$293,663

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$66,227	$74,410	$69,924
Accrued expenses	43,791	51,158	53,514
Income taxes payable	610	989	3,043
Deferred income taxes	6,695	6,755	4,361

Total current liabilities	117,323	133,312	130,842
Deferred rent	47,085	48,834	56,748
Other liabilities	3,696	4,282	4,959

Total liabilities	168,104	186,428	192,549
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 64,106, 63,884 and 63,392 shares issued and 63,106, 62,884 and 62,392 shares outstanding at May 4, 2013, February 2, 2013, and April 28, 2012, respectively	64	64	62
Additional paid-in capital	167,781	166,902	164,113
Retained deficit	(53,027)	(54,621)	(56,932)
Accumulated other comprehensive loss	(2,648)	(2,696)	(2,732)
Treasury stock at cost; 1,000 shares at May 4, 2013, February 2, 2013 and April 28, 2012	(3,397)	(3,397)	(3,397)

Total stockholders' equity	108,773	106,252	101,114

Total liabilities and stockholders' equity	$276,877	$292,680	$293,663

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 4, 2013	Three months ended April 28, 2012
Operating activities
Net income (loss)	$1,594	$(211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,012	8,735
Amortization of deferred financing costs	30	30
Share-based compensation expense	1,057	1,108
Changes in operating assets and liabilities:
Accounts receivable	(6,391)	(3,959)
Income taxes receivable	4	2
Inventories, net	(4,503)	(16,085)
Prepaid expenses	(820)	(341)
Accounts payable	(8,183)	(2,373)
Accrued expenses	(7,367)	(1,632)
Income taxes payable	(379)	(21)
Deferred rent	(1,749)	(379)
Other assets and liabilities	(819)	(382)

Net cash used in operating activities	(18,514)	(15,508)

Investing activities
Capital expenditures	(2,996)	(5,863)

Net cash used in investing activities	(2,996)	(5,863)

Financing activities
Proceeds from exercise of stock options	48	65

Net cash provided by financing activities	48	65

Net decrease in cash and cash equivalents	(21,462)	(21,306)
Cash and cash equivalents at beginning of period	60,933	50,787

Cash and cash equivalents at end of period	$39,471	$29,481

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 4, 2013

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 4, 2013, the Company operated 519 stores in 43 states.

        The condensed consolidated financial statements as of May 4, 2013 and April 28, 2012 and for the 13 weeks ("three months") ended May 4, 2013 and April 28, 2012 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 2, 2013 ("fiscal year 2012"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 16, 2013. The 52-week fiscal year ending February 1, 2014 is referred to herein as "fiscal year 2013." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. New Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB Accounting Standards Codification™ ("ASC") Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 on February 3, 2013 did not have a material impact on the Company's financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that will be effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on February 3, 2013 did not have a material impact on the Company's financial position or results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2013

(Unaudited)

3. Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months ended May 4, 2013	Three months ended April 28, 2012
	(Amounts in thousands, except per share amounts)
Net income (loss)	$1,594	$(211)
Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	61,970	61,302

Basic earnings (loss) per share	$0.03	$(0.00)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	61,970	61,302
Plus impact of share-based awards	734	—

Diluted shares of common stock	62,704	61,302

Diluted earnings (loss) per share	$0.03	$(0.00)

        The calculation of diluted earnings (loss) per share for the three months ended May 4, 2013 and April 28, 2012 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended May 4, 2013	Three months ended April 28, 2012
	(Amounts in thousands)
Stock options	550	1,181
Stock appreciation rights(1)	2,701	3,272
Restricted stock and units	109	814

Total anti-dilutive shares	3,360	5,267

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2013

(Unaudited)

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $1.1 million for both the three months ended May 4, 2013 and April 28, 2012.

        During the three months ended May 4, 2013, 69,829 shares of common stock were issued upon exercise of previously issued share-based awards.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") is set to expire on August 31, 2013. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing approximately $0.5 million to the plan during fiscal year 2013. Net periodic benefit cost includes the following components:

	Three months ended May 4, 2013	Three months ended April 28, 2012
	(Amounts in thousands)
Service cost	$85	$88
Interest cost	102	104
Expected return on plan assets	(122)	(122)
Amortization of unrecognized losses	52	51
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$113	$117

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income (loss) reported on the Company's condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. For the three months ended May 4, 2013 and April 28, 2012, the Company reclassified $48,000 and $47,000, respectively, out of accumulated other comprehensive

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2013

(Unaudited)

5. Pension Plan (Continued)

loss on the consolidated balance sheets and into selling, general and administrative expenses on the Company's consolidated statements of operations for unrecognized losses and prior service credits related to the Company's minimum pension liability. As of February 2, 2013, the Company reported a minimum pension liability of $3.1 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2005. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2008.

        At February 2, 2013, the Company reported a total liability for unrecognized tax benefits of $4.4 million, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. During the three months ended May 4, 2013, the Company reversed a $0.6 million liability previously recorded for unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary in order to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of May 4, 2013, the Company's valuation allowance against its deferred tax assets was $59.0 million.

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

May 4, 2013

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of May 4, 2013, the Company had availability under its revolving credit facility of $60.9 million, net of letters of credit outstanding of $11.3 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013, and $61.4 million, net of letters of credit outstanding of $11.3 million, as of April 28, 2012.

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facility. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facility, and such guarantees are joint and several.

8. Fair Value Measurements

        FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), establishes a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2013

(Unaudited)

8. Fair Value Measurements (Continued)

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

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. At May 4, 2013 and April 28, 2012, the Company's evaluation of long-lived assets did not result in any material impairments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and the risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 16, 2013.

        The Company undertakes no obligation to revise the forward looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements.

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 4, 2013, the Company operated 519 stores in 43 states.

        During the three months ended May 4, 2013, the Company made progress on its six strategic initiatives for fiscal year 2013. These include: maximizing sales and profitability particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; capitalizing on the growth opportunity in the pant and denim categories; reducing markdowns through streamlining of business processes; delivering a compelling omni-channel customer experience; and expanding its eCommerce and Outlet businesses.

        Net sales for the three months ended May 4, 2013 were $227.5 million, as compared to $227.7 million for the three months ended April 28, 2012. Comparable store sales decreased by 2.0% for the three months ended May 4, 2013, as compared to a comparable store sales decrease of 2.9% for the three months ended April 28, 2012. Net income for the three months ended May 4, 2013 was $1.6 million, or $0.03 per diluted share, as compared to a net loss of $0.2 million, or breakeven on a per diluted share basis for the three months ended April 28, 2012.

        Capital spending for the three months ended May 4, 2013 was $3.0 million, as compared to $5.9 million for the three months ended April 28, 2012. The $3.0 million of capital spending represents $2.4 million related to the opening of one New York & Company Outlet store and the remodeling of three existing stores, and $0.6 million related to information technology enhancements, including the upgrade of the Company's eCommerce platform and website. At May 4, 2013, the Company operated

519 stores, including 45 Outlet stores, and 2.7 million selling square feet. During fiscal year 2013, the Company expects to open between eight and 12 Outlet stores, remodel seven to 11 existing locations, and close between 30 and 36 stores, ending the year with between 491 and 501 stores, including 52 to 56 Outlet stores.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 4, 2013 and April 28, 2012:

	Three months ended May 4, 2013	Three months ended April 28, 2012
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.8%	71.7%

Gross profit	29.2%	28.3%
Selling, general and administrative expenses	28.7%	28.3%

Operating income (loss)	0.5%	(0.0)%
Interest expense, net	0.0%	0.0%

Income (loss) before income taxes	0.5%	(0.0)%
(Benefit) provision for income taxes	(0.2)%	0.1%

Net income (loss)	0.7%	(0.1)%

	Three months ended May 4, 2013	Three months ended April 28, 2012
	(Dollars in thousands, except square foot data)
Selected operating data:
Comparable store sales decrease	(2.0)%	(2.9)%
Net sales per average selling square foot(1)	$84	$79
Net sales per average store(2)	$438	$424
Average selling square footage per store(3)	5,236	5,329

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 4, 2013		Three months ended April 28, 2012
	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Store count and selling square feet:
Stores open, beginning of period	519	2,725,273	532	2,873,436
New stores	1	3,236	10	35,167
Closed stores	(1)	(5,756)	(1)	(5,285)
Net impact of remodeled stores on selling square feet	—	(5,465)	—	(20,119)

Stores open, end of period	519	2,717,288	541	2,883,199

Three Months Ended May 4, 2013 Compared to Three Months Ended April 28, 2012

        Net Sales.    Net sales for the three months ended May 4, 2013 were $227.5 million, as compared to $227.7 million for the three months ended April 28, 2012. During the three months ended May 4, 2013, net sales from the Company's eCommerce business increased 17.0%, as compared to the three months ended April 28, 2012. Net sales from the Company's Outlet stores increased to 8.5% of total net sales during the three months ended May 4, 2013, as compared to 5.8% of total net sales during the three months ended April 28, 2012.

        Comparable store sales for the three months ended May 4, 2013 decreased by 2.0%, as compared to a decrease of 2.9% for the three months ended April 28, 2012. In the comparable store sales base, average dollar sales per transaction increased by 0.8%, while the number of transactions per average store decreased by 2.8%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended May 4, 2013 was $66.3 million, or 29.2% of net sales, as compared to $64.6 million, or 28.3% of net sales, for the three months ended April 28, 2012. The increase in gross profit as a percentage of net sales during the three months ended May 4, 2013 was primarily the result of a 100 basis point improvement in merchandise margin, primarily attributable to sourcing efficiencies and reduced product costs, partially offset by a 10 basis point increase in buying and occupancy costs as a percentage of net sales due to a slight increase in certain payroll costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $65.1 million, or 28.7% of net sales, for the three months ended May 4, 2013, as compared to $64.6 million, or 28.3% of net sales, for the three months ended April 28, 2012. The increase in selling, general and administrative expenses for the three months ended May 4, 2013, as compared to the three months ended April 28, 2012, reflects planned investments to support the Company's growing eCommerce and Outlet businesses.

        Operating Income (Loss).    For the reasons discussed above, operating income for the three months ended May 4, 2013 was $1.2 million, as compared to an operating loss of $0.1 million for the three months ended April 28, 2012.

        Interest Expense, Net.    Net interest expense was $0.1 million for the three months ended May 4, 2013 and the three months ended April 28, 2012.

        (Benefit) Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax benefit for the three months ended May 4, 2013 was $0.5 million as compared to a provision of $45,000 for the three months ended April 28, 2012. The income tax benefit for the three months ended May 4, 2013 resulted primarily from the reversal of a $0.6 million liability previously recorded for unrecognized tax benefits.

        Net Income (Loss).    For the reasons discussed above, net income for the three months ended May 4, 2013 was $1.6 million, as compared to a net loss of $0.2 million for the three months ended April 28, 2012.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of May 4, 2013.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 4, 2013	February 2, 2013	April 28, 2012
	(Amounts in thousands)
Cash and cash equivalents	$39,471	$60,933	$29,481
Working capital	$45,238	$38,944	$30,244

	Three months ended May 4, 2013	Three months ended April 28, 2012
	(Amounts in thousands)
Net cash used in operating activities	$(18,514)	$(15,508)
Net cash used in investing activities	$(2,996)	$(5,863)
Net cash provided by financing activities	$48	$65

Net decrease in cash and cash equivalents	$(21,462)	$(21,306)

Operating Activities

        Net cash used in operating activities was $18.5 million for the three months ended May 4, 2013, as compared to $15.5 million for the three months ended April 28, 2012. The increase in net cash used in operating activities during the three months ended May 4, 2013, as compared to the three months ended April 28, 2012, is primarily due to changes in accounts receivable, prepaid expenses, accounts payable, accrued expenses, income taxes payable, deferred rent, and other assets and liabilities, partially offset by an increase in net income and changes in inventory.

Investing Activities

        Net cash used in investing activities was $3.0 million for the three months ended May 4, 2013, as compared to $5.9 million for the three months ended April 28, 2012. Net cash used in investing activities during the three months ended May 4, 2013 represents capital expenditures of $2.4 million related to the opening of one New York & Company Outlet store and remodeling of three existing stores, and $0.6 million related to information technology enhancements, including the upgrade of the

Company's eCommerce platform and website. Net cash used in investing activities during the three months ended April 28, 2012 reflects capital expenditures of $5.6 million related to the opening of new stores and remodeling of existing stores, and $0.2 million related to information technology enhancements.

        As of May 4, 2013, the Company operated 519 stores, including 45 New York & Company Outlet stores. During fiscal year 2013, the Company expects to open between eight and 12 Outlet stores, remodel seven to 11 existing locations, and close between 30 and 36 stores, ending the year with between 491 and 501 stores, including 52 to 56 Outlet stores. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities for the three months ended May 4, 2013 and the three months ended April 28, 2012 represents proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of May 4, 2013, the Company had availability under its revolving credit facility of $60.9 million, net of letters of credit outstanding of $11.3 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013, and $61.4 million, net of letters of credit outstanding of $11.3 million, as of April 28, 2012.

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the credit facility. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the credit facility, and such guarantees are joint and several.

Critical Accounting Policies

        Management has determined that the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Adoption of New Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB Accounting Standards Codification Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 on February 3, 2013 did not have a material impact on the Company's financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that will be effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on February 3, 2013 did not have a material impact on the Company's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of May 4, 2013, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 4, 2013, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 13, 2013.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 13, 2013.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 13, 2013.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: June 13, 2013