Form 10-Q
period 2013-08-03
New York & Company, Inc.
filed 2013-09-10
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 3, 2013
OR
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

        As of August 30, 2013, the registrant had 63,734,887 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
Net sales	$223,050	$227,690	$450,533	$455,426
Cost of goods sold, buying and occupancy costs	163,048	169,971	324,197	333,157

Gross profit	60,002	57,719	126,336	122,269
Selling, general and administrative expenses	62,245	62,122	127,362	126,748

Operating loss	(2,243)	(4,403)	(1,026)	(4,479)
Interest expense, net of interest income of $3, $4, $5, and $8, respectively	90	87	179	177

Loss before income taxes	(2,333)	(4,490)	(1,205)	(4,656)
Provision (benefit) for income taxes	376	(160)	(90)	(115)

Net loss	$(2,709)	$(4,330)	$(1,115)	$(4,541)

Basic loss per share	$(0.04)	$(0.07)	$(0.02)	$(0.07)

Diluted loss per share	$(0.04)	$(0.07)	$(0.02)	$(0.07)

Weighted average shares outstanding:
Basic shares of common stock	62,279	61,437	62,125	61,369

Diluted shares of common stock	62,279	61,437	62,125	61,369

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
Comprehensive loss	$(2,664)	$(4,283)	$(1,022)	$(4,447)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	August 3, 2013	February 2, 2013	July 28, 2012
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,462	$60,933	$39,364
Accounts receivable	9,825	8,216	10,064
Income taxes receivable	135	488	475
Inventories, net	82,384	80,198	79,838
Prepaid expenses	22,427	21,467	21,785
Other current assets	1,363	954	1,001

Total current assets	175,596	172,256	152,527
Property and equipment, net	87,410	97,960	107,152
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,710	6,755	4,361
Other assets	767	830	894

Total assets	$285,362	$292,680	$279,813

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$79,636	$74,410	$67,324
Accrued expenses	43,006	51,158	51,990
Income taxes payable	848	989	411
Deferred income taxes	6,710	6,755	4,361

Total current liabilities	130,200	133,312	124,086
Deferred rent	44,699	48,834	53,309
Other liabilities	3,611	4,282	4,951

Total liabilities	178,510	186,428	182,346
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 64,441, 63,884 and 63,662 shares issued and 63,441, 62,884, and 62,662 shares outstanding at August 3, 2013, February 2, 2013, and July 28, 2012, respectively	64	64	62
Additional paid-in capital	168,524	166,902	164,749
Retained deficit	(55,736)	(54,621)	(61,262)
Accumulated other comprehensive loss	(2,603)	(2,696)	(2,685)
Treasury stock at cost; 1,000 shares at August 3, 2013, February 2, 2013 and July 28, 2012	(3,397)	(3,397)	(3,397)

Total stockholders' equity	106,852	106,252	97,467

Total liabilities and stockholders' equity	$285,362	$292,680	$279,813

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended August 3, 2013	Six months ended July 28, 2012
Operating activities
Net loss	$(1,115)	$(4,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,268	17,310
Loss from impairment charges	278	366
Amortization of deferred financing costs	60	60
Share-based compensation expense	1,675	1,733
Changes in operating assets and liabilities:
Accounts receivable	(1,609)	(2,795)
Income taxes receivable	353	2
Inventories, net	(2,186)	1,490
Prepaid expenses	(960)	(728)
Accounts payable	5,226	(4,973)
Accrued expenses	(8,152)	(3,156)
Income taxes payable	(141)	(2,653)
Deferred rent	(4,135)	(3,818)
Other assets and liabilities	(1,509)	(248)

Net cash provided by (used in) operating activities	5,053	(1,951)

Investing activities
Capital expenditures	(6,996)	(9,549)

Net cash used in investing activities	(6,996)	(9,549)

Financing activities
Proceeds from exercise of stock options	472	77

Net cash provided by financing activities	472	77

Net decrease in cash and cash equivalents	(1,471)	(11,423)
Cash and cash equivalents at beginning of period	60,933	50,787

Cash and cash equivalents at end of period	$59,462	$39,364

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of August 3, 2013, the Company operated 512 stores in 43 states.

        The condensed consolidated financial statements as of August 3, 2013 and July 28, 2012 and for the 13 weeks ("three months") and 26 weeks ("six months") ended August 3, 2013 and July 28, 2012 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 2, 2013 ("fiscal year 2012"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 16, 2013. The 52-week fiscal year ending February 1, 2014 is referred to herein as "fiscal year 2013." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that are effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on February 3, 2013 did not have a material impact on the Company's financial position or results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2013

(Unaudited)

2. New Accounting Pronouncements (Continued)

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's financial position or results of operations.

3. Earnings Per Share

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted loss per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. A reconciliation between basic and diluted loss per share is as follows:

	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
	(Amounts in thousands, except per share amounts)
Net loss	$(2,709)	$(4,330)	$(1,115)	$(4,541)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,279	61,437	62,125	61,369

Basic loss per share	$(0.04)	$(0.07)	$(0.02)	$(0.07)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,279	61,437	62,125	61,369
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	62,279	61,437	62,125	61,369

Diluted loss per share	$(0.04)	$(0.07)	$(0.02)	$(0.07)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2013

(Unaudited)

3. Earnings Per Share (Continued)

        The calculation of diluted loss per share for the three and six months ended August 3, 2013 and July 28, 2012 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
	(Amounts in thousands)
Stock options	404	979	573	1,080
Stock appreciation rights(1)	1,196	3,274	1,972	3,273
Restricted stock and units	606	361	605	587

Total anti-dilutive shares	2,206	4,614	3,150	4,940

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

        The Company recorded share-based compensation expense in the amount of $0.6 million and $0.6 million for the three months ended August 3, 2013 and July 28, 2012, respectively, and $1.7 million and $1.7 million for the six months ended August 3, 2013 and July 28, 2012, respectively.

        During the six months ended August 3, 2013, 289,706 shares of common stock were issued upon exercise of previously issued stock options and stock appreciation rights.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") is currently being renegotiated in accordance with the terms of the agreement. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2013

(Unaudited)

5. Pension Plan (Continued)

contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
	(Amounts in thousands)
Service cost	$88	$88	$173	$176
Interest cost	78	104	180	208
Expected return on plan assets	(136)	(122)	(258)	(244)
Amortization of unrecognized losses	49	51	101	102
Amortization of prior service credit	(4)	(4)	(8)	(8)

Net periodic benefit cost	$75	$117	$188	$234

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive loss consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of operations for the three months ended August 3, 2013 and July 28, 2012 was $45,000 and $47,000, respectively, and $93,000 and $94,000 for the six months ended August 3, 2013 and July 28, 2012, respectively. As of February 2, 2013, the Company reported a minimum pension liability of $3.1 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2005. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2008.

        At February 2, 2013, the Company reported a total liability for unrecognized tax benefits of $4.4 million, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. During the six months ended August 3, 2013, the Company reversed a $0.6 million liability previously recorded for unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary to reflect the Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2013

(Unaudited)

6. Income Taxes (Continued)

ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of August 3, 2013, the Company's valuation allowance against its deferred tax assets was $60.0 million.

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

        Under the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 3, 2013, the Company had availability under its revolving credit facility of $41.1 million, net of letters of credit outstanding of $12.5 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013, and $38.5 million, net of letters of credit outstanding of $12.7 million, as of July 28, 2012.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2013

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. At August 3, 2013 the Company's evaluation of long-lived assets identified certain store assets held and used in underperforming stores with a carrying value of $0.3 million, which were fully impaired, resulting in a pre-tax non-cash impairment charge of $0.3 million. At July 28, 2012, the Company's evaluation of long-lived assets identified certain store assets held and used in underperforming stores with a carrying value of $0.5 million, which were written down to their fair value of $0.1 million, resulting in a pre-tax non-cash impairment charge of $0.4 million. The Company classifies these store assets within level 3 of the fair value hierarchy. The impairment charges are reported in selling, general and administrative expenses on the Company's condensed consolidated statements of operations.

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

Overview

        The Company is a leading specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of August 3, 2013, the Company operated 512 stores in 43 states.

        During the six months ended August 3, 2013, the Company continued to make progress on each of its six strategic initiatives for fiscal year 2013. These include: maximizing sales and profitability particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and on-line; capitalizing on the growth opportunity in the pant and denim categories; reducing markdowns through streamlining of business processes; delivering a compelling omni-channel customer experience; and expanding its eCommerce and Outlet channels.

        Net sales for the three months ended August 3, 2013 were $223.1 million, as compared to $227.7 million for the three months ended July 28, 2012. Comparable store sales increased 2.1% for the three months ended August 3, 2013, as compared to flat comparable store sales for the three months ended July 28, 2012. Net loss for the three months ended August 3, 2013 narrowed to $2.7 million, or $0.04 per diluted share. This compares to a net loss of $4.3 million, or $0.07 per diluted share, for the three months ended July 28, 2012.

        Capital spending for the six months ended August 3, 2013 was $7.0 million, as compared to $9.5 million for the six months ended July 28, 2012. The $7.0 million of capital spending represents $4.8 million related to the opening of new stores and the remodeling of existing locations, and $2.2 million related to non-store capital projects, which principally represent information technology enhancements, including the continuing upgrade of the Company's eCommerce platform and website.

During the six months ended August 3, 2013, the Company opened one New York & Company Outlet store and remodeled four existing locations.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 3, 2013 and July 28, 2012:

As a % of net sales	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	73.1%	74.7%	72.0%	73.2%

Gross profit	26.9%	25.3%	28.0%	26.8%
Selling, general and administrative expenses	27.9%	27.2%	28.2%	27.8%

Operating loss	(1.0)%	(1.9)%	(0.2)%	(1.0)%
Interest expense, net	—%	—%	—%	—%

Loss before income taxes	(1.0)%	(1.9)%	(0.2)%	(1.0)%
Provision (benefit) for income taxes	0.2%	—%	—%	—%

Net loss	(1.2)%	(1.9)%	(0.2)%	(1.0)%

Selected operating data:	Three months ended August 3, 2013	Three months ended July 28, 2012	Six months ended August 3, 2013	Six months ended July 28, 2012
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	2.1%	—%	—%	(1.5)%
Net sales per average selling square foot(1)	$83	$79	$167	$159
Net sales per average store(2)	$432	$422	$873	$851
Average selling square footage per store(3)	5,219	5,299	5,219	5,299

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 3, 2013		Three months ended July 28, 2012		Six months ended August 3, 2013		Six months ended July 28, 2012
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	519	2,717,288	541	2,883,199	519	2,725,273	532	2,873,436
New stores	—	—	6	21,992	1	3,236	16	57,159
Closed stores	(7)	(41,976)	(10)	(55,403)	(8)	(47,732)	(11)	(60,688)
Net impact of remodeled stores on selling square feet	—	(3,115)	—	(4,033)	—	(8,580)	—	(24,152)

Stores open, end of period	512	2,672,197	537	2,845,755	512	2,672,197	537	2,845,755

Three Months Ended August 3, 2013 Compared to Three Months Ended July 28, 2012

        Net Sales.    Net sales for the three months ended August 3, 2013 decreased 2.0% to $223.1 million, as compared to $227.7 million for the three months ended July 28, 2012. The decrease in net sales reflects 25 fewer stores in operation at August 3, 2013, as compared to July 28, 2012. Comparable store sales increased 2.1% for the three months ended August 3, 2013, as compared to flat comparable store sales for the three months ended July 28, 2012. In the comparable store base, average dollar sales per transaction increased by 1.5%, and the number of transactions per average store increased 0.6%, as compared to the same period last year. During the three months ended August 3, 2013, net sales from the Company's eCommerce and Outlet channels grew to 7.6% and 10.4%, respectively, of total net sales, as compared to 6.1% and 8.0%, respectively, of total net sales during the three months ended July 28, 2012.

        Gross Profit.    Gross profit for the three months ended August 3, 2013 increased to $60.0 million, or 26.9% of net sales, as compared to $57.7 million, or 25.3% of net sales, for the three months ended July 28, 2012. The increase in gross profit during the three months ended August 3, 2013, as compared to the three months ended July 28, 2012, is due to a 240 basis point improvement in merchandise margin, primarily attributable to reduced product costs and sourcing efficiencies, along with a lower level of markdowns, partially offset by an 80 basis point increase in buying and occupancy costs largely due to the reduction in net sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $62.2 million, or 27.9% of net sales, for the three months ended August 3, 2013, as compared to $62.1 million, or 27.2% of net sales, for the three months ended July 28, 2012. Selling, general and administrative expenses during the three months ended August 3, 2013 reflect continued investments in marketing and the Company's eCommerce and Outlet channels. Excluding a $1.1 million benefit related to insurance recoveries recorded during the three months ended July 28, 2012, selling, general and administrative expenses during the three months ended August 3, 2013 remained flat as a percentage of net sales.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended August 3, 2013 was $2.2 million, as compared to an operating loss of $4.4 million for the three months ended July 28, 2012.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended August 3, 2013 and the three months ended July 28, 2012.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended August 3, 2013 was $0.4 million, as compared to a benefit of $0.2 million for the three months ended July 28, 2012.

        Net Loss.    For the reasons discussed above, net loss for the three months ended August 3, 2013 was $2.7 million, or $0.04 per diluted share, as compared to a net loss of $4.3 million, or $0.07 per diluted share, for the three months ended July 28, 2012.

Six Months Ended August 3, 2013 Compared to Six Months Ended July 28, 2012

        Net Sales.    Net sales for the six months ended August 3, 2013 decreased 1.1% to $450.5 million, as compared to $455.4 million for the six months ended July 28, 2012. The slight decrease in net sales reflects 25 fewer stores in operation at August 3, 2013, as compared to July 28, 2012. Comparable store sales for the six months ended August 3, 2013 remained flat, as compared to a decrease of 1.5% for the six months ended July 28, 2012. In the comparable store base, average dollar sales per transaction increased by 1.0%, while the number of transactions per average store decreased by 0.9%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended August 3, 2013 increased to $126.3 million, or 28.0% of net sales, as compared to $122.3 million, or 26.8% of net sales, for the six months ended July 28, 2012. The increase in gross profit during the six months ended August 3, 2013, as compared to the six months ended July 28, 2012, is due to a 170 basis point improvement in merchandise margin, primarily attributable to reduced product costs and sourcing efficiencies, along with a lower level of markdowns, partially offset by a 50 basis point increase in buying and occupancy costs primarily due to an increase in certain payroll costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $127.4 million, or 28.2% of net sales, for the six months ended August 3, 2013, as compared to $126.7 million, or 27.8% of net sales, for the six months ended July 28, 2012. In addition to continued investments in marketing and the Company's eCommerce and Outlet channels, the increase in selling, general and administrative expenses during the six months ended August 3, 2013, as compared to the six months ended July 28, 2012, is also the result of a $1.1 million benefit related to insurance recoveries recorded during the three months ended July 28, 2012.

        Operating Loss.    For the reasons discussed above, operating loss for the six months ended August 3, 2013 was $1.0 million, as compared to an operating loss of $4.5 million for the six months ended July 28, 2012.

        Interest Expense, Net.    Net interest expense was $0.2 million for both the six months ended August 3, 2013, and for the six months ended July 28, 2012.

        Benefit for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The benefit for income taxes for both the six months ended August 3, 2013 and for the six months ended July 28, 2012 was $0.1 million.

        Net Loss.    For the reasons discussed above, net loss for the six months ended August 3, 2013 was $1.1 million, or $0.02 per diluted share, as compared to a net loss of $4.5 million, or $0.07 per diluted share, for the six months ended July 28, 2012.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of August 3, 2013.

        The following tables contain information regarding the Company's liquidity and capital resources:

	August 3, 2013	February 2, 2013	July 28, 2012
	(Amounts in thousands)
Cash and cash equivalents	$59,462	$60,933	$39,364
Working capital	$45,396	$38,944	$28,441

	Six months ended August 3, 2013	Six months ended July 28, 2012
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$5,053	$(1,951)
Net cash used in investing activities	$(6,996)	$(9,549)
Net cash provided by financing activities	$472	$77

Net decrease in cash and cash equivalents	$(1,471)	$(11,423)

Operating Activities

        Net cash provided by operating activities was $5.1 million for the six months ended August 3, 2013, as compared to net cash used in operating activities of $2.0 million for the six months ended July 28, 2012. The increase in net cash provided by operating activities during the six months ended August 3, 2013, as compared to the six months ended July 28, 2012, is primarily due to an improvement in net loss and changes in accounts receivable, income taxes receivable, accounts payable and income taxes payable, partially offset by changes in inventories, prepaid expenses, accrued expenses, deferred rent and other assets and liabilities.

Investing Activities

        Net cash used in investing activities was $7.0 million for the six months ended August 3, 2013, as compared to $9.5 million for the six months ended July 28, 2012. Net cash used in investing activities during the six months ended August 3, 2013 reflects capital expenditures of $4.8 million related to the opening of new stores and the remodeling of existing stores, and $2.2 million related to non-store capital projects, which principally represent information technology enhancements, including the continuing upgrade of the Company's eCommerce platform and website. During the six months ended August 3, 2013, the Company opened one New York & Company Outlet store and remodeled four existing locations. Net cash used in investing activities during the six months ended July 28, 2012 reflects capital expenditures of $8.5 million related to the opening of 16 new stores, including 15 New York & Company Outlet stores, and the remodeling of seven existing stores, and $1.0 million related to non-store capital projects, which principally represent information technology enhancements.

        The Company expects capital expenditures during the three months ending November 2, 2013 to be between $10 million and $12 million, reflecting the opening of five New York & Company Outlet stores and one New York & Company store, the remodeling of two existing stores, and continued investments in the Company's information technology infrastructure, including the continuing upgrade of its eCommerce platform and website. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

Financing Activities

        Net cash provided by financing activities for the six months ended August 3, 2013 and the six months ended July 28, 2012 represents proceeds from the exercise of stock options.

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

        Under the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 3, 2013, the Company had availability under its revolving credit facility of $41.1 million, net of letters of credit outstanding of $12.5 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013, and $38.5 million, net of letters of credit outstanding of $12.7 million, as of July 28, 2012.

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

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2013.

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

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that are effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on February 3, 2013 did not have a material impact on the Company's financial position or results of operations.

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of August 3, 2013, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks regarding inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 3, 2013, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 10, 2013.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 10, 2013.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 10, 2013.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: September 10, 2013