Form 10-Q
period 2013-11-02
New York & Company, Inc.
filed 2013-12-10
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 2, 2013
OR
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

        As of November 29, 2013, the registrant had 63,694,902 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
Net sales	$217,626	$219,250	$668,159	$674,676
Cost of goods sold, buying and occupancy costs	156,638	158,323	480,835	491,480

Gross profit	60,988	60,927	187,324	183,196
Selling, general and administrative expenses	64,107	64,746	191,469	191,494

Operating loss	(3,119)	(3,819)	(4,145)	(8,298)
Interest expense, net of interest income of $1, $4, $6, and $12, respectively	96	91	275	268

Loss before income taxes	(3,215)	(3,910)	(4,420)	(8,566)
Provision (benefit) for income taxes	219	(71)	129	(186)

Net loss	$(3,434)	$(3,839)	$(4,549)	$(8,380)

Basic loss per share	$(0.05)	$(0.06)	$(0.07)	$(0.14)

Diluted loss per share	$(0.05)	$(0.06)	$(0.07)	$(0.14)

Weighted average shares outstanding:
Basic shares of common stock	62,491	61,583	62,247	61,441

Diluted shares of common stock	62,491	61,583	62,247	61,441

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
Comprehensive loss	$(3,387)	$(3,792)	$(4,409)	$(8,239)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	November 2, 2013	February 2, 2013	October 27, 2012
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,378	$60,933	$23,500
Accounts receivable	10,198	8,216	9,630
Income taxes receivable	96	488	466
Inventories, net	123,100	80,198	116,278
Prepaid expenses	19,781	21,467	20,983
Other current assets	1,477	954	1,124

Total current assets	192,030	172,256	171,981
Property and equipment, net	85,249	97,960	102,939
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,729	6,755	4,361
Other assets	1,118	830	863

Total assets	$300,005	$292,680	$295,023

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$97,900	$74,410	$90,143
Accrued expenses	44,422	51,158	49,686
Income taxes payable	980	989	426
Deferred income taxes	6,729	6,755	4,361

Total current liabilities	150,031	133,312	144,616
Deferred rent	41,851	48,834	50,702
Other liabilities	3,513	4,282	4,898

Total liabilities	195,395	186,428	200,216
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 64,695, 63,884 and 63,763 shares issued and 63,695, 62,884, and 62,763 shares outstanding at November 2, 2013, February 2, 2013, and October 27, 2012, respectively	65	64	63
Additional paid-in capital	169,668	166,902	165,880
Retained deficit	(59,170)	(54,621)	(65,101)
Accumulated other comprehensive loss	(2,556)	(2,696)	(2,638)
Treasury stock at cost; 1,000 shares at November 2, 2013, February 2, 2013 and October 27, 2012	(3,397)	(3,397)	(3,397)

Total stockholders' equity	104,610	106,252	94,807

Total liabilities and stockholders' equity	$300,005	$292,680	$295,023

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended November 2, 2013	Nine months ended October 27, 2012
Operating activities
Net loss	$(4,549)	$(8,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,047	25,878
Loss from impairment charges	278	384
Amortization of deferred financing costs	89	89
Share-based compensation expense	2,788	2,858
Changes in operating assets and liabilities:
Accounts receivable	(1,982)	(2,361)
Income taxes receivable	392	11
Inventories, net	(42,902)	(34,950)
Prepaid expenses	1,686	74
Accounts payable	23,490	17,846
Accrued expenses	(6,736)	(5,460)
Income taxes payable	(9)	(2,638)
Deferred rent	(6,983)	(6,425)
Other assets and liabilities	(2,059)	(375)

Net cash used in operating activities	(11,450)	(13,449)

Investing activities
Capital expenditures	(12,614)	(13,921)

Net cash used in investing activities	(12,614)	(13,921)

Financing activities
Proceeds from exercise of stock options	509	83

Net cash provided by financing activities	509	83

Net decrease in cash and cash equivalents	(23,555)	(27,287)
Cash and cash equivalents at beginning of period	60,933	50,787

Cash and cash equivalents at end of period	$37,378	$23,500

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of November 2, 2013, the Company operated 513 stores in 43 states.

        The condensed consolidated financial statements as of November 2, 2013 and October 27, 2012 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended November 2, 2013 and October 27, 2012 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 2, 2013 ("fiscal year 2012"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 16, 2013. The 52-week fiscal year ending February 1, 2014 is referred to herein as "fiscal year 2013." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB Accounting Standards Codification™ ("ASC") Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 on February 3, 2013 did not have an impact on the Company's financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that are effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on February 3, 2013 did not have an impact on the Company's financial position or results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 2, 2013

(Unaudited)

2. New Accounting Pronouncements (Continued)

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

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

	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
	(Amounts in thousands, except per share amounts)
Net loss	$(3,434)	$(3,839)	$(4,549)	$(8,380)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,491	61,583	62,247	61,441

Basic loss per share	$(0.05)	$(0.06)	$(0.07)	$(0.14)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,491	61,583	62,247	61,441
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	62,491	61,583	62,247	61,441

Diluted loss per share	$(0.05)	$(0.06)	$(0.07)	$(0.14)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 2, 2013

(Unaudited)

3. Earnings Per Share (Continued)

        The calculation of diluted loss per share for the three and nine months ended November 2, 2013 and October 27, 2012 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
	(Amounts in thousands)
Stock options	330	904	492	1,021
Stock appreciation rights(1)	2,005	3,244	1,983	3,263
Restricted stock and units	436	372	549	516

Total anti-dilutive shares	2,771	4,520	3,024	4,800

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

        The Company recorded share-based compensation expense in the amount of $1.1 million for both the three months ended November 2, 2013 and October 27, 2012, and $2.8 million and $2.9 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.

        During the nine months ended November 2, 2013, 299,721 shares of common stock were issued upon exercise of previously issued stock options and SARs.

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

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 2, 2013

(Unaudited)

5. Pension Plan (Continued)

to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
	(Amounts in thousands)
Service cost	$87	$88	$260	$264
Interest cost	90	104	270	312
Expected return on plan assets	(130)	(122)	(388)	(366)
Amortization of unrecognized losses	50	51	151	153
Amortization of prior service credit	(4)	(4)	(12)	(12)

Net periodic benefit cost	$93	$117	$281	$351

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive loss consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of operations for the three months ended November 2, 2013 and October 27, 2012 was $46,000 and $47,000, respectively, and $139,000 and $141,000 for the nine months ended November 2, 2013 and October 27, 2012, respectively. As of February 2, 2013, the Company reported a minimum pension liability of $3.1 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2005. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2008.

        At February 2, 2013, the Company reported a total liability for unrecognized tax benefits of $4.4 million, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. During the nine months ended November 2, 2013, the Company reversed a $0.6 million liability previously recorded for unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        As previously disclosed, during the three months ended July 31, 2010, the Company concluded that a full valuation allowance against the Company's deferred tax assets was necessary to reflect the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 2, 2013

(Unaudited)

6. Income Taxes (Continued)

Company's assessment of its ability to realize the benefits of those deferred tax assets. The Company made this determination after weighing both negative and positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. The evidence weighed included a historical three-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. As of November 2, 2013, the Company's valuation allowance against its deferred tax assets was $61.3 million.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 2, 2013

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 2, 2013, the Company had availability under its revolving credit facility of $59.0 million, net of letters of credit outstanding of $12.8 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013, and $56.1 million, net of letters of credit outstanding of $12.3 million, as of October 27, 2012.

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

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy. The Company evaluates long-lived assets for recoverability in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. The Company did not recognize any material impairment charges at November 2, 2013 and October 27, 2012. At August 3, 2013, the Company's evaluation of long-lived assets identified

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 2, 2013

(Unaudited)

8. Fair Value Measurements (Continued)

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

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of November 2, 2013, the Company operated 513 stores in 43 states.

        The Company has continued to make progress on each of its six strategic initiatives for fiscal year 2013. These include: maximizing sales and profitability particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and online; capitalizing on the growth opportunity in the pant and denim categories; reducing markdowns through streamlining of business processes; delivering a compelling omni-channel customer experience; and expanding its eCommerce and Outlet channels.

        In September 2013, the Company launched its Eva Mendes collection in approximately 50% of its New York & Company stores and online, which had a positive debut. The Company believes that the marketing and publicity around the Eva Mendes launch has broadened awareness and interest in the New York & Company brand, building the strength of the brand. The Company plans to expand the Eva Mendes collection and feature it across the New York & Company store base in Spring 2014.

        Net sales for the three months ended November 2, 2013 were $217.6 million, as compared to $219.3 million for the three months ended October 27, 2012. Comparable store sales increased 3.0% for the three months ended November 2, 2013, as compared to an increase of 0.7% for the three months ended October 27, 2012. Net loss for the three months ended November 2, 2013 was $3.4 million, or $0.05 per diluted share. This compares to a net loss of $3.8 million, or $0.06 per diluted share, for the three months ended October 27, 2012.

        Capital spending for the three months ended November 2, 2013 was $5.6 million, as compared to $4.4 million for the three months ended October 27, 2012. During the three months ended

November 2, 2013, the Company opened six new stores, including five New York & Company Outlet stores, and remodeled two existing locations, including its first new store design—the New York & Company "Store of the Future." In addition, the Company continues to invest in its information technology infrastructure, primarily relating to the enhancement of the Company's omni-channel experience and the continuing upgrade of its eCommerce platform and website.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended November 2, 2013 and October 27, 2012:

As a % of net sales	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.0%	72.2%	72.0%	72.8%

Gross profit	28.0%	27.8%	28.0%	27.2%
Selling, general and administrative expenses	29.4%	29.5%	28.6%	28.4%

Operating loss	(1.4)%	(1.7)%	(0.6)%	(1.2)%
Interest expense, net	0.1%	0.1%	0.1%	—%

Loss before income taxes	(1.5)%	(1.8)%	(0.7)%	(1.2)%
Provision (benefit) for income taxes	0.1%	—%	—%	—%

Net loss	(1.6)%	(1.8)%	(0.7)%	(1.2)%

Selected operating data:	Three months ended November 2, 2013	Three months ended October 27, 2012	Nine months ended November 2, 2013	Nine months ended October 27, 2012
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	3.0%	0.7%	1.0%	(0.8)%
Net sales per average selling square foot(1)	$81	$77	$248	$236
Net sales per average store(2)	$424	$408	$1,295	$1,263
Average selling square footage per store(3)	5,203	5,291	5,203	5,291

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended November 2, 2013		Three months ended October 27, 2012		Nine months ended November 2, 2013		Nine months ended October 27, 2012
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	512	2,672,197	537	2,845,755	519	2,725,273	532	2,873,436
New stores	6	23,509	2	7,065	7	26,745	18	64,224
Closed stores	(5)	(22,968)	(3)	(12,250)	(13)	(70,700)	(14)	(72,938)
Net impact of remodeled stores on selling square feet	—	(3,436)	—	(4,731)	—	(12,016)	—	(28,883)

Stores open, end of period	513	2,669,302	536	2,835,839	513	2,669,302	536	2,835,839

Three Months Ended November 2, 2013 Compared to Three Months Ended October 27, 2012

        Net Sales.    Net sales for the three months ended November 2, 2013 decreased 0.7% to $217.6 million, as compared to $219.3 million for the three months ended October 27, 2012. The decrease in net sales reflects the reduced store count partially offset by an increase in comparable store sales, as compared to October 27, 2012. Comparable store sales increased 3.0% for the three months ended November 2, 2013, as compared to an increase of 0.7% for the three months ended October 27, 2012. In the comparable store base, average dollar sales per transaction increased by 2.9%, and the number of transactions per average store increased 0.1%, as compared to the same period last year. During the three months ended November 2, 2013, net sales from the Company's eCommerce and Outlet channels grew to 9.9% and 9.4%, respectively, of total net sales, as compared to 8.4% and 8.8%, respectively, of total net sales during the three months ended October 27, 2012.

        Gross Profit.    Gross profit for the three months ended November 2, 2013 increased to $61.0 million, or 28.0% of net sales, as compared to $60.9 million, or 27.8% of net sales, for the three months ended October 27, 2012. The increase in gross profit during the three months ended November 2, 2013, as compared to the three months ended October 27, 2012, is primarily due to improved product costs combined with reductions in buying and occupancy costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $64.1 million, or 29.4% of net sales, for the three months ended November 2, 2013, as compared to $64.7 million, or 29.5% of net sales, for the three months ended October 27, 2012. The decrease in selling, general and administrative expenses during the three months ended November 2, 2013, as compared to the three months ended October 27, 2012, reflects a reduction in incentive-based compensation expense, partially offset by continued investments in marketing and the Company's eCommerce and Outlet channels.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended November 2, 2013 was $3.1 million, as compared to an operating loss of $3.8 million for the three months ended October 27, 2012.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended November 2, 2013 and the three months ended October 27, 2012.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended November 2, 2013 was $0.2 million, as compared to a benefit of $0.1 million for the three months ended October 27, 2012.

        Net Loss.    For the reasons discussed above, net loss for the three months ended November 2, 2013 was $3.4 million, or $0.05 per diluted share, as compared to a net loss of $3.8 million, or $0.06 per diluted share, for the three months ended October 27, 2012.

Nine Months Ended November 2, 2013 Compared to Nine Months Ended October 27, 2012

        Net Sales.    Net sales for the nine months ended November 2, 2013 decreased 1.0% to $668.2 million, as compared to $674.7 million for the nine months ended October 27, 2012. The decrease in net sales reflects the reduced store count partially offset by an increase in comparable store sales, as compared to October 27, 2012. Comparable store sales for the nine months ended November 2, 2013 increased 1.0%, as compared to a decrease of 0.8% for the nine months ended October 27, 2012. In the comparable store base, average dollar sales per transaction increased by 1.6%, while the number of transactions per average store decreased by 0.6%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended November 2, 2013 increased to $187.3 million, or 28.0% of net sales, as compared to $183.2 million, or 27.2% of net sales, for the nine months ended October 27, 2012. The increase in gross profit during the nine months ended November 2, 2013, as compared to the nine months ended October 27, 2012, is the result of a 120 basis point improvement in merchandise margin, primarily attributable to reduced product costs, along with a lower level of markdowns, partially offset by a 40 basis point increase in buying and occupancy costs due to an increase in certain payroll costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $191.5 million, or 28.6% of net sales, for the nine months ended November 2, 2013, as compared to $191.5 million, or 28.4% of net sales, for the nine months ended October 27, 2012. In addition to continued investments in marketing and the Company's eCommerce and Outlet channels, the slight increase in selling, general and administrative expenses as a percentage of net sales during the nine months ended November 2, 2013, as compared to the nine months ended October 27, 2012, is also the result of a $1.1 million benefit related to insurance recoveries recorded during the three months ended July 28, 2012.

        Operating Loss.    For the reasons discussed above, operating loss for the nine months ended November 2, 2013 was $4.1 million, as compared to an operating loss of $8.3 million for the nine months ended October 27, 2012.

        Interest Expense, Net.    Net interest expense was $0.3 million for both the nine months ended November 2, 2013 and the nine months ended October 27, 2012.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the nine months ended November 2, 2013 was $0.1 million, as compared to a benefit of $0.2 million for the nine months ended October 27, 2012.

        Net Loss.    For the reasons discussed above, net loss for the nine months ended November 2, 2013 was $4.5 million, or $0.07 per diluted share, as compared to a net loss of $8.4 million, or $0.14 per diluted share, for the nine months ended October 27, 2012.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of November 2, 2013.

        The following tables contain information regarding the Company's liquidity and capital resources:

	November 2, 2013	February 2, 2013	October 27, 2012
	(Amounts in thousands)
Cash and cash equivalents	$37,378	$60,933	$23,500
Working capital	$41,999	$38,944	$27,365

	Nine months ended November 2, 2013	Nine months ended October 27, 2012
	(Amounts in thousands)
Net cash used in operating activities	$(11,450)	$(13,449)
Net cash used in investing activities	$(12,614)	$(13,921)
Net cash provided by financing activities	$509	$83

Net decrease in cash and cash equivalents	$(23,555)	$(27,287)

Operating Activities

        Net cash used in operating activities was $11.5 million for the nine months ended November 2, 2013, as compared to net cash used in operating activities of $13.4 million for the nine months ended October 27, 2012. The decrease in net cash used in operating activities during the nine months ended November 2, 2013, as compared to the nine months ended October 27, 2012, is primarily due to an improvement in net loss and changes in accounts receivable, income taxes receivable, prepaid expenses, accounts payable and income taxes payable, partially offset by changes in inventories, accrued expenses, deferred rent and other assets and liabilities. Inventory per average store at November 2, 2013 increased 10.6% compared to October 27, 2012, primarily reflecting timing differences due to the shift in the retail calendar. As the Company moved into the first two weeks of the fourth quarter of fiscal year 2013, inventory levels normalized.

Investing Activities

        Net cash used in investing activities was $12.6 million for the nine months ended November 2, 2013, as compared to $13.9 million for the nine months ended October 27, 2012. Net cash used in investing activities during the nine months ended November 2, 2013 reflects $8.2 million related to the opening of new stores and the remodeling of existing locations, and $4.4 million related to non-store capital projects, which principally represent information technology enhancements, including the continuing upgrade of the Company's eCommerce platform and website and investments in its omni-channel strategy. During the nine months ended November 2, 2013, the Company opened six New York & Company Outlet stores and one New York & Company store, and remodeled six existing locations. Net cash used in investing activities during the nine months ended October 27, 2012 reflects capital expenditures of $11.7 million related to the construction of 18 new stores and the remodeling of 12 existing stores, and $2.2 million related to non-store capital projects, which principally represent information technology enhancements.

        The Company expects capital expenditures during the fourth quarter ending February 1, 2014 to be between $7 million and $10 million, primarily reflecting the continuing upgrade of its eCommerce platform and website and investments in its omni-channel strategy. The Company's future capital requirements will depend primarily on the number of new stores it opens, the number of existing stores it remodels and the timing of these expenditures.

        The Company plans to end fiscal year 2013 having opened eight new stores, including seven Outlet stores, remodeled seven existing locations and closed between 19 and 23 stores, ending fiscal year 2013 with between 504 and 508 stores, including 51 Outlet stores, and approximately 2.6 million selling square feet.

Financing Activities

        Net cash provided by financing activities for the nine months ended November 2, 2013 and the nine months ended October 27, 2012 represents proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement expires on August 10, 2016.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; to incur additional indebtedness; and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions, and for other purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 2, 2013, the Company had availability under its revolving credit facility of $59.0 million, net of letters of credit outstanding of $12.8 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013, and $56.1 million, net of letters of credit outstanding of $12.3 million, as of October 27, 2012.

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

Adoption of New Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB Accounting Standards Codification Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 on February 3, 2013 did not have an impact on the Company's financial position or results of operations.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that are effective for annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on February 3, 2013 did not have an impact on the Company's financial position or results of operations.

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of November 2, 2013, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks regarding inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of November 2, 2013, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the

Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 10, 2013.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 10, 2013.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 10, 2013.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: December 10, 2013