Form 10-K
period 2014-02-01
New York & Company, Inc.
filed 2014-04-15
CIK 1211351

Use these links to rapidly review the document

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of August 2, 2013 was approximately $191.1 million, using the closing price per share of $6.29, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 28, 2014 was 63,571,895.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of February 1, 2014, the Company operated 507 stores in 43 states.

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

        The Company positions its retail stores and eCommerce store as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. The Company's stores are typically concentrated in medium to large population centers of the United States and are located in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

        The Company was founded in 1918 and operated as a subsidiary of L Brands, Inc. ("L Brands"), formerly known as Limited Brands, Inc., from 1985 to 2002. New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. ("Lerner Holding") and its subsidiaries from L Brands, an unrelated company. On November 27, 2002, Irving Place Capital, formerly known as Bear Stearns Merchant Banking, completed the acquisition of Lerner Holding and its subsidiaries from L Brands (the "acquisition of Lerner Holding"). On October 6, 2004, the Company completed an initial public offering and listed its common stock on the New York Stock Exchange.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended February 1, 2014, the 53-week year ended February 2, 2013, and the 52-week year ended January 28, 2012 are referred to herein as "fiscal year 2013," "fiscal year 2012," and "fiscal year 2011," respectively. The 52-week year ending January 31, 2015 is referred to herein as "fiscal year 2014."

The Company's Growth Strategies

        The Company believes that it can maximize sales and profitability by providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points. One of the Company's top priorities is optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across both store and eCommerce channels. The Company believes that its omni-channel retail strategy will improve its customers' shopping experience, enhance brand image and increase customer loyalty. The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across both store and eCommerce channels.

eCommerce Store

        The Company believes that its eCommerce store (www.nyandcompany.com) provides an effective means to reach its existing customers and, more importantly, attract new customers to the New York & Company brand. The eCommerce store is designed to cater to the customers' lifestyle needs by offering an easy alternative to shop, while also increasing brand awareness. Based on the Company's historical trends, positive future outlook for the New York & Company brand and continued growth of online sales, the Company believes that it can continue to grow sales with its eCommerce store to become a double digit percentage of the total business by continuing to broaden its online assortment with new product exclusives and expanded product extensions, while optimizing the Company's digital marketing initiatives. The Company recently completed the upgrade of its eCommerce website, which, among other enhancements, provides an improved mobile site, a new design and feel with easier navigation and international shipping capabilities.

Expand the New York & Company Outlet Store Base

        The New York & Company Outlet stores continue to be a highly productive and profitable channel for the Company. The Outlet stores offer a merchandise mix consisting of apparel and accessories that is exclusive to the Outlet stores, as well as merchandise that can be found at New York & Company stores, and clearance merchandise. Currently, Outlet exclusive merchandise represents approximately 60% of the Outlet business and this percentage is expected to continue to grow. The Company plans to continue opening a number of New York & Company Outlet stores each year, and believes over the long term, the New York & Company Outlet business could grow to between 75 and 100 locations. As of February 1, 2014, the Company operated 51 Outlet stores.

Optimize the New York & Company Store Base

        The Company is continually focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling a portion of its existing stores annually. The reduction in non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores.

        In addition, the Company's new store prototype debuted in fiscal year 2013 with the remodel of an existing store in the Columbia Mall in Columbia, Maryland. This new 'Store of the Future' design fully showcases New York & Company's brand vision by delivering the energy, excitement, and style of New York City to women everywhere. The new design highlights the Company's core sub-brands—including the 7th Avenue Collection, Love NY&C, and the Eva Mendes Collection—and features them in dedicated shops within the store. The 'Store of the Future' design is approximately 4,000 to 6,000 selling square feet. The Company plans to incorporate the new design into a portion of its remodels and new stores during fiscal year 2014.

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

        In September 2013, the Company launched its Eva Mendes Collection in select New York & Company stores and online, which had a positive debut. The Company believes that the marketing and publicity around the Eva Mendes launch has broadened awareness and interest in the New York & Company brand, building the strength of the brand. The Company plans to expand the Eva Mendes Collection and feature it across the majority of the New York & Company store base in Spring 2014.

Design and Merchandising

        The Company's product development group, led by its merchant and design teams, is dedicated to consistently delivering to its customers, high-quality and on trend fashion apparel and accessories at competitive prices. The Company seeks to provide its customers with key fashion items of the season, as well as a broad assortment of coordinating apparel items and accessories that will complete their wardrobe. The Company's merchandising, marketing and promotional efforts encourage multiple-unit and outfit purchases.

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

        Sourcing Relationships.    The Company purchases apparel and accessories products both from importers and directly from manufacturers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from approximately eight countries, with China, Vietnam and Indonesia representing approximately 92% of all purchases during fiscal year 2013.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with L Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of L Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for suppliers, labor standards, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that details their obligations with respect to quality and ethical business practices. IPS representatives visit apparel factories to ensure that the factory quality control associates understand and comply with the Company's requirements. The Company's independent buying agents and importers also conduct in-line factory and final quality audits.

        The Company also engages two independent audit firms to visit each year a selection of factories that manufacture accessories for the Company to ensure that these factories understand and comply with the Company's Code of Business Conduct for suppliers, labor standards and supply chain security standards.

Distribution and Logistics

        L Brands provides the Company with certain warehousing and distribution services under the transition services agreement. All of the Company's merchandise is received, processed, warehoused and distributed through L Brands' distribution center in Columbus, Ohio. Details about each receipt are supplied to the Company's store inventory planners, who determine how the product should be distributed among the Company's stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores.

        Under the transition services agreement, as amended on September 14, 2010, these services will terminate upon the earliest of the following: (i) 24 months from the date that L Brands notifies the Company that L Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies L Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to L Brands that L Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after L Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of L Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to L Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use L Brands for these services.

        The Company relies on a third-party to operate its eCommerce store, including fulfillment services. The third-party warehouse facility is located in Martinsville, Virginia. Merchandise is received in this location from L Brands' distribution center. The operation of the Company's eCommerce store is covered by a master services agreement that is set to expire on April 30, 2018.

Real Estate

        As of February 1, 2014, the Company operated 507 stores in 43 states, with an average of 5,201 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are primarily located in medium to large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2009	589	11	(24)	3	576
2010	576	22	(43)	8	555
2011	555	—	(23)	11	532
2012	532	18	(31)	13	519
2013	519	8	(20)	7	507

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net increase (reduction) of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2009	3,294,779	31,755	(133,398)	466	3,193,602
2010	3,193,602	74,830	(230,435)	(11,514)	3,026,483
2011	3,026,483	—	(123,978)	(29,069)	2,873,436
2012	2,873,436	64,224	(175,483)	(36,904)	2,725,273
2013	2,725,273	30,445	(106,256)	(12,388)	2,637,074

Store Count by State as of February 1, 2014

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	11	Maine	1	North Dakota	1
Arizona	8	Maryland	17	Ohio	21
Arkansas	3	Massachusetts	9	Oklahoma	4
California	47	Michigan	12	Pennsylvania	34
Colorado	6	Minnesota	7	Rhode Island	2
Connecticut	7	Mississippi	4	South Carolina	14
Delaware	2	Missouri	10	South Dakota	1
Florida	29	Nebraska	3	Tennessee	13
Georgia	19	Nevada	4	Texas	45
Illinois	19	New Hampshire	1	Utah	2
Indiana	8	New Jersey	31	Virginia	21
Iowa	1	New Mexico	1	Washington	1
Kansas	2	New York	45	West Virginia	3
Kentucky	7	North Carolina	18	Wisconsin	6
Louisiana	7

				Grand Total	507

        Site Selection.    The Company's real estate management team is responsible for new store site selection. While selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        The Company plans to open a number of new New York & Company Outlet stores each year, while relocating and remodeling a portion of its existing store base annually. Each Outlet store is approximately 3,000 to 5,000 selling square feet. New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that is exclusive to the Outlet stores, as well as merchandise that can be found at New York & Company stores, and clearance merchandise. Currently, Outlet exclusive merchandise represents approximately 60% of the Outlet business and this percentage is expected to continue to grow.

        During fiscal year 2013, the Company opened seven new Outlet stores and one New York & Company location, closed 20 stores, and remodeled seven existing stores, including its location in Columbia, Maryland, where the Company debuted its new 'Store of the Future' design, ending the year with 507 stores, including 51 Outlet stores and 2.6 million selling square feet. The Company believes over the long term, the New York & Company Outlet business could grow to between 75 and 100 locations.

        The Company's new 'Store of the Future' design fully showcases New York & Company's brand vision by delivering the energy, excitement, and style of New York City to women everywhere. The new design highlights the Company's core sub-brands—including the 7th Avenue Collection, Love NY&C, and the Eva Mendes Collection—and features them in dedicated shops within the store. The 'Store of the Future' design is approximately 4,000 to 6,000 selling square feet. The Company plans to incorporate the new design into a portion of its remodels and new stores during fiscal year 2014. The Company expects to fund future store openings and remodels with cash flow from operations and, if necessary, borrowings under its revolving credit facility.

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

        Pricing and Promotional Strategy.    The Company's in-store pricing and promotional strategy is designed to drive customer traffic and promote brand loyalty. The promotional pricing strategy is designed to encourage multiple-unit sales. Select key items are also prominently displayed in store windows at competitive prices to drive traffic into the stores.

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

        Field Sales Organization.    Store operations are organized into four regions and 41 districts. Each region is managed by a regional sales leader. The Company staffs approximately 41 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is typically staffed with a store manager and two additional support managers. Higher volume stores may have additional support managers as required. All stores are staffed with hourly sales associates. The Company has approximately 1,500 full-time in-store managers. The goal of the Company's field sales organization is to provide a memorable customer experience by creating an environment that is inspirational, exciting and fun. The field sales organization is engaged in various initiatives to accomplish their goal, including more effective talent assessment and acquisition processes, enhanced brand education and communication training and various incentives to increase engagement with the customer in-store to drive sales and profitability. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

        Store Sales Associates.    The Company typically employs between 4,000 and 7,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has well-established store operating policies and procedures and efficient point-of-sale ("POS") terminals and an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings. The Company offers its sales associates a discount to encourage them to wear the Company's apparel and accessories on the selling floor.

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its fashion apparel, most notably its wear-to-work and pant categories, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiates its brand from its competitors and drives strong brand recognition and endorsement by its target customers. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of its brand through, among other things, direct mail marketing, Fashion Books, in-store marketing, e-mail and text messaging programs, social media such as Facebook, and select advertising. The Company also makes investments to enhance the overall customer experience through opening new stores, remodeling existing stores, broadening its assortment online at www.nyandcompany.com, and focusing on customer service.

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

Information Technology

        Information technology is a key component of the Company's business strategy and the Company is committed to utilizing technology to enhance its competitive position. The Company's information systems integrate data from the field sales, eCommerce sales, design, merchandising, planning and distribution, and financial reporting functions. The Company's core business systems consist of both purchased and internally developed software, operating on Microsoft, Oracle, and IBM platforms. These systems are accessed over a company-wide network through which associates have access to many key business applications.

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

        One of the Company's top priorities is optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across both store and eCommerce channels. The Company believes that its omni-channel retail strategy will improve its customers' shopping experience, enhance brand image and increase customer loyalty. The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across both store and eCommerce channels. In support of this, the Company recently completed the upgrade of its eCommerce website, which, among other enhancements, provides an improved mobile site, a new design and feel with easier navigation and international shipping capabilities.

        In addition, during fiscal year 2013 the Company began the implementation of TradeStone's Merchandise Lifecycle Management solutions, completing the first of two phases of the implementation, which is planned to be rolled out over a two-year period. This software will be used to manage the Company's entire product lifecycle from design concept to the delivery of finished product in its stores; streamlining internal processes, enhancing communication with apparel and accessories vendors (overseas and domestic), and eliminating information silos and disconnected systems.

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

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during the fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter.

Intellectual Property

        The Company believes that it has all of the registered trademarks it needs to protect its New York & Company®, Lerner®, Lerner New York®, NY Style®, City Style® and NY&C® brands and it vigorously enforces all of its trademark rights.

Employees and Labor Relations

        As of February 1, 2014, the Company had a total of 6,349 employees of which 1,955 were full-time employees and 4,394 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO ("Local 1102") is currently being renegotiated in accordance with the terms of the agreement. Approximately 9% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from approximately eight countries, with China, Vietnam and Indonesia representing approximately 92% of all purchases during fiscal year 2013. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's results of operations for its individual stores have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2004 through fiscal year 2013, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve consistency in its future sales and cannot ensure a high level of comparable store sales in the future.

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

        The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during this period could have a disproportionate effect on the Company's financial condition and results of operations. For further information related to seasonality and quarterly results, please refer to Note 14, "Quarterly Results," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Seasonal fluctuations also affect the Company's inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter. If the Company is not successful in selling its inventory, it may have to write down the value of its inventory or sell it at significantly reduced prices or the Company may not be able to sell such inventory at all, which could have a material adverse effect on the Company's financial condition and results of operations.

Since the Company relies significantly on international sources of production, it is at risk from a variety of factors that could leave it with inadequate or excess inventories, resulting in decreased profits or losses.

        The Company purchases apparel and accessories in international markets, with a significant portion coming from China, Vietnam and Indonesia. The Company does not have any long-term merchandise supply contracts and many of its imports are subject to existing or potential duties and tariffs. The Company competes with other companies for production facilities.

        The Company also faces a variety of other risks generally associated with doing business in international markets and importing merchandise from abroad, such as:

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

        The Company purchases apparel and accessories from importers and directly from third-party manufacturers. The Company utilizes three major apparel vendors, which together represented approximately 74% of the Company's merchandise purchases during fiscal year 2013; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company's control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

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

A continued reduction in the volume of mall traffic could significantly reduce the Company's sales and leave it with unsold inventory, reducing the Company's profits or creating losses.

        Many of the Company's stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. The Company's stores benefit from the ability of the mall's other tenants and other area attractions to generate consumer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from internet retailers, non-mall retailers and other malls where the Company does not have stores and the closing of other stores in the malls in which the Company's stores are located. A continued reduction in mall traffic as a result of these or any other factors could materially adversely affect the Company's business.

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

        L Brands handles the distribution of the Company's merchandise through its distribution facility in Columbus, Ohio pursuant to a transition services agreement. The efficient operation of the Company's stores is dependent on its ability to distribute merchandise to locations throughout the United States in a timely manner. The Company depends on L Brands to receive, sort, pack and distribute substantially all of the Company's merchandise. As part of the transition services agreement, L Brands contracts with third-party transportation companies to deliver the Company's merchandise from international ports to their warehouses and to the Company's stores. Any failure by any of these third parties to respond adequately to the Company's warehousing and distribution needs would disrupt the Company's operations and negatively impact its profitability.

        Additional services are also provided by L Brands and its subsidiaries and affiliates pursuant to the transition services agreement. IPS assists the Company with its monitoring of country of origin and point of fabrication compliance for U.S. Customs. IPS also monitors compliance with the Company's Code of Business Conduct for suppliers, and labor standards and supply chain security standards. Any failure of L Brands or IPS to fulfill their obligations under the transition services agreement would disrupt the Company's operations and negatively impact its profitability.

        Under the transition services agreement, as amended on September 14, 2010, these services will terminate upon the earliest of the following: (i) 24 months from the date that L Brands notifies the Company that L Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies L Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to L Brands that L Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after L Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of L Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to L Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use L Brands for these services. The Company's failure to successfully replace the services could have a material adverse effect on the Company's business and prospects.

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

        A work stoppage resulting from, among other things, a dispute over a collective bargaining agreement covering employees of a third party relied on by the Company or employees of the Company, may cause disruptions in the Company's business and negatively impact its profitability. The existing contract between the ports through which the Company sources a portion of its products and International Longshore and Warehouse Union is scheduled to expire on July 1, 2014. This may result in slow-downs, disruptions, or a strike if a new agreement is not reached by such date, or even before that date. While the Company has contingency plans in place, in the event that slow-downs, disruptions or a strike occurs in connection with such contract expiration or otherwise, it may have a material adverse effect on its relationships with its customers and its business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

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

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, Lerner, Lerner New York, NY Style, City Style and NY&C and are protected in the United States and in some cases internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; response to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of its trademark portfolio in the United States; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiation and defense of opposition and/or cancellation proceedings, including discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

The Company relies on its information technology infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support the Company's information technology, cybersecurity and various business processes. The Company's business, reputation and brand image could suffer if its infrastructure fails to perform as intended.

        The Company relies on purchased or leased hardware and software licensed from third parties or internally developed in order to manage its business. The Company's ability to maintain and upgrade its information technology infrastructure is critical to the success of its business and the continued enhancement of its omni-channel retail strategy. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to the Company's infrastructure or loss of the right to use any of this hardware or software could affect the Company's operations, which could negatively affect the Company's business until corrected or until equivalent technology is either developed by the Company or, if available, is identified, obtained and integrated. In addition, the software underlying the Company's operations can contain undetected errors. The Company may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying the Company's operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to the Company's reputation which could adversely affect the Company's business, financial condition and results of operations.

        The Company and third parties that manage portions of the Company's secure data are subject to cybersecurity risks and incidents. The Company's business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and the Company's financial and strategic data. The protection of the Company's customer, employee and Company data is vitally important to the Company. While the Company has implemented measures to prevent and detect security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist the Company in managing its secure data could adversely affect the Company's business, financial condition and results of operations.

        The Company has embarked upon several new initiatives, including, among others, the upgrade of its eCommerce store and the implementation of TradeStone's Lifecycle Management solutions, which will be used to manage the Company's product lifecycle from design concept to the delivery of finished product in its stores. The Company's omni-channel retail strategy and new information systems initiatives are complex and require managerial and financial expertise to implement successfully. If the Company is unable to successfully implement these initiatives or if its customers are not provided with the intended benefits, the Company's financial condition and results of operations could be adversely affected.

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

Risks associated with the Company's eCommerce store

        The Company operates an online store at www.nyandcompany.com to sell its merchandise. The Company's eCommerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, cybersecurity breaches and the need to invest in additional computer systems. The eCommerce operations also involve other risks that could have an impact on the Company's results of operations, including but not limited to diversion of sales from the Company's other stores, rapid technological change, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. If the Company is unable to successfully address and respond to these risks, eCommerce revenues could be lost, costs could increase, and the Company's reputation may be damaged.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 3.4 million total gross square feet as of February 1, 2014, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. The Company also leases approximately 185,083 square feet of space at its corporate headquarters located at 450 West 33rd Street, New York, New York under a lease which expires in 2015. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 28, 2014 was 175. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2013
Fourth quarter	$5.50	$4.00
Third quarter	$6.31	$4.64
Second quarter	$6.87	$4.37
First quarter	$5.02	$3.59
Fiscal Year 2012
Fourth quarter	$3.99	$3.09
Third quarter	$4.67	$3.21
Second quarter	$4.72	$3.16
First quarter	$4.10	$2.56

        The Company has not declared or paid any dividends on its common stock since the acquisition of the Company by Irving Place Capital in November 2002. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay dividends on its common stock is limited by the covenants of its credit facility and may be further restricted by the terms of any of its future debt or preferred securities.

Performance Graph

        The following graph shows a comparison of the cumulative total return on an initial investment of $100 on January 31, 2009 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's SmallCap 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New York & Company, Inc., the S&P Smallcap 600 Index, and S&P 600 SmallCap
Apparel Retail

*
$100 invested on 1/31/09 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Issuer Sales of Equity Securities

        During fiscal year 2013, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plans or programs.

Issuer Purchases of Equity Securities

        The Company neither purchased any shares of its common stock during the fourth quarter of fiscal year 2013 nor has it made any plans or established any programs to purchase any shares of its common stock.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended February 1, 2014, referred to as "fiscal year 2013," the 53-week fiscal year ended February 2, 2013, referred to as "fiscal year 2012," the 52-week fiscal year ended January 28, 2012, referred to as "fiscal year 2011," the 52-week fiscal year ended January 29, 2011, referred to as "fiscal year 2010," and the 52-week fiscal year ended January 30, 2010, referred to as "fiscal year 2009," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2013 (52-weeks)	Fiscal Year 2012 (53-weeks)	Fiscal Year 2011 (52-weeks)	Fiscal Year 2010 (52-weeks)	Fiscal Year 2009 (52-weeks)
Statements of operations data:
Net sales	$939,163	$966,434	$956,456	$1,021,699	$1,006,675
Cost of goods sold, buying and occupancy costs(1)	674,793	701,613	734,838	788,378	754,086

Gross profit	264,370	264,821	221,618	233,321	252,589
Selling, general and administrative expenses	261,293	262,569	257,188	298,419	274,139
Restructuring charges(1)	—	—	—	1,281	2,376

Operating income (loss)	3,077	2,252	(35,570)	(66,379)	(23,926)
Interest expense, net of interest income	369	360	495	697	755
Loss on modification and extinguishment of debt	—	—	144	—	—

Income (loss) from continuing operations before income taxes	2,708	1,892	(36,209)	(67,076)	(24,681)
Provision (benefit) for income taxes(2)	314	(208)	2,728	9,466	(11,197)

Income (loss) from continuing operations	2,394	2,100	(38,937)	(76,542)	(13,484)
Income from discontinued operations, net of taxes	—	—	—	81	3

Net income (loss)	$2,394	$2,100	$(38,937)	$(76,461)	$(13,481)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share from continuing operations	$0.04	$0.03	$(0.64)	$(1.29)	$(0.23)
Basic earnings per share from discontinued operations	—	—	—	—	—

Basic earnings (loss) per share	$0.04	$0.03	$(0.64)	$(1.29)	$(0.23)

Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share from continuing operations	$0.04	$0.03	$(0.64)	$(1.29)	$(0.23)
Diluted earnings per share from discontinued operations	—	—	—	—	—

Diluted earnings (loss) per share	$0.04	$0.03	$(0.64)	$(1.29)	$(0.23)

Weighted average shares outstanding:
Basic shares of common stock	62,313	61,516	60,824	59,443	59,457

Diluted shares of common stock	63,240	62,164	60,824	59,443	59,457

(amounts in thousands)	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Balance sheet data (at period end):
Cash and cash equivalents	$69,723	$60,933	$50,787	$77,392	$87,296
Working capital	$52,418	$41,055	$27,267	$45,295	$70,339
Total assets	$288,753	$292,680	$299,791	$355,210	$436,527
Total debt(3)	$—	$—	$—	$7,500	$13,500
Stockholders' equity	$113,215	$106,252	$100,105	$133,837	$208,164

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

(2)
The income tax provision in fiscal year 2010, despite the loss from continuing operations, is primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of February 1, 2014, the Company operated 507 stores in 43 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended February 1, 2014, the 53-week year ended February 2, 2013, and the 52-week year ended January 28, 2012 are referred to herein as "fiscal year 2013," "fiscal year 2012," and "fiscal year 2011," respectively. The 52-week year ending January 31, 2015 is referred to herein as "fiscal year 2014."

Fiscal Year 2013 Summary

        The Company made notable progress on each of its six strategic initiatives for fiscal year 2013. These include: maximizing sales and profitability particularly during peak traffic times of the year; increasing marketing efforts to grow traffic in stores and online; capitalizing on the growth opportunity in the pant and denim categories; reducing markdowns through streamlining of business processes; delivering a compelling omni-channel customer experience; and expanding its eCommerce and Outlet channels. Progress made on each of these fronts, as summarized below, contributed to the Company's best operating performance since fiscal year 2007.

        For fiscal year 2013, net sales were $939.2 million, as compared to $966.4 million for fiscal year 2012, and comparable store sales increased 1.1% for fiscal year 2013 versus an increase of 0.1% in fiscal year 2012. Sales from the Company's eCommerce store are included in comparable store sales. During fiscal year 2013, the Company's eCommerce and Outlet channels continued to expand, experiencing a 14% and 20% increase in net sales, respectively, as compared to fiscal year 2012. In the New York & Company Outlet stores, outlet exclusive merchandise has grown to approximately 60% of the total business.

        During fiscal year 2013, the Company opened seven new Outlet stores and one New York & Company location, closed 20 stores, and remodeled seven existing stores, including its location in Columbia, Maryland, where the Company debuted its new 'Store of the Future' design, ending the year with 507 stores, including 51 Outlet stores and 2.6 million selling square feet. The Company believes over the long term, the New York & Company Outlet business could grow to between 75 and 100 locations.

        The Company's new 'Store of the Future' design fully showcases New York & Company's brand vision by delivering the energy, excitement, and style of New York City to women everywhere. The new design highlights the Company's core sub-brands—including the 7th Avenue Collection, Love NY&C, and the Eva Mendes Collection—and features them in dedicated shops within the store. The 'Store of the Future' design is approximately 4,000 to 6,000 selling square feet. The Company plans to incorporate the new design into a portion of its remodels and new stores during fiscal year 2014.

        In September 2013, the Company launched its Eva Mendes Collection in select New York & Company stores and online, which had a positive debut. The Company believes that the marketing and publicity around the Eva Mendes launch has broadened awareness and interest in the New York & Company brand, building the strength of the brand. The Company plans to expand the Eva Mendes Collection and feature it across the majority of the New York & Company store base in Spring 2014.

        During fiscal year 2013, the Company remained focused on the implementation of its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across both store and eCommerce channels. In support of this, the Company recently completed the upgrade of its eCommerce website, which, among other enhancements, provides an improved mobile site, a new design and feel with easier navigation and international shipping capabilities.

        In addition, during fiscal year 2013, the Company began the implementation of TradeStone's Merchandise Lifecycle Management solutions, completing the first of two phases of the implementation, which is planned to be rolled out over a two-year period. This software will be used to manage the Company's entire product lifecycle from design concept to the delivery of finished product in its stores; streamlining internal processes, enhancing communication with apparel and accessories vendors (overseas and domestic), and eliminating information silos and disconnected systems.

        Lastly, during fiscal year 2013, Company expanded the capabilities of its 'Ask Us' program, which allows customers to be in a store and order an item to be fulfilled either from another store or from the Company's eCommerce website. The Company will soon pilot the next phase of this program which will allow customers to order from its eCommerce website and pick up the merchandise in-store.

        Looking forward to fiscal year 2014, the Company is dedicated to accomplishing the following strategic initiatives: driving top line and comparable store sales growth in each channel of its business; increasing brand awareness and driving traffic to stores by attracting new customers and engaging existing customers; and growing the Company brand through key merchandise initiatives. In support of these strategic initiatives the Company will be opening new Outlet stores, rolling out its 'Store of the Future' design and optimizing its existing real estate portfolio to maximize sales and profitability. Furthermore, the Company believes its omni-channel retail initiatives and the recent upgrade of its eCommerce website will continue to drive traffic and increase sales across both store and eCommerce channels. In addition, the Company will remain focused on its key merchandise initiatives and core sub-brands—including the 7th Avenue Collection, Love NY&C, and the Eva Mendes Collection—and will continue to grow the pant and denim categories.

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

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue, if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws. The Company recognizes gift card and merchandise credit breakage as revenue as they each are redeemed over a two-year redemption period based on their respective historical breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rate for gift cards and merchandise credits based on their respective historical redemption patterns.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2013, fiscal year 2012 and fiscal year 2011:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.9%	72.6%	76.8%

Gross profit	28.1%	27.4%	23.2%
Selling, general and administrative expenses	27.8%	27.2%	26.9%

Operating income (loss)	0.3%	0.2%	(3.7)%
Interest expense, net	—%	—%	0.1%
Loss on modification and extinguishment of debt	—%	—%	—%

Income (loss) before income taxes	0.3%	0.2%	(3.8)%
Provision (benefit) for income taxes	—%	—%	0.3%

Net income (loss)	0.3%	0.2%	(4.1)%

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	1.1%	0.1%	(3.3)%
Net sales per average selling square foot(1)	$350	$345	$324
Net sales per average store(2)	$1,831	$1,837	$1,758
Average selling square footage per store(3)	5,201	5,251	5,401

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2013		Fiscal Year 2012		Fiscal Year 2011
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	519	2,725,273	532	2,873,436	555	3,026,483
New stores	8	30,445	18	64,224	—	—
Closed stores	(20)	(106,256)	(31)	(175,483)	(23)	(123,978)
Net impact of remodeled stores on selling square feet	—	(12,388)	—	(36,904)	—	(29,069)

Stores open, end of period	507	2,637,074	519	2,725,273	532	2,873,436

Fiscal Year 2013 Compared to Fiscal Year 2012

        Net Sales.    Net sales for fiscal year 2013 were $939.2 million, as compared to $966.4 million for fiscal year 2012. Fiscal year 2013 included 52 weeks versus 53 weeks in fiscal year 2012. The 53rd week in fiscal year 2012 contributed $11.6 million of sales. Comparable store sales for fiscal year 2013 increased 1.1%, as compared to an increase of 0.1% for fiscal year 2012. In the comparable store base, average dollar sales per transaction increased by 2.7%, while the number of transactions per average store decreased by 1.5%, as compared to fiscal year 2012. Net sales from the eCommerce and Outlet channels increased 14% and 20%, respectively, in fiscal year 2013, as compared to fiscal year 2012. Contributing to the decrease in net sales was the Company's lower store base throughout fiscal year 2013, as compared to fiscal year 2012. In addition, during the fourth quarter of fiscal year 2012, the Company determined it had adequate information on historical redemption patterns for merchandise credits and utilized this to revise its estimates of redemption rates and the period over which breakage income is recognized, which resulted in a $4.3 million benefit to net sales, gross profit, and operating income.

        Gross Profit.    Gross profit for fiscal year 2013 was $264.4 million, or 28.1% of net sales, as compared to $264.8 million, or 27.4% of net sales, in fiscal year 2012. The improvement in gross profit as a percentage of net sales during fiscal year 2013, as compared to fiscal year 2012, was due to a 110 basis point increase in merchandise margin, primarily attributable to a lower level of markdowns and reduced product costs, partially offset by a 40 basis point increase in buying and occupancy costs. The slight decrease in gross profit was driven primarily by the inclusion of a $4.3 million benefit recognized for merchandise credit breakage income in the fourth quarter of fiscal year 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $261.3 million, or 27.8% of net sales, for fiscal year 2013, as compared to $262.6 million, or 27.2% of net sales, for fiscal year 2012. The increase in selling, general, and administrative expenses as a percentage of net sales during fiscal year 2013, as compared to fiscal year 2012, was a result of increased marketing expenses and unfavorable insurance claims, partially offset by a decrease in variable-based compensation expense. During fiscal years 2013 and 2012, the Company recorded $0.5 million and $0.6 million of non-cash impairment charges in selling, general and administrative expenses, respectively, related to the impairment of store assets.

        Operating Income.    For the reasons discussed above, operating income for fiscal year 2013 was $3.1 million, or 0.3% of net sales, as compared to operating income of $2.3 million, or 0.2% of net sales, during fiscal year 2012.

        Interest Expense, Net.    Net interest expense was $0.4 million during fiscal year 2013 and fiscal year 2012.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net Income.    For the reasons discussed above, net income was $2.4 million, or 0.3% of net sales, for fiscal year 2013. This compares to net income of $2.1 million, or 0.2% of net sales, for fiscal year 2012.

Fiscal Year 2012 Compared to Fiscal Year 2011

        Net Sales.    Net sales for fiscal year 2012 increased to $966.4 million, as compared to $956.5 million for fiscal year 2011. Contributing to the increase in net sales was the 53rd week during fiscal year 2012, which represented $11.6 million of sales versus fiscal year 2011 which had 52 weeks. In addition, comparable store sales increased 0.1% for fiscal year 2012, as compared to a decrease of 3.3% for fiscal year 2011. In the comparable store base, average dollar sales per transaction decreased by 0.1%, while the number of transactions per average store increased by 0.2%, as compared to fiscal year 2011. During the fourth quarter of fiscal year 2012, the Company determined it had adequate information on historical redemption patterns for merchandise credits and utilized this to revise its estimates of redemption rates and the period over which breakage is recognized, which resulted in a $4.3 million increase in net sales and gross profit, as compared to fiscal year 2011.

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

        (Benefit) Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. The income tax provision in fiscal year 2011 is primarily due to a $2.5 million charge to income tax expense incurred during the third quarter related to an additional valuation allowance established resulting from temporary differences identified in an IRS income tax audit settlement for tax years prior to and including 2002. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net Income (Loss).    For the reasons discussed above, net income was $2.1 million, or 0.2% of net sales, for fiscal year 2012. This compares to a net loss of $38.9 million, or 4.1% of net sales, for fiscal year 2011.

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company's financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter.

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

(Amounts in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Cash and cash equivalents	$69,723	$60,933	$50,787
Working capital	$52,418	$41,055	$27,267

(Amounts in thousands)	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Net cash provided by (used in) operating activities	$27,888	$27,380	$(8,554)
Net cash used in investing activities	$(18,836)	$(17,329)	$(12,158)
Net cash (used in) provided by financing activities	$(262)	$95	$(5,893)

Net increase (decrease) in cash and cash equivalents	$8,790	$10,146	$(26,605)

Operating Activities

        Net cash provided by operating activities was $27.9 million during fiscal year 2013, as compared to net cash provided by operating activities of $27.4 million during fiscal year 2012. During fiscal year 2013, the Company increased net income versus fiscal year 2012 as a result of the successful execution of its strategic initiatives in fiscal year 2013, combined with stringent cost controls and benefits recognized from prior lease negotiations.

        Net cash provided by operating activites was $27.4 million during fiscal year 2012, as compared to net cash used in operating activities of $8.6 million during fiscal year 2011. The increase in net cash provided by operating activities during fiscal year 2012, as compared to fiscal year 2011, is primarily related to increased net income, as well as changes in inventory, accounts payable, accrued expenses, and deferred rent, partially offset by changes in accounts receivable, income taxes receivable, prepaid expenses, income taxes payable, and other assets and liabilities in fiscal year 2012.

Investing Activities

        Net cash used in investing activities was $18.8 million, $17.3 million, and $12.2 million, during fiscal year 2013, fiscal year 2012, and fiscal year 2011, respectively. Net cash used in investing activities during fiscal year 2013 reflects capital expenditures of $18.8 million, which includes $9.0 million related to non-store capital projects, which principally represent information technology to optimize the Company's omni-channel retail strategy. In addition, capital spending of $9.8 million was related to the opening of seven new Outlet stores and one New York & Company store, and the remodeling of seven existing locations during fiscal year 2013. Net cash used in investing activities during fiscal year 2012 reflects capital expenditures of $18.1 million, which includes $13.4 million related to the opening of 18 new Outlet stores and the remodeling of 13 existing stores, and $4.7 million related to non-store capital projects, which principally represent information technology enhancements, partially offset by $0.8 million of insurance recoveries. Net cash used in investing activities during fiscal year 2011 reflects capital expenditures of $12.2 million, which includes $8.0 million related to the remodeling of 11 existing stores and $4.2 million related to non-store capital projects, which principally represent information technology enhancements.

        For fiscal year 2014, capital expenditures are expected to range between $35.0 and $40.0 million, as compared to $18.8 million in fiscal year 2013. This increase reflects continued investments in the Company's information technology infrastructure, including its eCommerce website, real estate spending to support the openings of new Outlet stores and New York & Company stores, and remodels representing the Company's new 'Store of the Future' design, and approximately $14.0 million related to the Company's relocation and build-out of its new corporate headquarters in New York City. For fiscal year 2014, the Company currently expects to open between eight and 12 new Outlet stores, and approximately two New York & Company stores, remodel 10 to 15 existing locations, and close between 12 and 14 New York & Company stores, ending the year with between 503 and 509 stores, including between 59 and 63 Outlet stores.

Financing Activities

        Net cash used in financing activities was $0.3 million in fiscal year 2013, as compared to net cash provided by financing activities of $0.1 million in fiscal year 2012 and net cash used in financing activities of $5.9 million in fiscal year 2011. Net cash used in financing activities for fiscal year 2013 consisted of $0.8 million from shares withheld for payment of employee payroll taxes and $0.5 million provided by proceeds from the exercise of stock options. Net cash provided by financing activities for fiscal year 2012 consisted of $0.1 million of proceeds from the exercise of stock options. Net cash used in financing activities for fiscal year 2011 consisted of $14.0 million of proceeds from borrowings under the Company's revolving credit facility offset by the repayment of the $14.0 million of borrowings, the full repayment of the Company's outstanding term loan totaling $7.5 million, the payment of $0.6 million of financing costs related to the Third Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A., partially offset by $2.2 million of proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of February 1, 2014, the Company had availability under its revolving credit facility of $37.1 million, net of letters of credit outstanding of $11.5 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2014.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of February 1, 2014:

		Payments Due by Period(4)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Operating leases(1)(2)	$351,133	$97,339	$132,811	$61,617	$59,366
Purchase obligations(3)	86,179	80,929	5,250	—	—

Total contractual obligations	$437,312	$178,268	$138,061	$61,617	$59,366

(1)
Represents future minimum lease payments, under non-cancelable leases as of February 1, 2014. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2013, CAM charges and real estate taxes were $58.4 million and other landlord charges were $4.7 million.

(2)
On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030. Not included in the contractual obligations table above are approximately $162.0 million of cash rental obligations associated with the new corporate headquarters lease, which will be paid over the life of the lease. In addition, during fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $14.0 million.

(3)
Represents purchase orders for inventory and store construction commitments not yet received or recorded on the consolidated balance sheet, as well as contractual obligations for distribution and logistics services used in the normal course of business and fees related to the Company's collaboration with Eva Mendes.

(4)
Not included in the above table are net potential cash obligations of $3.9 million associated with unrecognized tax benefits and $2.0 million associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the unfunded pension liability, please refer to Note 12, "Income Taxes" and Note 8, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

  Commercial Commitments

          The following table summarizes the Company's commercial commitments as of February 1, 2014:

		Amount of Commitment Per Period(3)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$336	$336	$—	$—	$—
Standby letters of credit(1)(2)	11,125	11,125	—	—	—

Total commercial commitments	$11,461	$11,461	$—	$—	$—

(1)
Issued under its revolving credit facility. At February 1, 2014, there were no outstanding borrowings under this facility.

(2)
Not included in the commercial commitments table above is an $8.0 million standby letter of credit issued to the lessor in connection with the signing of the office lease for the Company's new corporate headquarters. For further information related to the Company's new corporate headquarters lease agreement, please refer to Note 15, "Subsequent Events," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company's evaluations during fiscal year 2013 resulted in non-cash charges of $0.3 million and $0.2 million during the second quarter and fourth quarter, respectively, related to the impairment of store assets. The Company's evaluations during fiscal year 2012 resulted in non-cash charges of $0.4 million and $0.2 million during the second quarter and fourth quarter, respectively, related to the impairment of store assets. The Company's evaluations during fiscal year 2011 resulted in non-cash charges of $0.9 million and $2.2 million during the second quarter and fourth quarter, respectively, related to the impairment of store assets.

        Intangible Assets.    The Company follows ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company's fiscal year 2013, fiscal year 2012 and fiscal year 2011 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

        Income Taxes.    Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of February 1, 2014 and February 2, 2013, the Company reported a valuation allowance against its deferred tax assets totaling $57.0 million and $59.7 million, respectively. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, the

Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

        For further information related to deferred tax assets and the related valuation allowance, please refer to Note 12, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Adoption of New Accounting Standards

        In July 2012, the FASB issued ASU 2012-02, which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 on February 3, 2013 did not have an impact on the Company's financial position or results of operations.

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

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The early adoption of ASU 2013-11 did not have a material impact on the Company's financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of February 1, 2014, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of February 1, 2014, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2014.

        The Company's independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear on pages 45 and 46 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2014.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2014.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2014.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2011	Sales Return Reserve	$1,666	$34,091	$34,360	$1,397
2012	Sales Return Reserve	$1,397	$36,864	$36,658	$1,603
2013	Sales Return Reserve	$1,603	$33,277	$33,461	$1,419
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2014.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 15, 2014
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 15, 2014
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 15, 2014
/s/ JILL BERAUD Jill Beraud	Director	April 15, 2014
/s/ DAVID H. EDWAB David H. Edwab	Director	April 15, 2014
/s/ JAMES O. EGAN James O. Egan	Director	April 15, 2014

Name	Title	Date

/s/ JOHN D. HOWARD John D. Howard	Director	April 15, 2014
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 15, 2014
/s/ MICHELLE PEARLMAN Michelle Pearlman	Director	April 15, 2014
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 15, 2014
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 15, 2014
/s/ EDMOND S. THOMAS Edmond S. Thomas	Director	April 15, 2014

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended February 1, 2014 and our report dated April 15, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 15, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 15, 2014

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended February 1, 2014 (52-weeks)	Fiscal year ended February 2, 2013 (53-weeks)	Fiscal year ended January 28, 2012 (52-weeks)
Net sales	$939,163	$966,434	$956,456
Cost of goods sold, buying and occupancy costs	674,793	701,613	734,838

Gross profit	264,370	264,821	221,618
Selling, general and administrative expenses	261,293	262,569	257,188

Operating income (loss)	3,077	2,252	(35,570)
Interest expense, net of interest income of $8, $17 and $38, respectively	369	360	495
Loss on modification and extinguishment of debt	—	—	144

Income (loss) before income taxes	2,708	1,892	(36,209)
Provision (benefit) for income taxes	314	(208)	2,728

Net income (loss)	$2,394	$2,100	$(38,937)

Basic earnings (loss) per share	$0.04	$0.03	$(0.64)

Diluted earnings (loss) per share	$0.04	$0.03	$(0.64)

Weighted average shares outstanding:
Basic shares of common stock	62,313	61,516	60,824

Diluted shares of common stock	63,240	62,164	60,824

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)	Fiscal year ended February 1, 2014 (52-weeks)	Fiscal year ended February 2, 2013 (53-weeks)	Fiscal year ended January 28, 2012 (52-weeks)
Net income (loss)	$2,394	$2,100	$(38,937)
Other comprehensive income (loss):
Change in minimum pension liability, net of taxes of $385, $33 and $(288), respectively	965	83	(716)

Comprehensive income (loss)	$3,359	$2,183	$(39,653)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$69,723	$60,933
Accounts receivable	7,026	8,216
Income taxes receivable	99	488
Inventories, net	83,479	80,198
Prepaid expenses	21,141	21,467
Other current assets	1,280	954

Total current assets	182,748	172,256
Property and equipment, net	83,553	97,960
Intangible assets	14,879	14,879
Deferred income taxes	6,501	6,755
Other assets	1,072	830

Total assets	$288,753	$292,680

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$75,874	$74,410
Accrued expenses	46,880	49,047
Income taxes payable	1,075	989
Deferred income taxes	6,501	6,755

Total current liabilities	130,330	131,201
Deferred rent	39,925	48,834
Other liabilities	5,283	6,393

Total liabilities	175,538	186,428
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 64,467 and 63,884 shares issued and 63,467 and 62,884 shares outstanding at February 1, 2014 and February 2, 2013, respectively	64	64
Additional paid-in capital	170,506	166,902
Retained deficit	(52,227)	(54,621)
Accumulated other comprehensive loss	(1,731)	(2,696)
Treasury stock at cost; 1,000 shares at February 1, 2014 and February 2, 2013	(3,397)	(3,397)

Total stockholders' equity	113,215	106,252

Total liabilities and stockholders' equity	$288,753	$292,680

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended February 1, 2014 (52-weeks)	Fiscal year ended February 2, 2013 (53-weeks)	Fiscal year ended January 28, 2012 (52-weeks)
Operating activities
Net income (loss)	$2,394	$2,100	$(38,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,719	34,909	38,418
Loss from impairment charges	524	556	3,055
Amortization of deferred financing costs	119	119	167
Write-off of unamortized deferred financing costs	—	—	144
Share-based compensation expense	3,866	3,869	3,719
Changes in operating assets and liabilities:
Accounts receivable	1,190	(947)	2,487
Income taxes receivable	389	(11)	50
Inventories, net	(3,281)	1,130	734
Prepaid expenses	326	(410)	(350)
Accounts payable	1,464	2,113	(1,314)
Accrued expenses	(2,167)	(3,415)	(9,210)
Income taxes payable	86	(2,075)	2,804
Deferred rent	(8,909)	(8,293)	(9,735)
Other assets and liabilities	(832)	(2,265)	(586)

Net cash provided by (used in) operating activities	27,888	27,380	(8,554)
Investing activities
Capital expenditures	(18,836)	(18,144)	(12,158)
Insurance recoveries	—	815	—

Net cash used in investing activities	(18,836)	(17,329)	(12,158)
Financing activities
Proceeds from borrowings under revolving credit facility	—	—	14,000
Repayment of borrowings under revolving credit facility	—	—	(14,000)
Repayment of debt	—	—	(7,500)
Payment of financing costs	—	—	(595)
Proceeds from exercise of stock options	510	95	2,202
Shares withheld for payment of employee payroll taxes	(772)	—	—

Net cash (used in) provided by financing activities	(262)	95	(5,893)
Net increase (decrease) in cash and cash equivalents	8,790	10,146	(26,605)
Cash and cash equivalents at beginning of period	60,933	50,787	77,392

Cash and cash equivalents at end of period	$69,723	$60,933	$50,787

Cash paid during the period for interest	$259	$258	$396

Cash paid during the period for taxes	$403	$2,289	$457

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 29, 2011	60,197	$60	1,000	$(3,397)	$157,021	$(17,784)	$(2,063)	$133,837
Stock options exercised	1,419	2	—	—	2,200	—	—	2,202
Restricted stock issued	667	—	—	—	—	—	—	—
Restricted stock forfeits	(230)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,719	—	—	3,719
Net loss	—	—	—	—	—	(38,937)	—	(38,937)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(716)	(716)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(39,653)

Balance at January 28, 2012	62,053	$62	1,000	$(3,397)	$162,940	$(56,721)	$(2,779)	$100,105
Issuance of common stock upon exercise of stock options and stock appreciation rights	362	2	—	—	93	—	—	95
Restricted stock issued	469	—	—	—	—	—	—	—
Restricted stock forfeits	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,869	—	—	3,869
Net income	—	—	—	—	—	2,100	—	2,100
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	83	83

Comprehensive income, net of tax	—	—	—	—	—	—	—	2,183

Balance at February 2, 2013	62,884	$64	1,000	$(3,397)	$166,902	$(54,621)	$(2,696)	$106,252
Issuance of common stock upon exercise of stock options and stock appreciation rights	300	—	—	—	510	—	—	510
Restricted stock issued and vesting of units	651	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(368)	—	—	—	(772)	—	—	(772)
Share-based compensation expense	—	—	—	—	3,866	—	—	3,866
Net income	—	—	—	—	—	2,394	—	2,394
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	965	965

Comprehensive income, net of tax	—	—	—	—	—	—	—	3,359

Balance at February 1, 2014	63,467	$64	1,000	$(3,397)	$170,506	$(52,227)	$(1,731)	$113,215

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

February 1, 2014

1. Organization and Basis of Presentation of Financial Statements

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of February 1, 2014, the Company operated 507 stores in 43 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended February 1, 2014 ("fiscal year 2013"), 53-weeks ended February 2, 2013 ("fiscal year 2012"), and the 52-weeks ended January 28, 2012 ("fiscal year 2011"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The early adoption of ASU 2013-11 did not have a material impact on the Company's financial position or results of operations.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating income (loss) or net income (loss) in any period presented.

Revenue Recognition

        Revenue from the sale of merchandise at the Company's stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift cards and merchandise credits is recognized at redemption. Prior to their redemption, gift cards and merchandise credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. The Company presents sales taxes collected from customers on a net basis (excluded from revenues).

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue, if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws. The Company recognizes gift card and merchandise credit breakage as revenue as they each are redeemed over a two-year redemption period based on their respective historical breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns.

        During fiscal year 2013, fiscal year 2012 and fiscal year 2011 the Company recorded breakage revenue for gift cards and merchandise credits of $1.1 million, $5.1 million, and $0.6 million, respectively. Included in the $5.1 million of breakage revenue in fiscal year 2012 is $4.3 million of breakage revenue, which resulted from the Company revising its estimates of redemption rates and the period over which breakage is recognized for merchandise credits based on historical redemption patterns.

Reserve for Returns

        The Company reserves for sales returns through reductions in sales and gross margin based upon historical merchandise returns experience and current sales levels.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash in banks, cash on-hand, and all short-term investments with an original maturity of three months or less when purchased.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

2. Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method.

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At February 1, 2014 and February 2, 2013, the deferred lease liability was $39.9 million and $48.8 million, respectively, and is reported as "Deferred rent" on the consolidated balance sheets.

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

February 1, 2014

2. Summary of Significant Accounting Policies (Continued)

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in "Selling, general, and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2013	$31,137
2012	$30,413
2011	$26,587

        At February 1, 2014 and February 2, 2013, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $1.7 million and $1.9 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. At February 1, 2014 and February 2, 2013, net deferred financing costs were $0.3 million and $0.4 million, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the Company's revolving credit facility, amortization of deferred financing costs, and historically, long-term debt.

Impairment of Long-lived Assets

        The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

2. Summary of Significant Accounting Policies (Continued)

cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

Intangible Assets

        The Company follows ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company's fiscal year 2013, fiscal year 2012 and fiscal year 2011 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

2. Summary of Significant Accounting Policies (Continued)

other comprehensive loss in the consolidated financial statements included in this Annual Report on Form 10-K.

Earnings (Loss) Per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands, except per share amounts)
Net income (loss)	$2,394	$2,100	$(38,937)

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	62,313	61,516	60,824

Basic earnings (loss) per share	$0.04	$0.03	$(0.64)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	62,313	61,516	60,824
Plus impact of share-based awards	927	648	—

Diluted shares of common stock	63,240	62,164	60,824

Diluted earnings (loss) per share	$0.04	$0.03	$(0.64)

        The calculation of diluted earnings (loss) per share for fiscal year 2013, fiscal year 2012, and fiscal year 2011 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Stock options	329	957	1,381
Stock appreciation rights(1)	1,808	3,266	2,072
Restricted stock and units	118	492	441

Total anti-dilutive shares	2,255	4,715	3,894

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

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

        The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 92% of purchases in fiscal year 2013. The Company utilizes three major apparel vendors, which together represented approximately 74% of the Company's merchandise purchases during fiscal year 2013; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

5. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at February 1, 2014 and February 2, 2013 was $1.0 million and $1.2 million, respectively. The Company does not have any off-balance sheet arrangements with credit exposure.

6. Property and Equipment

        Property and equipment at February 1, 2014 and February 2, 2013 consist of the following:

	February 1, 2014	February 2, 2013
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	165,822	164,105
Office furniture, fixtures, and equipment	18,808	17,933
Leasehold improvements	170,293	173,903
Software	37,870	35,799
Construction in progress	8,164	2,675

Total	401,074	394,532
Less accumulated depreciation	317,521	296,572

Property and equipment, net	$83,553	$97,960

        Depreciation expense amounted to $32.7 million, $34.9 million and $38.4 million for fiscal year 2013, fiscal year 2012 and fiscal year 2011, respectively.

        During the second quarter and fourth quarter of fiscal year 2013, the Company recorded non-cash impairment charges of $0.3 million and $0.2 million, respectively, related to store assets. During the second quarter and fourth quarter of fiscal year 2012, the Company recorded non-cash impairment charges of $0.4 million and $0.2 million, respectively, related to store assets. During the second quarter and fourth quarter of fiscal year 2011, the Company recorded non-cash impairment charges of $0.9 million and $2.2 million, respectively, related to store assets. The Company reported these impairment charges in fiscal year 2013, fiscal year 2012 and fiscal year 201l in "Selling, general and administrative expenses" on the Company's consolidated statement of operations. The Company classifies long-lived store assets within level 3 of the fair value hierarchy as defined in ASC 820.

7. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various non-cancelable operating leases expiring in various years through 2026. Leases on retail business locations typically specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

7. Commitments and Contingencies (Continued)

based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and some provide renewal options at rates specified in the leases.

        A summary of rent expense is as follows:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Fixed minimum rentals	$85,423	$86,538	$90,123
Contingent rentals	4,049	4,605	6,961

Total store rentals	89,472	91,143	97,084
Office space rentals	5,280	5,320	5,400
Equipment rentals	862	698	1,064

Total rental expense	$95,614	$97,161	$103,548

Sublease rental income	$29	$72	$277

        As of February 1, 2014 the aggregate minimum rent commitments under non-cancelable operating leases are as follows:

Fiscal Year	Fixed Minimum Rent
(Amounts in thousands)
2014	$97,339
2015	76,964
2016	55,847
2017	38,168
2018	23,449
Thereafter	59,366

Total	$351,133

        The minimum lease payments above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2013, CAM charges and real estate taxes were $58.4 million and other landlord charges were $4.7 million.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030. For further information related to the Company's new corporate headquarters lease agreement, please refer to Note 15, "Subsequent Events," in these Notes to Consolidated Financial Statements.

        As of February 1, 2014, the Company had open purchase commitments for inventory totaling approximately $76.9 million.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

7. Commitments and Contingencies (Continued)

Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8. Employee Benefit Plans

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

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2013	$1,737
2012	$1,793
2011	$1,885

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 9% of the Company's workforce at February 1, 2014. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing approximately $0.7 million to the plan during fiscal year 2014. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2013	Fiscal Year 2012
Equity securities	67%	64%
Fixed income	32%	34%
Cash and cash equivalents	1%	2%

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

8. Employee Benefit Plans (Continued)

        The Company's investment policy generally targets 65% to 70% in equity securities and 30% to 35% in fixed income.

        The fair values of the pension plan assets at February 1, 2014, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 1, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$4,174	$4,174	$—	$—
International common stocks	519	—	519	—
Fixed income securities:
U.S. treasury/government bonds	1,159	—	1,159	—
U.S. corporate bonds	955	—	955	—
U.S. mortgage-backed securities	108	—	108	—
Cash and cash equivalents:
Cash equivalents	78	—	78	—

Total	$6,993	$4,174	$2,819	$—

        The fair values of the pension plan assets at February 2, 2013, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 2, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,886	$3,886	$—	$—
International common stocks	450	—	450	—
Fixed income securities:
U.S. corporate bonds	1,161	—	1,161	—
U.S. mortgage-backed securities	1,084	—	1,084	—
Cash and cash equivalents:
Cash equivalents	102	—	102	$—

Total	$6,683	$3,886	$2,797	$—

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

8. Employee Benefit Plans (Continued)

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2013	Fiscal Year 2012
Discount rate	4.30%	3.90%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Discount rate	3.90%	4.50%	5.20%
Long-term rate of return on assets	8.00%	8.00%	8.00%

        The measurement dates for fiscal year 2013 and fiscal year 2012 are February 1, 2014 and February 2, 2013, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$9,810	$9,705
Service cost	347	340
Interest	360	408
Actuarial (gain) loss	(738)	114
Benefits paid	(793)	(757)

Benefit obligation, end of period	$8,986	$9,810

Change in plan assets:
Fair value of plan assets, beginning of period	$6,683	$6,065
Actual return on plan assets	557	491
Benefits paid	(793)	(757)
Employer contributions	546	884

Fair value of plan assets, end of period	$6,993	$6,683

Funded status	$(1,993)	$(3,127)
Unrecognized net actuarial loss	3,043	4,023
Unrecognized prior service credit	(188)	(203)

Net amount recognized	$862	$693

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(1,993)	$(3,127)
Accumulated other comprehensive loss	2,855	3,820

Net amount recognized	$862	$693

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

8. Employee Benefit Plans (Continued)

        At February 1, 2014 and February 2, 2013, the Company reported a minimum pension liability of $2.0 million and $3.1 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at February 1, 2014 is a net loss of $0.1 million that is expected to be recognized in net periodic benefit cost during fiscal year 2014.

        Net periodic benefit cost includes the following components:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Service cost	$347	$340	$339
Interest cost	360	408	454
Expected return on plan assets	(517)	(486)	(499)
Amortization of unrecognized losses	201	208	131
Amortization of prior service credit	(15)	(15)	(15)

Net periodic benefit cost	$376	$455	$410

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2014	$816
2015	797
2016	764
2017	731
2018	697
2019-2023	3,025

Total	$6,830

9. Share-Based Compensation

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

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the "2002 Plan") to become effective on October 13, 2004. Upon stockholder approval of the 2006

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

9. Share-Based Compensation (Continued)

Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006; all other new incentive awards are to be granted under the Amended and Restated 2006 Plan. As of November 27, 2012, the 2002 Plan expired and no new awards may be issued from the 2002 Plan.

        Under the Amended and Restated 2006 Plan, the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and the term and conditions of any award pursuant to the Amended and Restated 2006 Plan. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions for all share-based awards, are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding and are available for issuance at February 1, 2014 amounted to 1,896,312.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

9. Share-Based Compensation (Continued)

        A summary of the Company's stock options and SARs outstanding as of February 1, 2014 and activity for fiscal year 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	4,350	$4.11
Granted	1,467	5.23
Exercised	(541)	3.05
Forfeited	(743)	4.26
Expired	(45)	7.26

Outstanding, end of period(1)	4,488	$4.55	7.2	$2,096

Exercisable, end of period	1,861	$4.15	5.2	$1,185

(1)
There were 769,041 stock options and 3,718,918 SARs outstanding as of February 1, 2014, of which 638,041 stock options and 1,222,600 SARs were vested. The non-vested stock options and SARs outstanding at February 1, 2014 vest subject to the passage of time through fiscal year 2017.

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2013 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SAR holders had all option and SAR holders exercised their options and SARs on February 1, 2014. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2013, fiscal year 2012 and fiscal year 2011 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options and SARs exercised) was $1.4 million, $1.2 million and $7.6 million, respectively.

        In accordance with ASC 718, for compensation expense purposes, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2013, fiscal year 2012 and fiscal year 2011 was $2.64, $2.17 and $3.62, respectively. The total fair value of share-based awards that vested during fiscal year 2013, fiscal year 2012 and fiscal year 2011 was $4.6 million, $2.3 million and $1.7 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

9. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Expected volatility	65.1%	86.8%	84.1%
Expected life	4.1 years	3.8 years	4.5 years
Risk-free interest rate	1.51%	0.78%	1.89%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock and unit awards outstanding at February 1, 2014 and activity for fiscal year 2013:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at February 2, 2013	1,149	$4.43
Granted	705	$5.08
Vested	(594)	$4.29
Forfeited	(355)	$5.63

Nonvested at February 1, 2014	905	$4.56

        The fair value of restricted stock and units is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Each vested stock unit is convertible into one share of the Company's common stock. The non-vested shares outstanding at February 1, 2014 vest subject to the passage of time through fiscal year 2017.

        Total share-based compensation expense attributable to all share-based awards was $3.9 million, $3.9 million and $3.7 million in fiscal year 2013, fiscal year 2012 and fiscal year 2011, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $1.5 million, $1.6 million and $1.5 million in fiscal year 2013, fiscal year 2012 and fiscal year 2011, respectively. The tax benefit recognized in fiscal year 2013, fiscal year 2012 and fiscal year 2011 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. In addition, as a result of the deferred tax valuation allowance, the Company did not recognize an excess benefit related to the exercise of options during fiscal year

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

9. Share-Based Compensation (Continued)

2013, fiscal year 2012 and fiscal year 2011. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in these Notes to Consolidated Financial Statements. Unamortized share-based compensation expense at February 1, 2014 was $7.0 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.7 years.

10. Accrued Expenses

        Accrued expenses consist of the following:

	February 1, 2014	February 2, 2013
	(Amounts in thousands)
Gift cards and merchandise credits	$12,062	$12,188
Compensation and benefits	9,646	9,202
Other taxes	5,824	7,317
Construction in progress	1,697	1,590
Occupancy and related	1,584	2,855
Insurance	1,131	1,546
Other accrued expenses	14,936	14,349

Total accrued expenses	$46,880	$49,047

11. Long-Term Debt and Credit Facilities

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

        Under the terms of the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

11. Long-Term Debt and Credit Facilities (Continued)

between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation that is based on the application of specified advance rates against inventory and certain other eligible assets. As of February 1, 2014, the Company had availability under its revolving credit facility of $37.1 million, net of letters of credit outstanding of $11.5 million, as compared to availability of $33.4 million, net of letters of credit outstanding of $12.0 million, as of February 2, 2013.

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

12. Income Taxes

        Income tax expense (benefit) consists of:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Federal:
Current	$(439)	$(180)	$2,280
Deferred	—	—	43
State and Local:
Current	753	(28)	394
Deferred	—	—	11

	$314	$(208)	$2,728

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

12. Income Taxes (Continued)

        The components of items giving rise to the net deferred income tax (liabilities) assets recognized in the Company's consolidated balance sheets are as follows:

	February 1, 2014		February 2, 2013
	Current	Non-current	Current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$8,414	$6,939	$8,531	$8,194
Inventory	1,100	—	153	—
Fixed assets and intangible assets	—	19,819	—	18,545
Net operating loss	—	18,548	—	21,416
Other assets	—	9,759	—	10,576

Subtotal	9,514	55,065	8,684	58,731
Valuation allowance	(8,391)	(48,564)	(7,685)	(51,976)

Total deferred income tax assets	$1,123	$6,501	$999	$6,755

Deferred income tax liabilities:
Accrued expenses	$—	$—	$—	$—
Prepaid costs	(7,624)	—	(7,730)	—
Inventory	—	—	(24)	—

Total deferred income tax liabilities	$(7,624)	$—	$(7,754)	$—

Net deferred tax (liabilities) assets	$(6,501)	$6,501	$(6,755)	$6,755

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made.

        As of February 1, 2014, the Company had $252.2 million of various state net operating loss carryforwards and $47.7 million of federal net operating loss carryforwards.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

12. Income Taxes (Continued)

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$5,146	FY2012	13
2/2/2008	50,698	FY2013	14
1/31/2009	13,481	FY2014	15
1/30/2010	30,264	FY2015	1 to 16
1/29/2011	47,229	FY2016	2 to 17
1/28/2012	38,186	FY2017	3 to 18
2/2/2013	30,184	FY2018	4 to 19
2/1/2014	37,060	FY2019	5 to 20

	$252,248

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/29/2011	$23,848	FY2031	17
1/28/2012	23,897	FY2032	18

	$47,745

        A reconciliation of the statutory federal income tax expense (benefit) is as follows:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Statutory 35% federal tax	$947	$663	$(12,674)
State and local income taxes, net of federal income tax benefit	2,710	(724)	(1,914)
Federal tax credit	(270)	(157)	(802)
Basis adjustment	(784)	(1,505)	—
Permanent difference	273	183	345
Alternative minimum tax	220	—	—
Federal unrecognized tax benefit	(444)	19	31
Valuation allowance	(2,322)	1,328	18,043
Other, net	(16)	(15)	(301)

Income tax expense (benefit)	$314	$(208)	$2,728

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

12. Income Taxes (Continued)

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2009. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2009.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$4,449	$1,617	$2,198
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	78	3,120	1,474
Reductions for tax positions of prior years	—	(23)	(575)
Settlements	—	—	(651)
Reductions for lapse of statute of limitations	(644)	(265)	(829)

Unrecognized tax benefits at end of period	$3,883	$4,449	$1,617

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2013, fiscal year 2012 and fiscal year 2011, the Company recorded a net benefit for interest and penalties in the consolidated statements of operations of $0.2 million, $0.1 million, and $0.2 million, respectively. At February 1, 2014 and February 2, 2013, the Company had accrued $0.2 million and $0.4 million, respectively, for the potential payment of interest and penalties. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months.

13. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At February 1, 2014 and February 2, 2013, there were no shares of preferred stock outstanding.

14. Quarterly Results

        The following tables set forth the Company's quarterly consolidated statements of operations data for the last eight fiscal quarters and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

February 1, 2014

14. Quarterly Results (Continued)

statements and includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary to present fairly the financial information for the quarters presented.

	Fiscal Year 2013				Fiscal Year 2012
	Quarter ended				Quarter ended
Statements of Operations data	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
	(Amounts in thousands, except per share data)
Net sales	$227,483	$223,050	$217,626	$271,004	$227,736	$227,690	$219,250	$291,758
Gross profit	$66,334	$60,002	$60,988	$77,046	$64,550	$57,719	$60,927	$81,625
Operating income (loss)	$1,217	$(2,243)	$(3,119)	$7,222	$(76)	$(4,403)	$(3,819)	$10,550
Net income (loss)	$1,594	$(2,709)	$(3,434)	$6,943	$(211)	$(4,330)	$(3,839)	$10,480
Basic earnings (loss) per share of common stock	$0.03	$(0.04)	$(0.05)	$0.11	$—	$(0.07)	$(0.06)	$0.17

Diluted earnings (loss) per share of common stock	$0.03	$(0.04)	$(0.05)	$0.11	$—	$(0.07)	$(0.06)	$0.17

Weighted average shares outstanding:
Basic shares of common stock	61,970	62,279	62,491	62,512	61,302	61,437	61,583	61,742

Diluted shares of common stock	62,704	62,279	62,491	63,251	61,302	61,437	61,583	62,341

	Fiscal Year 2013				Fiscal Year 2012
	Quarter ended				Quarter ended
(as a % of net sales)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	29.2%	26.9%	28.0%	28.4%	28.3%	25.3%	27.8%	28.0%
Operating income (loss)	0.5%	(1.0)%	(1.4)%	2.7%	—%	(1.9)%	(1.7)%	3.6%
Net income (loss)	0.7%	(1.2)%	(1.6)%	2.6%	(0.1)%	(1.9)%	(1.8)%	3.6%

15. Subsequent Events

        In accordance with FASB ASC 855, "Subsequent Events," the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of February 1, 2014. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030. In connection with the signing of the new corporate office lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $14.0 million. Total cash rental obligations to be paid over the life of the lease are approximately $162.0 million.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.†††††
10.3	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.4	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.5	Employment Letter, dated as of June 28, 2012, between New York & Company, Inc. and Laura Weil.(e)
10.6	Amendment No. 1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.†††††
10.7	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.8
Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.9
Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.††††
10.10
Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.††††

Exhibit No.	Description
10.11	Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.††††
10.12
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.†††††
10.13
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.(a)
10.14
Third Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of August 10, 2011.(b)
10.15
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
10.16
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
10.18
Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Jasmine Company, Inc. in favor of Wachovia Bank, National Association, as Agent for itself and the other Lender named in the Second Amended and Restated Loan and Security Agreement, dated as of August 22, 2007.(a)
10.19
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
10.24	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.25	Form of Amended and Restated 2006 Long-Term Incentive Plan, as amended and restated on June 22, 2011, approved by the Company's Stockholders on June 22, 2011.***
21.1	Subsidiaries of the Registrant.†††††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2014.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2014.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 15, 2014.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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