Form 10-Q
period 2014-05-03
New York & Company, Inc.
filed 2014-06-12
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 3, 2014
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

        As of May 30, 2014, the registrant had 63,651,898 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 3, 2014	Three months ended May 4, 2013
Net sales	$219,593	$227,483
Cost of goods sold, buying and occupancy costs	157,389	161,149

Gross profit	62,204	66,334
Selling, general and administrative expenses	62,143	65,117

Operating income	61	1,217
Interest expense, net of interest income of $1 and $2, respectively	84	89

(Loss) income before income taxes	(23)	1,128
Provision (benefit) for income taxes	259	(466)

Net (loss) income	$(282)	$1,594

Basic (loss) earnings per share	$(0.00)	$0.03

Diluted (loss) earnings per share	$(0.00)	$0.03

Weighted average shares outstanding:
Basic shares of common stock	62,638	61,970

Diluted shares of common stock	62,638	62,704

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)	Three months ended May 3, 2014	Three months ended May 4, 2013
Comprehensive (loss) income	$(236)	$1,642

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 3, 2014	February 1, 2014	May 4, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,486	$69,723	$39,471
Accounts receivable	13,581	7,026	14,607
Income taxes receivable	99	99	484
Inventories, net	93,162	83,479	84,701
Prepaid expenses	22,261	21,141	22,287
Other current assets	1,237	1,280	1,011

Total current assets	177,826	182,748	162,561
Property and equipment, net	79,668	83,553	91,944
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,774	6,501	6,695
Other assets	1,034	1,072	798

Total assets	$280,181	$288,753	$276,877

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$72,686	$75,874	$66,227
Accrued expenses	42,703	46,880	41,563
Income taxes payable	648	1,075	610
Deferred income taxes	6,774	6,501	6,695

Total current liabilities	122,811	130,330	115,095
Deferred rent	37,946	39,925	47,085
Other liabilities	5,169	5,283	5,924

Total liabilities	165,926	175,538	168,104
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 64,558, 64,467 and 64,106 shares issued and 63,558, 63,467, and 63,106 shares outstanding at May 3, 2014, February 1, 2014, and May 4, 2013, respectively	65	64	64
Additional paid-in capital	171,781	170,506	167,781
Retained deficit	(52,509)	(52,227)	(53,027)
Accumulated other comprehensive loss	(1,685)	(1,731)	(2,648)
Treasury stock at cost; 1,000 shares at May 3, 2014, February 1, 2014 and May 4, 2013	(3,397)	(3,397)	(3,397)

Total stockholders' equity	114,255	113,215	108,773

Total liabilities and stockholders' equity	$280,181	$288,753	$276,877

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 3, 2014	Three months ended May 4, 2013
Operating activities
Net (loss) income	$(282)	$1,594
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,896	9,012
Loss from impairment charges	358	—
Amortization of deferred financing costs	30	30
Share-based compensation expense	1,266	1,057
Changes in operating assets and liabilities:
Accounts receivable	(6,555)	(6,391)
Income taxes receivable	—	4
Inventories, net	(9,683)	(4,503)
Prepaid expenses	(1,120)	(820)
Accounts payable	(3,188)	(8,183)
Accrued expenses	(4,177)	(7,484)
Income taxes payable	(427)	(379)
Deferred rent	(1,979)	(1,749)
Other assets and liabilities	(17)	(702)

Net cash used in operating activities	(18,878)	(18,514)

Investing activities
Capital expenditures	(3,369)	(2,996)

Net cash used in investing activities	(3,369)	(2,996)

Financing activities
Proceeds from exercise of stock options	128	48
Shares withheld for payment of employee payroll taxes	(118)	—

Net cash provided by financing activities	10	48

Net decrease in cash and cash equivalents	(22,237)	(21,462)
Cash and cash equivalents at beginning of period	69,723	60,933

Cash and cash equivalents at end of period	$47,486	$39,471

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of May 3, 2014, the Company operated 506 stores in 43 states.

        The condensed consolidated financial statements as of May 3, 2014 and May 4, 2013 and for the 13 weeks ("three months") ended May 3, 2014 and May 4, 2013 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 1, 2014 ("fiscal year 2013"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 15, 2014. The 52-week fiscal year ending January 31, 2015 is referred to herein as "fiscal year 2014." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

        Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating income or net income in the prior year period presented.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard and its impact on the Company's financial position and results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2014

(Unaudited)

3. Earnings Per Share

        Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted (loss) earnings per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. A reconciliation between basic and diluted (loss) earnings per share is as follows:

	Three months ended May 3, 2014	Three months ended May 4, 2013
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(282)	$1,594
Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	62,638	61,970

Basic (loss) earnings per share	$(0.00)	$0.03

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	62,638	61,970
Plus impact of share-based awards	—	734

Diluted shares of common stock	62,638	62,704

Diluted (loss) earnings per share	$(0.00)	$0.03

        The calculation of diluted (loss) earnings per share for the three months ended May 3, 2014 and May 4, 2013 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended May 3, 2014	Three months ended May 4, 2013
	(Amounts in thousands)
Stock options	568	550
Stock appreciation rights(1)	3,019	2,701
Restricted stock and units	364	109

Total anti-dilutive shares	3,951	3,360

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2014

(Unaudited)

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $1.3 million and $1.1 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

        During the three months ended May 3, 2014, 39,452 shares of common stock were issued upon exercise of previously issued stock options and SARs.

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

        The plan provides retirement benefits for union employees who have attained the age of 21 and completed 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended May 3, 2014	Three months ended May 4, 2013
	(Amounts in thousands)
Service cost	$87	$85
Interest cost	90	102
Expected return on plan assets	(129)	(122)
Amortization of unrecognized losses	50	52
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$94	$113

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive (loss) income reported on the Company's condensed consolidated statements of comprehensive (loss) income includes net (loss) income and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2014

(Unaudited)

5. Pension Plan (Continued)

operations for the three months ended May 3, 2014 and May 4, 2013 was $46,000 and $48,000, respectively. As of February 1, 2014, the Company reported a minimum pension liability of $2.0 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2009. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2009.

        At February 1, 2014, the Company reported a total liability for unrecognized tax benefits of $3.9 million, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of May 3, 2014, the Company's valuation allowance against its deferred tax assets was $57.0 million.

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

        Under the Loan Agreement, the revolving loans under the credit facility bear interest, at the Company's option, either at a floating rate equal to the Eurodollar rate plus a margin of between 1.75% and 2.00% per year for Eurodollar rate loans or a floating rate equal to the Prime rate plus a

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2014

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

margin of between 0.75% and 1.00% per year for Prime rate loans, depending upon the Company's Average Compliance Excess Availability (as defined in the Loan Agreement). The Company pays the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.875% and 1.00% per year and on standby letters of credit at a rate of between 1.75% and 2.00% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on the unused commitments under the revolving credit facility at a rate of 0.375% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 3, 2014, the Company had availability under its revolving credit facility of $55.2 million, net of letters of credit outstanding of $19.3 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014, and $60.9 million, net of letters of credit outstanding of $11.3 million, as of May 4, 2013.

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

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 3, 2014

(Unaudited)

8. Fair Value Measurements (Continued)

Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. At May 3, 2014, the Company's evaluation resulted in non-cash charges of $0.4 million related to the impairment of store assets. At May 4, 2013, the Company's evaluation did not result in any impairment charges.

9. Other Events

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030. In connection with the signing of the new corporate headquarters lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $14.0 million. Total cash rental obligations to be paid over the life of the lease are approximately $162.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to those discussed under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q and the risks and uncertainties as described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, as filed on April 15, 2014.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of May 3, 2014, the Company operated 506 stores in 43 states.

        The Company remained focused on each of its strategic initiatives for fiscal year 2014, as the Company is dedicated to accomplishing the following: driving top line and comparable store sales growth in each channel of its business; increasing brand awareness and driving traffic to stores by attracting new customers and engaging existing customers; and growing the Company brand through key merchandise initiatives. In support of these strategic initiatives, the Company is opening new Outlet stores and optimizing its existing real estate portfolio to maximize sales and profitability. Furthermore, the Company believes its omni-channel retail initiatives and the recent upgrade of its eCommerce website will continue to drive traffic and increase sales across both store and eCommerce channels. In addition, the Company remains focused on its key merchandise initiatives and core sub-brands—including the 7th Avenue Suiting, Love NY&C, Soho Jeans, and Eva Mendes Collections—and will continue to grow the pant and denim categories.

        In September 2013, the Company launched its Eva Mendes Collection in select New York & Company stores and online, which had a positive debut. The Company has since expanded the Eva Mendes Collection and features it across the majority of the New York & Company store base. The Company believes that the marketing and publicity around the Eva Mendes Collection continues to broaden awareness and interest in the New York & Company brand, building the strength of the brand.

        Net sales for the three months ended May 3, 2014 were $219.6 million, as compared to $227.5 million for the three months ended May 4, 2013. This includes the impact of 12 fewer stores in operation at the beginning of fiscal year 2014 versus the beginning of the first quarter last year, as a result of the Company's on-going real estate optimization strategy. Comparable store sales decreased 2.2% for the three months ended May 3, 2014, as compared to a decrease of 2.0% for the three months ended May 4, 2013. Net loss for the three months ended May 3, 2014 was $0.3 million, or breakeven per diluted share. This compares to net income of $1.6 million, or $0.03 per diluted share, for the three months ended May 4, 2013.

        Capital spending for the three months ended May 3, 2014 was $3.4 million, as compared to $3.0 million for the three months ended May 4, 2013. During the three months ended May 3, 2014, the Company opened two New York & Company Outlet stores and remodeled one existing location representing its new "Store of the Future" design. In addition, the Company continues to invest in its information technology infrastructure, primarily relating to the implementation of its omni-channel strategy and the continuing upgrade of its eCommerce website and mobile capabilities.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030. For further information related to the new corporate headquarters lease, please refer to Note 9, "Other Events" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 3, 2014 and May 4, 2013:

As a % of net sales	Three months ended May 3, 2014	Three months ended May 4, 2013
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.7%	70.8%

Gross profit	28.3%	29.2%
Selling, general and administrative expenses	28.3%	28.7%

Operating income	—%	0.5%
Interest expense, net	—%	—%

(Loss) income before income taxes	—%	0.5%
Provision (benefit) for income taxes	0.1%	(0.2)%

Net (loss) income	(0.1)%	0.7%

Selected operating data:	Three months ended May 3, 2014	Three months ended May 4, 2013
	(Dollars in thousands, except square foot data)
Comparable store sales decrease	(2.2)%	(2.0)%
Net sales per average selling square foot(1)	$83	$84
Net sales per average store(2)	$433	$438
Average selling square footage per store(3)	5,193	5,236

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 3, 2014		Three months ended May 4, 2013
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	507	2,637,074	519	2,725,273
New stores	2	7,560	1	3,236
Closed stores	(3)	(11,773)	(1)	(5,756)
Net impact of remodeled stores on selling square feet	—	(5,399)	—	(5,465)

Stores open, end of period	506	2,627,462	519	2,717,288

Three months ended May 3, 2014 Compared to Three months ended May 4, 2013

        Net Sales.    Net sales for the three months ended May 3, 2014 decreased 3.5% to $219.6 million, as compared to $227.5 million for the three months ended May 4, 2013. The decrease in net sales during the three months ended May 3, 2014, as compared to the three months ended May 4, 2013, reflects the impact of 12 fewer stores in operation at the beginning of fiscal year 2014, as a result of the Company's ongoing real estate optimization strategy. Comparable store sales decreased 2.2% for the three months ended May 3, 2014, as compared to a decrease of 2.0% for the three months ended May 4, 2013. In the comparable store base, average dollar sales per transaction increased by 1.0%, and the number of transactions per average store decreased 3.1%, as compared to the same period last year. During the three months ended May 3, 2014, net sales from the Company's eCommerce and Outlet channels grew to 11.0% and 9.9%, respectively, of total net sales, as compared to 9.4% and 8.5%, respectively, of total net sales during the three months ended May 4, 2013.

        Gross Profit.    Gross profit for the three months ended May 3, 2014 decreased to $62.2 million, or 28.3% of net sales, as compared to $66.3 million, or 29.2% of net sales, for the three months ended May 4, 2013. The decline in gross profit as a percentage of net sales during the three months ended May 3, 2014, as compared to the three months ended May 4, 2013, was primarily the result of a 60 basis point decrease in merchandise margin driven largely by increased shipping costs associated with the Company's growing eCommerce business and expanding omni-channel capabilities, partially offset by a slight reduction in markdowns. In addition, buying and occupancy costs as a percentage of net sales increased 30 basis points primarily due to deleveraging resulting from the decrease in net sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $62.1 million, or 28.3% of net sales, for the three months ended May 3, 2014, as compared to $65.1 million, or 28.7% of net sales, for the three months ended May 4, 2013. The decrease in selling, general and administrative expenses during the three months ended May 3, 2014, as compared to the three months ended May 4, 2013, was primarily due to a decrease in variable-based compensation expense, combined with reductions in store selling expenses and certain general and administrative expenses as management responded to softer than anticipated sales, partially offset by a slight increase in marketing expenses.

        Operating Income.    For the reasons discussed above, operating income for the three months ended May 3, 2014 was $0.1 million, as compared to operating income of $1.2 million for the three months ended May 4, 2013.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended May 3, 2014 and the three months ended May 4, 2013.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended May 3, 2014 was $0.3 million, as compared to a benefit of $0.5 million for the three months ended May 4, 2013.

        Net (Loss) Income.    For the reasons discussed above, net loss for the three months ended May 3, 2014 was $0.3 million, or breakeven per diluted share, as compared to net income of $1.6 million, or $0.03 per diluted share, for the three months ended May 4, 2013.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of May 3, 2014.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 3, 2014	February 1, 2014	May 4, 2013
	(Amounts in thousands)
Cash and cash equivalents	$47,486	$69,723	$39,471
Working capital	$55,015	$52,418	$47,466

	Three months ended May 3, 2014	Three months ended May 4, 2013
	(Amounts in thousands)
Net cash used in operating activities	$(18,878)	$(18,514)
Net cash used in investing activities	$(3,369)	$(2,996)
Net cash provided by financing activities	$10	$48

Net decrease in cash and cash equivalents	$(22,237)	$(21,462)

Operating Activities

        Net cash used in operating activities was $18.9 million for the three months ended May 3, 2014, as compared to $18.5 million for the three months ended May 4, 2013. Net cash used in operating activities during the three months ended May 3, 2014 was essentially flat, as compared to the three months ended May 4, 2013, reflecting a decrease in net income, offset by fluctuations in operating assets and liabilities. This was primarily due to continued focus on the Company's strategic initiatives, combined with stringent cost controls, offset by the effects of decreased net sales.

Investing Activities

        Net cash used in investing activities was $3.4 million for the three months ended May 3, 2014, as compared to $3.0 million for the three months ended May 4, 2013. Net cash used in investing activities during the three months ended May 3, 2014 reflects $3.1 million related to the opening of two new Outlet stores and the remodeling of one existing location, and $0.3 million related to non-store capital projects, which principally represent information technology enhancements. Net cash used in investing activities during the three months ended May 4, 2013 represents capital expenditures of $2.4 million related to the opening of one new Outlet store and the remodeling of three existing stores, and $0.6 million related to information technology enhancements, including the upgrade of the Company's eCommerce platform and website.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease at 330 West 34th Street, New York, New York expires in 2030. In connection with the signing of the new corporate headquarters lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $14.0 million. Total cash rental obligations to be paid over the life of the lease are approximately $162.0 million.

        For fiscal year 2014, capital expenditures are expected to range between $35.0 and $40.0 million, as compared to $18.8 million in fiscal year 2013. This increase reflects continued investments in the Company's information technology infrastructure, including its eCommerce website; real estate spending to support the opening of new stores and remodeling of existing locations; and, as previously disclosed, approximately $14.0 million related to the Company's relocation and build-out of its new corporate headquarters in New York City. For fiscal year 2014, the Company currently expects to open between 8 and 12 new Outlet stores, and approximately 2 New York & Company stores, remodel 10 to 15 existing locations, and close between 12 and 14 New York & Company stores, ending the year with between 503 and 509 stores, including between 59 and 63 Outlet stores.

Financing Activities

        Net cash provided by financing activities for the three months ended May 3, 2014 consisted of $0.1 million of proceeds from the exercise of stock options, partially offset by shares withheld for payment of employee payroll taxes. Net cash provided by financing activities for the three months ended May 4, 2013 consisted of proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 3, 2014, the Company had availability under its revolving credit facility of $55.2 million, net of letters of credit outstanding of $19.3 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014, and $60.9 million, net of letters of credit outstanding of $11.3 million, as of May 4, 2013.

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

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2014.

Adoption of New Accounting Standards

        Please refer to Note 2, "New Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of May 3, 2014, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks regarding inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 3, 2014, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 15, 2014.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 15, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 12, 2014.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 12, 2014.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 12, 2014.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 12, 2014