Form 10-Q
period 2014-08-02
New York & Company, Inc.
filed 2014-09-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 2, 2014
OR
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

        As of August 29, 2014, the registrant had 63,989,524 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
Net sales	$226,066	$223,050	$445,659	$450,533
Cost of goods sold, buying and occupancy costs	164,148	163,048	321,537	324,197

Gross profit	61,918	60,002	124,122	126,336
Selling, general and administrative expenses	61,738	62,245	123,881	127,362

Operating income (loss)	180	(2,243)	241	(1,026)
Interest expense, net of interest income of $2, $3, $2, and $5, respectively	85	90	169	179

Income (loss) before income taxes	95	(2,333)	72	(1,205)
Provision (benefit) for income taxes	242	376	501	(90)

Net loss	$(147)	$(2,709)	$(429)	$(1,115)

Basic loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.02)

Diluted loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic shares of common stock	62,819	62,279	62,728	62,125

Diluted shares of common stock	62,819	62,279	62,728	62,125

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
Comprehensive loss	$(126)	$(2,664)	$(362)	$(1,022)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	August 2, 2014	February 1, 2014	August 3, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,166	$69,723	$59,462
Restricted cash	1,509	—	—
Accounts receivable	10,688	7,026	9,825
Income taxes receivable	99	99	135
Inventories, net	84,896	83,479	82,384
Prepaid expenses	22,791	21,141	22,427
Other current assets	1,223	1,280	1,363

Total current assets	184,372	182,748	175,596
Property and equipment, net	77,956	83,553	87,410
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,741	6,501	6,710
Other assets	995	1,072	767

Total assets	$284,943	$288,753	$285,362

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$82,173	$75,874	$79,636
Accrued expenses	38,402	46,880	40,384
Income taxes payable	747	1,075	848
Deferred income taxes	6,741	6,501	6,710

Total current liabilities	128,063	130,330	127,578
Deferred rent	36,803	39,925	44,699
Other liabilities	5,032	5,283	6,233

Total liabilities	169,898	175,538	178,510
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 64,789, 64,467 and 64,441 shares issued and 63,789, 63,467, and 63,441 shares outstanding at August 2, 2014, February 1, 2014, and August 3, 2013, respectively	65	64	64
Additional paid-in capital	172,697	170,506	168,524
Retained deficit	(52,656)	(52,227)	(55,736)
Accumulated other comprehensive loss	(1,664)	(1,731)	(2,603)
Treasury stock at cost; 1,000 shares at August 2, 2014, February 1, 2014 and August 3, 2013	(3,397)	(3,397)	(3,397)

Total stockholders' equity	115,045	113,215	106,852

Total liabilities and stockholders' equity	$284,943	$288,753	$285,362

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended August 2, 2014	Six months ended August 3, 2013
Operating activities
Net loss	$(429)	$(1,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,118	17,268
Loss from impairment charges	358	278
Amortization of deferred financing costs	60	60
Share-based compensation expense	2,011	1,675
Changes in operating assets and liabilities:
Restricted cash	(1,509)	—
Accounts receivable	(3,662)	(1,609)
Income taxes receivable	—	353
Inventories, net	(1,417)	(2,186)
Prepaid expenses	(1,650)	(960)
Accounts payable	6,299	5,226
Accrued expenses	(8,478)	(8,663)
Income taxes payable	(328)	(141)
Deferred rent	(3,122)	(4,135)
Other assets and liabilities	(110)	(998)

Net cash provided by operating activities	2,141	5,053

Investing activities
Capital expenditures	(8,879)	(6,996)

Net cash used in investing activities	(8,879)	(6,996)

Financing activities
Proceeds from exercise of stock options	299	472
Shares withheld for payment of employee payroll taxes	(118)	—

Net cash provided by financing activities	181	472

Net decrease in cash and cash equivalents	(6,557)	(1,471)
Cash and cash equivalents at beginning of period	69,723	60,933

Cash and cash equivalents at end of period	$63,166	$59,462

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

August 2, 2014

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of August 2, 2014, the Company operated 509 stores in 43 states.

        The condensed consolidated financial statements as of August 2, 2014 and August 3, 2013 and for the 13 weeks ("three months") and 26 weeks ("six months") ended August 2, 2014 and August 3, 2013 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 1, 2014 ("fiscal year 2013"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 15, 2014. The 52-week fiscal year ending January 31, 2015 is referred to herein as "fiscal year 2014." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the new standard and its impact on the Company's financial position and results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2014

(Unaudited)

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

	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
	(Amounts in thousands, except per share amounts)
Net loss	$(147)	$(2,709)	$(429)	$(1,115)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,819	62,279	62,728	62,125

Basic loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.02)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,819	62,279	62,728	62,125
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	62,819	62,279	62,728	62,125

Diluted loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.02)

        The calculation of diluted loss per share for the three and six months ended August 2, 2014 and August 3, 2013 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
	(Amounts in thousands)
Stock options	497	404	532	573
Stock appreciation rights(1)	2,953	1,196	2,986	1,972
Restricted stock and units	654	606	509	605

Total anti-dilutive shares	4,104	2,206	4,027	3,150

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2014

(Unaudited)

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.7 million and $0.6 million for the three months ended August 2, 2014 and August 3, 2013, respectively, and $2.0 million and $1.7 million for the six months ended August 2, 2014 and August 3, 2013, respectively.

        During the six months ended August 2, 2014, 111,692 shares of common stock were issued upon exercise of previously issued stock options and SARs.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan (the "plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce. The collective bargaining agreement with Local 1102 of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") is currently being renegotiated in accordance with the terms of the agreement. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and completed 1,000 or more hours of service in any calendar year following their date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by the Employee Retirement Income Security Act rules. Net periodic benefit cost includes the following components:

	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
	(Amounts in thousands)
Service cost	$88	$88	$175	$173
Interest cost	94	78	184	180
Expected return on plan assets	(146)	(136)	(275)	(258)
Amortization of unrecognized losses	25	49	75	101
Amortization of prior service credit	(4)	(4)	(8)	(8)

Net periodic benefit cost	$57	$75	$151	$188

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the condensed consolidated balance sheets and into selling,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2014

(Unaudited)

5. Pension Plan (Continued)

general, and administrative expenses on the Company's condensed consolidated statements of operations for the three months ended August 2, 2014 and August 3, 2013 was $21,000 and $45,000, respectively, and for the six months ended August 2, 2014 and August 3, 2013 was $67,000 and $93,000, respectively. As of February 1, 2014, the Company reported a minimum pension liability of $2.0 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and state and local income tax returns in various jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2009. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2009.

        At February 1, 2014, the Company reported a total liability for unrecognized tax benefits of $3.9 million, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of August 2, 2014, the Company's valuation allowance against its deferred tax assets was $57.0 million.

7. Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement," which was filed with the Company's Quarterly Report on Form 10-Q with the SEC on September 8, 2011) with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement expires on August 10, 2016.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; incur additional indebtedness; and prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2014

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 2, 2014, the Company had availability under its revolving credit facility of $30.4 million, net of letters of credit outstanding of $22.5 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014, and availability of $41.1 million, net of letters of credit outstanding of $12.5 million, as of August 3, 2013.

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

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable. The carrying values on the balance sheet for cash

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 2, 2014

(Unaudited)

8. Fair Value Measurements (Continued)

and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the first quarter of fiscal year 2014, the Company's evaluations resulted in non-cash charges of $0.4 million related to the impairment of store assets. During the second quarter of fiscal year 2013, the Company's evaluations resulted in non-cash charges of $0.3 million related to the impairment of store assets. These impairment charges are included in "Selling, general and administrative expenses" on the Company's condensed consolidated statements of operations.

9. Other Events

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, pursuant to which, the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease for the new corporate headquarters expires in 2030. In connection with the signing of the new lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor, which the Company may reduce by $2.0 million annually from 2017 through 2019. As of August 2, 2014, the Company had $1.5 million in restricted cash related to the new office space, which it expects to release to the lessor over the next six months. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $13.0 million. Total cash rental obligations to be paid over the 16-year life of the lease are approximately $160.0 million.

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

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of August 2, 2014, the Company operated 509 stores in 43 states.

        The Company's strategic initiatives for fiscal year 2014 are to accomplish the following: driving top line and comparable store sales growth in each channel of its business; increasing brand awareness and driving traffic to stores by attracting new customers and engaging existing customers; and growing the Company brand through key merchandise initiatives. In support of these strategic initiatives, the Company is opening new Outlet stores and optimizing its existing real estate portfolio to maximize sales and profitability. Furthermore, the Company believes its omni-channel retail initiatives and the recent upgrade of its eCommerce website will continue to drive traffic and increase sales across both store and eCommerce channels. In addition, the Company remains focused on its key merchandise initiatives and core sub-brands—including the 7th Avenue Suiting, Love NY&C, Soho Jeans, and Eva Mendes Collection—and continues to grow the pant and denim categories.

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

        Net sales for the three months ended August 2, 2014 ("second quarter of fiscal year 2014") were $226.1 million, as compared to $223.1 million for the three months ended August 3, 2013 ("second quarter of fiscal year 2013"). Net sales increased, while the Company's store base was reduced to 506 stores at the beginning of the second quarter of fiscal year 2014, versus 519 stores at the beginning of the second quarter of fiscal year 2013, reflecting the Company's on-going real estate optimization strategy. Comparable store sales increased 2.3% for the three months ended August 2, 2014, as compared to an increase of 2.1% for the three months ended August 3, 2013. Net loss for the three months ended August 2, 2014 was $0.1 million, or breakeven per diluted share. This compares to a net loss of $2.7 million, or $0.04 per diluted share, for the three months ended August 3, 2013.

        Capital spending for the six months ended August 2, 2014 was $8.9 million, as compared to $7.0 million for the six months ended August 3, 2013. During the six months ended August 2, 2014, the Company opened six New York & Company Outlet stores and remodeled five existing New York & Company stores. This compares to the opening of one New York & Company Outlet store and the remodeling of four existing New York & Company stores during the six months ended August 3, 2013. In addition, the Company continues to invest in its information technology infrastructure, primarily relating to the implementation of its omni-channel strategy and the continuing upgrade of its eCommerce website and mobile capabilities.

        At August 2, 2014, total inventory was up 3.0%, as compared to August 3, 2013, reflecting lower levels of in-store inventory offset by higher levels of in-transit inventory as the Company executed its contingency plans related to the uncertainty regarding a potential work stoppage by the International Longshore and Warehouse Union. The contract between the ports through which the Company sources a portion of its products on the West Coast and the International Longshore and Warehouse Union expired on July 1, 2014.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, pursuant to which, the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease for the new corporate headquarters expires in 2030. For further information related to the new corporate headquarters lease, please refer to Note 9, "Other Events" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 2, 2014 and August 3, 2013:

As a % of net sales	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.6%	73.1%	72.1%	72.0%

Gross profit	27.4%	26.9%	27.9%	28.0%
Selling, general and administrative expenses	27.3%	27.9%	27.8%	28.2%

Operating income (loss)	0.1%	(1.0)%	0.1%	(0.2)%
Interest expense, net	—%	—%	—%	—%

Income (loss) before income taxes	0.1%	(1.0)%	0.1%	(0.2)%
Provision (benefit) for income taxes	0.2%	0.2%	0.2%	—%

Net loss	(0.1)%	(1.2)%	(0.1)%	(0.2)%

Selected operating data:	Three months ended August 2, 2014	Three months ended August 3, 2013	Six months ended August 2, 2014	Six months ended August 3, 2013
	(Dollars in thousands, except square foot data)
Comparable store sales increase	2.3%	2.1%	0.1%	—%
Net sales per average selling square foot(1)	$86	$83	$169	$167
Net sales per average store(2)	$445	$432	$877	$873
Average selling square footage per store(3)	5,169	5,219	5,169	5,219

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 2, 2014		Three months ended August 3, 2013		Six months ended August 2, 2014		Six months ended August 3, 2013
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	506	2,627,462	519	2,717,288	507	2,637,074	519	2,725,273
New stores	4	14,963	—	—	6	22,523	1	3,236
Closed stores	(1)	(4,005)	(7)	(41,976)	(4)	(15,778)	(8)	(47,732)
Net impact of remodeled stores on selling square feet	—	(7,418)	—	(3,115)	—	(12,817)	—	(8,580)

Stores open, end of period	509	2,631,002	512	2,672,197	509	2,631,002	512	2,672,197

Three months ended August 2, 2014 Compared to Three months ended August 3, 2013

        Net Sales.    Net sales for the three months ended August 2, 2014 increased 1.4% to $226.1 million, as compared to $223.1 million for the three months ended August 3, 2013. Net sales increased, while the Company's store base was reduced to 506 stores at the beginning of the second quarter of fiscal year 2014, versus 519 stores at the beginning of the second quarter of fiscal year 2013, reflecting the Company's on-going real estate optimization strategy. Comparable store sales for the three months ended August 2, 2014 increased by 2.3%, as compared to an increase of 2.1% in the prior year. In the comparable store base, average dollar sales per transaction increased by 3.8%, while the number of transactions per average store decreased by 1.5%, as compared to the same period last year. During the three months ended August 2, 2014, net sales from the Company's eCommerce and Outlets channels increased to approximately 9% and 12% of total net sales, respectively.

        Gross Profit.    Gross profit for the three months ended August 2, 2014 increased to $61.9 million, or 27.4% of net sales, as compared to $60.0 million, or 26.9% of net sales, for the three months ended August 3, 2013. The increase in gross profit as a percentage of net sales during the three months ended August 2, 2014, as compared to the three months ended August 3, 2013, was primarily driven by a 120 basis point improvement in buying and occupancy costs reflecting management's continued focus on reducing costs, partially offset by a 70 basis point decrease in merchandise margin, driven largely by increased promotional activity and shipping costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $61.7 million, or 27.3% of net sales, for the three months ended August 2, 2014, as compared to $62.2 million, or 27.9% of net sales, for the three months ended August 3, 2013. The decrease in selling, general and administrative expenses during the three months ended August 2, 2014, as compared to the three months ended August 3, 2013, was primarily attributable to a decrease in incentive-based compensation and store selling expenses combined with favorable insurance credits, which were partially offset by an increase in marketing expenses.

        Operating Income (Loss).    For the reasons discussed above, operating income for the three months ended August 2, 2014 was $0.2 million, as compared to an operating loss of $2.2 million for the three months ended August 3, 2013.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended August 2, 2014 and the three months ended August 3, 2013.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended August 2, 2014 was $0.2 million, as compared to a provision of $0.4 million for the three months ended August 3, 2013.

        Net Loss.    For the reasons discussed above, net loss for the three months ended August 2, 2014 was $0.1 million, or breakeven per diluted share, as compared to a net loss of $2.7 million, or $0.04 per diluted share, for the three months ended August 3, 2013.

Six Months Ended August 2, 2014 Compared to Six Months Ended August 3, 2013

        Net Sales.    Net sales for the six months ended August 2, 2014 decreased 1.1% to $445.7 million, as compared to $450.5 million for the six months ended August 3, 2013. The decline in net sales is largely due to a reduction in the Company's store base to 507 stores at the beginning of fiscal year 2014, versus 519 stores at the beginning of fiscal year 2013, reflecting the Company's on-going real estate optimization strategy. Comparable store sales for the six months ended August 2, 2014 increased 0.1%, as compared to remaining flat in the prior year. In the comparable store base, average dollar sales per transaction increased by 2.3%, while the number of transactions per average store decreased by 2.2%, as compared to the same period last year. During the six months ended August 2, 2014, net sales from the Company's eCommerce and Outlet channels increased to approximately 10% and 11% of total net sales, respectively.

        Gross Profit.    Gross profit for the six months ended August 2, 2014 was $124.1 million, or 27.9% of net sales, as compared to $126.3 million, or 28.0% of net sales, for the six months ended August 3, 2013. The decrease in gross profit as a percentage of net sales during the six months ended August 2, 2014, as compared to the six months ended August 3, 2013, was due to a 70 basis point decrease in merchandise margin, primarily attributable to increased promotional activity and shipping costs, partially offset by a 60 basis point decrease in buying and occupancy costs reflecting management's continued focus on reducing costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $123.9 million, or 27.8% of net sales, for the six months ended August 2, 2014, as compared to $127.4 million, or 28.2% of net sales, for the six months ended August 3, 2013. The decrease in selling, general and administrative expenses during the six months ended August 2, 2014, as compared to the six months ended August 3, 2013, was primarily attributable to a decrease in incentive-based compensation combined with favorable insurance credits, which were partially offset by an increase in marketing expenses.

        Operating Income (Loss).    For the reasons discussed above, operating income for the six months ended August 2, 2014 was $0.2 million, as compared to an operating loss of $1.0 million for the six months ended August 3, 2013.

        Interest Expense, Net.    Net interest expense was $0.2 million for both the six months ended August 2, 2014 and for the six months ended August 3, 2013.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the six months ended August 2, 2014 was $0.5 million as compared to a benefit of $0.1 million for the six months ended August 3, 2013.

        Net Loss.    For the reasons discussed above, net loss for the six months ended August 2, 2014 was $0.4 million, or $0.01 per diluted share, as compared to a net loss of $1.1 million, or $0.02 per diluted share, for the six months ended August 3, 2013.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of August 2, 2014.

        The following tables contain information regarding the Company's liquidity and capital resources:

	August 2, 2014	February 1, 2014	August 3, 2013
	(Amounts in thousands)
Cash and cash equivalents	$63,166	$69,723	$59,462
Working capital	$56,309	$52,418	$48,018

	Six months ended August 2, 2014	Six months ended August 3, 2013
	(Amounts in thousands)
Net cash provided by operating activities	$2,141	$5,053
Net cash used in investing activities	$(8,879)	$(6,996)
Net cash provided by financing activities	$181	$472

Net decrease in cash and cash equivalents	$(6,557)	$(1,471)

Operating Activities

        Net cash provided by operating activities was $2.1 million for the six months ended August 2, 2014, as compared to $5.1 million for the six months ended August 3, 2013. The decrease in net cash provided by operating activities during the six months ended August 2, 2014, as compared to the six months ended August 3, 2013, is primarily due to changes in restricted cash, accounts receivable, income taxes receivable, prepaid expenses, and income taxes payable, partially offset by changes in inventories, accounts payable, accrued expenses, deferred rent, and other assets and liabilities.

Investing Activities

        Net cash used in investing activities was $8.9 million for the six months ended August 2, 2014, as compared to $7.0 million for the six months ended August 3, 2013. Net cash used in investing activities during the six months ended August 2, 2014 reflects $7.6 million related to the opening of new Outlet stores and the remodeling of existing New York & Company stores, and $1.3 million related to non-store capital projects, which principally represent information technology enhancements. During the six months ended August 2, 2014, the Company opened six new Outlet stores and remodeled five existing New York & Company stores. Net cash used in investing activities during the six months ended August 3, 2013 reflects capital expenditures of $4.8 million related to the opening of new Outlet stores and the remodeling of existing stores, and $2.2 million related to non-store capital projects, which principally represent information technology enhancements, including the upgrade of the Company's eCommerce platform and website.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, pursuant to which, the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease for the new corporate headquarters expires in 2030. In connection with the signing of the new corporate headquarters lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor, which the Company may reduce by $2.0 million annually from 2017 through 2019. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $13.0 million. Total cash rental obligations to be paid over the 16-year life of the lease are approximately $160.0 million.

        For fiscal year 2014 capital expenditures are expected to range between $35.0 and $40.0 million, as compared to $18.8 million in fiscal year 2013. This increase reflects continued investments in the Company's information technology infrastructure, including its eCommerce website; real estate spending to support the opening of new stores and the remodeling of existing locations; and approximately $13.0 million related to the Company's relocation and build-out of its new corporate headquarters in New York City. For fiscal year 2014, the Company currently expects to open between 8 and 12 new Outlet stores and 1 New York & Company store, remodel 10 to 11 existing New York & Company stores, and close between 12 and 14 New York & Company stores, ending the year with between 502 and 508 stores, including between 59 and 63 Outlet stores.

Financing Activities

        Net cash provided by financing activities for the six months ended August 2, 2014 consisted of $0.3 million of proceeds from the exercise of stock options, partially offset by shares withheld for payment of employee payroll taxes. Net cash provided by financing activities for the six months ended August 3, 2013 represents proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

        On August 10, 2011, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Third Amended and Restated Loan and Security Agreement (the "Loan Agreement," which was filed with the Company's Quarterly Report on Form 10-Q with the SEC on September 8, 2011) with Wells Fargo Bank, N.A., as Agent and sole lender. The Loan Agreement expires on August 10, 2016.

        The Loan Agreement provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a subfacility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility to a maximum of $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Under the Loan Agreement, the Company is currently subject to a Minimum Excess Availability (as defined in the Loan Agreement) covenant of $7.5 million. The Company's credit facility contains other covenants, including restrictions on the Company's ability to pay dividends on its common stock; incur additional indebtedness; and prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions, and for other purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 2, 2014, the Company had availability under its revolving credit facility of $30.4 million, net of letters of credit outstanding of $22.5 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014, and availability of $41.1 million, net of letters of credit outstanding of $12.5 million, as of August 3, 2013.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates tied to the Eurodollar rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of August 2, 2014, the Company had no borrowings outstanding under its credit facility. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks regarding inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 2, 2014, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 11, 2014.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 11, 2014.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 11, 2014.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	September 11, 2014