Form 10-Q
period 2014-11-01
New York & Company, Inc.
filed 2014-12-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 1, 2014
OR
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

        As of November 28, 2014, the registrant had 64,245,020 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
Net sales	$210,314	$217,626	$655,973	$668,159
Cost of goods sold, buying and occupancy costs	153,037	156,638	474,574	480,835

Gross profit	57,277	60,988	181,399	187,324
Selling, general and administrative expenses	66,751	64,107	190,632	191,469

Operating loss	(9,474)	(3,119)	(9,233)	(4,145)
Interest expense, net of interest income of $1, $1, $4, and $6, respectively	112	96	281	275

Loss before income taxes	(9,586)	(3,215)	(9,514)	(4,420)
Provision for income taxes	150	219	651	129

Net loss	$(9,736)	$(3,434)	$(10,165)	$(4,549)

Basic loss per share	$(0.15)	$(0.05)	$(0.16)	$(0.07)

Diluted loss per share	$(0.15)	$(0.05)	$(0.16)	$(0.07)

Weighted average shares outstanding:
Basic shares of common stock	62,911	62,491	62,789	62,247

Diluted shares of common stock	62,911	62,491	62,789	62,247

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
Comprehensive loss	$(9,703)	$(3,387)	$(10,065)	$(4,409)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	November 1, 2014	February 1, 2014	November 2, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,545	$69,723	$37,378
Restricted cash	2,135	—	—
Accounts receivable	10,018	7,026	10,198
Income taxes receivable	99	99	96
Inventories, net	124,785	83,479	123,100
Prepaid expenses	20,915	21,141	19,781
Other current assets	1,516	1,280	1,477

Total current assets	215,013	182,748	192,030
Property and equipment, net	82,833	83,553	85,249
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,675	6,501	6,729
Other assets	1,510	1,072	1,118

Total assets	$320,910	$288,753	$300,005

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$1,000	$—	$—
Accounts payable	109,566	75,874	97,900
Accrued expenses	41,783	46,880	41,631
Income taxes payable	710	1,075	980
Deferred income taxes	6,675	6,501	6,729

Total current liabilities	159,734	130,330	147,240
Long-term debt, net of current portion	14,000	—	—
Deferred rent	35,953	39,925	41,851
Other liabilities	4,808	5,283	6,304

Total liabilities	214,495	175,538	195,395
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,022, 64,467 and 64,695 shares issued and 64,022, 63,467, and 63,695 shares outstanding at November 1, 2014, February 1, 2014, and November 2, 2013, respectively	65	64	65
Additional paid-in capital	173,770	170,506	169,668
Retained deficit	(62,392)	(52,227)	(59,170)
Accumulated other comprehensive loss	(1,631)	(1,731)	(2,556)
Treasury stock at cost; 1,000 shares at November 1, 2014, February 1, 2014 and November 2, 2013	(3,397)	(3,397)	(3,397)

Total stockholders' equity	106,415	113,215	104,610

Total liabilities and stockholders' equity	$320,910	$288,753	$300,005

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended November 1, 2014	Nine months ended November 2, 2013
Operating activities
Net loss	$(10,165)	$(4,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,835	25,047
Loss from impairment charges	911	278
Amortization of deferred financing costs	92	89
Share-based compensation expense	3,210	2,788
Changes in operating assets and liabilities:
Restricted cash	(2,135)	—
Accounts receivable	(2,992)	(1,982)
Income taxes receivable	—	392
Inventories, net	(41,306)	(42,902)
Prepaid expenses	226	1,686
Accounts payable	33,692	23,490
Accrued expenses	(5,097)	(7,416)
Income taxes payable	(365)	(9)
Deferred rent	(3,972)	(6,983)
Other assets and liabilities	(1,207)	(1,379)

Net cash used in operating activities	(8,273)	(11,450)

Investing activities
Capital expenditures	(21,026)	(12,614)
Insurance recoveries	254	—

Net cash used in investing activities	(20,772)	(12,614)

Financing activities
Proceeds from issuance of long-term debt	15,000	—
Payment of financing costs	(188)	—
Proceeds from exercise of stock options	299	509
Shares withheld for payment of employee payroll taxes	(244)	—

Net cash provided by financing activities	14,867	509

Net decrease in cash and cash equivalents	(14,178)	(23,555)
Cash and cash equivalents at beginning of period	69,723	60,933

Cash and cash equivalents at end of period	$55,545	$37,378

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

November 1, 2014

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of November 1, 2014, the Company operated 512 stores in 43 states.

        The condensed consolidated financial statements as of November 1, 2014 and November 2, 2013 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended November 1, 2014 and November 2, 2013 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 1, 2014 ("fiscal year 2013"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 15, 2014. The 52-week fiscal year ending January 31, 2015 is referred to herein as "fiscal year 2014." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

November 1, 2014

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

	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
	(Amounts in thousands, except per share amounts)
Net loss	$(9,736)	$(3,434)	$(10,165)	$(4,549)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,911	62,491	62,789	62,247

Basic loss per share	$(0.15)	$(0.05)	$(0.16)	$(0.07)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,911	62,491	62,789	62,247
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	62,911	62,491	62,789	62,247

Diluted loss per share	$(0.15)	$(0.05)	$(0.16)	$(0.07)

        The calculation of diluted loss per share for the three and nine months ended November 1, 2014 and November 2, 2013 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
	(Amounts in thousands)
Stock options	539	330	535	492
Stock appreciation rights(1)	5,041	2,005	3,671	1,983
Restricted stock and units	932	436	650	549

Total anti-dilutive shares	6,512	2,771	4,856	3,024

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2014

(Unaudited)

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $1.2 million and $1.1 million for the three months ended November 1, 2014 and November 2, 2013, respectively, and $3.2 million and $2.8 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.

        During the nine months ended November 1, 2014, 115,806 shares of common stock were issued upon exercise of previously issued stock options and SARs.

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

	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
	(Amounts in thousands)
Service cost	$88	$87	$263	$260
Interest cost	93	90	277	270
Expected return on plan assets	(139)	(130)	(414)	(388)
Amortization of unrecognized losses	37	50	112	151
Amortization of prior service credit	(4)	(4)	(12)	(12)

Net periodic benefit cost	$75	$93	$226	$281

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2014

(Unaudited)

5. Pension Plan (Continued)

pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the condensed consolidated balance sheets and into selling, general, and administrative expenses on the Company's condensed consolidated statements of operations for the three months ended November 1, 2014 and November 2, 2013 was $33,000 and $46,000, respectively, and for the nine months ended November 1, 2014 and November 2, 2013 was $100,000 and $139,000, respectively. As of February 1, 2014, the Company reported a minimum pension liability of $2.0 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and state and local income tax returns in various jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2010. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2009.

        At February 1, 2014, the Company reported a total liability for unrecognized tax benefits of $3.9 million, including interest and penalties, all of which would impact the Company's effective tax rate if recognized. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of November 1, 2014, the Company's valuation allowance against its deferred tax assets was $60.8 million.

7. Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lenders party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Third Amended and Restated Loan and Security Agreement (the "Previous Agreement"), dated August 10, 2011, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. as borrowers, together with Wells Fargo Bank, National Association, as Agent and the lenders party thereto, as amended. The Previous Agreement was scheduled to mature on August 10, 2016.

        The amendments to the Previous Agreement provide for, but are not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2019; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2014

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

"Term Loan"). The Company plans to use the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters at 330 West 34th Street, New York, New York.

        The revolving borrowing availability under the revolving credit facility remains unchanged, providing the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. The maximum borrowing availability under the Company's revolving credit facility also remains unchanged and is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. Under the Loan Agreement, the Company continues to be subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans have been reduced by 0.25% and Revolving Loans now bear interest, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company's Average Compliance Excess Availability. The Company pays to the Lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 1, 2014, the Company had availability under its revolving credit facility of $48.8 million, net of letters of credit outstanding of $20.6 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014, and availability of $59.0 million, net of letters of credit outstanding of $12.8 million, as of November 2, 2013.

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the Loan Agreement. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the obligations under the Loan Agreement, and such guarantees are joint and several.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2014

(Unaudited)

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

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At November 1, 2014, the carrying amount of the Company's long-term debt approximated its fair value due to the variable interest rate it carried, and as such it is classified within level 2 of the fair value hierarchy.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the first quarter and third quarter of fiscal year 2014, the Company's evaluations resulted in non-cash charges of $0.4 million and $0.5 million, respectively, related to the impairment of store assets. During the second quarter of fiscal year 2013, the Company's evaluations resulted in non-cash charges of $0.3 million related to the impairment of store assets. These impairment charges are included in "Selling, general and administrative expenses" on the Company's condensed consolidated statements of operations.

9. Other Events

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, pursuant to which, the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease for the new corporate headquarters expires in 2030. In

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 1, 2014

(Unaudited)

9. Other Events (Continued)

connection with the signing of the new lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor, which the Company may reduce by $2.0 million annually from 2017 through 2019. As of November 1, 2014, the Company had $2.1 million in restricted cash related to the new office space, which it expects to release to the lessor over the next six months. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $9.5 million. In addition, on October 3, 2014, the Company entered into a financing arrangement to purchase up to $3.5 million of office furniture for the new corporate headquarters, which the Company expects will be accounted for as a capital lease obligation when the furniture is purchased in the fourth quarter of fiscal year 2014. Total cash rental obligations to be paid over the 15-year life of the lease for the corporate office space and furniture are approximately $160.0 million.

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

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of November 1, 2014, the Company operated 512 stores in 43 states.

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

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lenders party thereto. The Loan Agreement amended and restated the Third Amended and Restated Loan and Security Agreement (the "Previous Agreement"), dated August 10, 2011, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. as borrowers, together with Wells Fargo Bank, National Association, as Agent and the lenders party thereto, as amended. The Previous Agreement was scheduled to mature on August 10, 2016.

        The amendments to the Previous Agreement provide for, but are not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2019; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company plans to use the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters at 330 West 34th Street, New York, New York. The revolving borrowing availability under the revolving credit facility remains unchanged, providing the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. Please refer to the "Long-Term Debt and Credit Facilities" section below.

        During the three months ended November 1, 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure (the "business re-engineering program"). In November 2014, the Company initiated an organizational realignment in connection with the business analysis performed. As a result of the organizational changes made, the Company expects to save $9 million to $10 million in annual payroll and related costs and expects to recognize $1.5 million in savings during the fourth quarter of fiscal year 2014. In connection with this reorganization, the Company expects to record a charge of $2.2 million for severance and related benefits during the fourth quarter of fiscal year 2014. The business re-engineering program is ongoing, and the Company plans to provide an update of the progress, overall project timeline, potential savings, and additional charges, if any, when it releases fourth quarter and full year results.

        The contract between the International Longshore and Warehouse Union and the operators of West Coast ports, through which the Company processes a portion of its products, expired on July 1, 2014. As a result, the Company's net sales and gross profit were negatively impacted during the three months ended November 1, 2014, and could continue to be negatively impacted, by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items. At November 1, 2014, total inventory was up 1.4%, as compared to November 2, 2013, reflecting higher levels of in-store inventory partially offset by lower levels of in-transit inventory as the Company executed its contingency plans related to the uncertainty regarding a potential work stoppage by the International Longshore and Warehouse Union.

        Net sales for the three months ended November 1, 2014 were $210.3 million, as compared to $217.6 million for the three months ended November 2, 2013. Comparable store sales decreased 3.4% for the three months ended November 1, 2014, as compared to an increase of 3.0% for the three months ended November 2, 2013. Net loss for the three months ended November 1, 2014 was $9.7 million, or $0.15 per diluted share. Non-GAAP adjusted net loss for the three months ended November 1, 2014 was $6.9 million, or $0.11 per diluted share, as compared to a net loss of $3.4 million, or $0.05 per diluted share, for the three months ended November 2, 2013. Non-GAAP adjusted net loss for the three months ended November 1, 2014 excludes $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $0.8 million of certain severance and recruiting expenses, and $1.0 million of consulting expenses related to the business re-engineering program initiated during the third quarter, as described in more detail above.

        Capital spending for the nine months ended November 1, 2014 was $21.0 million, as compared to $12.6 million for the nine months ended November 2, 2013. During the nine months ended November 1, 2014, the Company opened twelve stores, including eleven New York & Company outlet stores, and remodeled eleven existing New York & Company stores. This compares to the opening of seven new stores, including six New York & Company outlet stores, and the remodeling of six existing New York & Company stores during the nine months ended November 2, 2013. Also included in the $21.0 million of capital spending for the nine months ended November 1, 2014 are expenditures related to the relocation and build-out of the Company's new corporate headquarters in New York City and continued investments in the Company's information technology infrastructure, primarily relating to the implementation of its omni-channel strategy and the continuing upgrade of its eCommerce website and mobile capabilities.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended November 1, 2014 and November 2, 2013:

As a % of net sales	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.8%	72.0%	72.3%	72.0%

Gross profit	27.2%	28.0%	27.7%	28.0%
Selling, general and administrative expenses	31.7%	29.4%	29.1%	28.6%

Operating loss	(4.5)%	(1.4)%	(1.4)%	(0.6)%
Interest expense, net	0.1%	0.1%	—%	0.1%

Loss before income taxes	(4.6)%	(1.5)%	(1.4)%	(0.7)%
Provision for income taxes	—%	0.1%	0.1%	—%

Net loss	(4.6)%	(1.6)%	(1.5)%	(0.7)%

Selected operating data:	Three months ended November 1, 2014	Three months ended November 2, 2013	Nine months ended November 1, 2014	Nine months ended November 2, 2013
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(3.4)%	3.0%	(1.1)%	1.0%
Net sales per average selling square foot(1)	$80	$81	$249	$248
Net sales per average store(2)	$412	$424	$1,286	$1,295
Average selling square footage per store(3)	5,155	5,203	5,155	5,203

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended November 1, 2014		Three months ended November 2, 2013		Nine months ended November 1, 2014		Nine months ended November 2, 2013
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	509	2,631,002	512	2,672,197	507	2,637,074	519	2,725,273
New stores	6	23,638	6	23,509	12	46,161	7	26,745
Closed stores	(3)	(16,306)	(5)	(22,968)	(7)	(32,084)	(13)	(70,700)
Net impact of remodeled stores on selling square feet	—	1,048	—	(3,436)	—	(11,769)	—	(12,016)

Stores open, end of period	512	2,639,382	513	2,669,302	512	2,639,382	513	2,669,302

Three months ended November 1, 2014 Compared to Three months ended November 2, 2013

        Net Sales.    Net sales for the three months ended November 1, 2014 decreased 3.4% to $210.3 million, as compared to $217.6 million for the three months ended November 2, 2013. Comparable store sales for the three months ended November 1, 2014 decreased by 3.4%, as compared to an increase of 3.0% in the prior year. In the comparable store base, average dollar sales per transaction decreased by 5.3%, while the number of transactions per average store increased by 1.9%, as compared to the same period last year. During the three months ended November 1, 2014, net sales from the Company's eCommerce and Outlets channels increased to 11.8% and 11.9% of total net sales, respectively, as compared to 9.9% and 9.4% of total net sales, respectively, during the three months ended November 2, 2013.

        As a result of the ongoing contract negotiation between the International Longshore and Warehouse Union and the operators of West Coast ports through which the Company processes a portion of its products, the Company's net sales and gross profit during the three months ended November 1, 2014 were negatively impacted, and could continue to be negatively impacted, by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items.

        Gross Profit.    Gross profit for the three months ended November 1, 2014 decreased to $57.3 million, or 27.2% of net sales, as compared to $61.0 million, or 28.0% of net sales, for the three months ended November 2, 2013. The decrease in gross profit as a percentage of net sales during the three months ended November 1, 2014, as compared to the three months ended November 2, 2013, was due to a 30 basis point decline in merchandise margin, primarily attributable to improvements in product cost offset by increased promotional activity and higher freight costs, combined with a 50 basis point increase in buying and occupancy costs due in large part to the deleverage of fixed store occupancy costs on lower sales. The higher freight costs for the three months ended November 1, 2014 was primarily the result of the Company's contingency plans for dealing with the labor disruption at West Coast ports, and includes increased freight on goods diverted to the East Coast and approximately $2.0 million of incremental air costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $66.8 million, or 31.7% of net sales, for the three months ended November 1, 2014, as compared to $64.1 million, or 29.4% of net sales, for the three months ended November 2, 2013. The increase in selling, general and administrative expenses as a percentage of net sales during the three months ended November 1, 2014, as compared to the three months ended November 2, 2013, was primarily due to a lower level of sales combined with $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $0.8 million of certain severance and recruiting expenses, and $1.0 million of consulting expenses related to the business re-engineering program initiated during the third quarter, as described in the "Overview" section above.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended November 1, 2014 was $9.5 million, as compared to an operating loss of $3.1 million for the three months ended November 2, 2013.

        Interest Expense, Net.    Net interest expense was $0.1 million for both the three months ended November 1, 2014 and the three months ended November 2, 2013.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for both the three months ended November 1, 2014 and the three months ended November 2, 2013 was $0.2 million.

        Net Loss.    For the reasons discussed above, net loss for the three months ended November 1, 2014 was $9.7 million, or $0.15 per diluted share, as compared to a net loss of $3.4 million, or $0.05 per diluted share, for the three months ended November 2, 2013.

Nine months ended November 1, 2014 Compared to Nine months ended November 2, 2013

        Net Sales.    Net sales for the nine months ended November 1, 2014 decreased 1.8% to $656.0 million, as compared to $668.2 million for the nine months ended November 2, 2013. Comparable store sales for the nine months ended November 1, 2014 decreased 1.1%, as compared to an increase of 1.0% in the prior year. In the comparable store base, average dollar sales per transaction decreased by 0.1%, and the number of transactions per average store decreased by 1.0%, as compared to the same period last year. During the nine months ended November 1, 2014, net sales from the Company's eCommerce and Outlets channels represented 10.5% and 11.2% of total net sales, respectively, as compared to 9.0% and 9.4% of total net sales, respectively, during the nine months ended November 2, 2013.

        As a result of the ongoing contract negotiation between the International Longshore and Warehouse Union and the operators of West Coast ports through which the Company processes a portion of its products, the Company's net sales and gross profit for the nine months ended November 1, 2014 were negatively impacted, and could continue to be negatively impacted, by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items.

        Gross Profit.    Gross profit for the nine months ended November 1, 2014 was $181.4 million, or 27.7% of net sales, as compared to $187.3 million, or 28.0% of net sales, for the nine months ended November 2, 2013. The decrease in gross profit as a percentage of net sales during the nine months ended November 1, 2014, as compared to the nine months ended November 2, 2013, was due to a 60 basis point decrease in merchandise margin, primarily attributable to increased promotional activity and freight costs, partially offset by a 30 basis point improvement in buying and occupancy costs reflecting management's continued focus on reducing costs. Merchandise margin during the nine months ended November 1, 2014 was reduced by higher freight costs resulting from the Company's contingency plans for dealing with the labor disruption at West Coast ports, and includes increased freight on goods diverted to the East Coast and approximately $2.0 million of incremental air costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $190.6 million, or 29.1% of net sales, for the nine months ended November 1, 2014, as compared to $191.5 million, or 28.6% of net sales, for the nine months ended November 2, 2013. The increase in selling, general and administrative expenses as a percentage of net sales during the nine months ended November 1, 2014, as compared to the nine months ended November 2, 2013, was primarily due to a lower level of sales and an increase in marketing expenses combined with $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $0.8 million of certain severance and recruiting expenses, and $1.0 million of consulting expenses related to the business re-engineering program initiated during the third quarter, as described in the "Overview" section above. These incremental costs incurred during the nine months ended November 1, 2014 were partially offset by decreases in depreciation expense and incentive-based compensation plus favorable insurance credits.

        Operating Loss.    For the reasons discussed above, operating loss for the nine months ended November 1, 2014 was $9.2 million, as compared to an operating loss of $4.1 million for the nine months ended November 2, 2013.

        Interest Expense, Net.    Net interest expense was $0.3 million for both the nine months ended November 1, 2014 and for the nine months ended November 2, 2013.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the nine months ended November 1, 2014 was $0.7 million as compared to a provision of $0.1 million for the nine months ended November 2, 2013.

        Net Loss.    For the reasons discussed above, net loss for the nine months ended November 1, 2014 was $10.2 million, or $0.16 per diluted share, as compared to a net loss of $4.5 million, or $0.07 per diluted share, for the nine months ended November 2, 2013.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its long-term debt and credit facilities, if needed. The Company is in compliance with all debt covenants as of November 1, 2014.

        The following tables contain information regarding the Company's liquidity and capital resources:

	November 1, 2014	February 1, 2014	November 2, 2013
	(Amounts in thousands)
Cash and cash equivalents	$55,545	$69,723	$37,378
Working capital	$55,279	$52,418	$44,790

	Nine months ended November 1, 2014	Nine months ended November 2, 2013
	(Amounts in thousands)
Net cash used in operating activities	$(8,273)	$(11,450)
Net cash used in investing activities	$(20,772)	$(12,614)
Net cash provided by financing activities	$14,867	$509

Net decrease in cash and cash equivalents	$(14,178)	$(23,555)

Operating Activities

        Net cash used in operating activities was $8.3 million for the nine months ended November 1, 2014, as compared to $11.5 million for the nine months ended November 2, 2013. The improvement in net cash used in operating activities during the nine months ended November 1, 2014, as compared to the nine months ended November 2, 2013, is primarily due to changes in inventories, accounts payable, accrued expenses, deferred rent, and other assets and liabilities, which was largely offset by an increase in net loss combined with a decrease in depreciation and amortization, and an increase in restricted cash.

Investing Activities

        Net cash used in investing activities was $20.8 million for the nine months ended November 1, 2014, as compared to $12.6 million for the nine months ended November 2, 2013. Net cash used in investing activities during the nine months ended November 1, 2014 reflects $15.8 million primarily related to the opening of new outlet stores and the remodeling of existing New York & Company stores, $2.9 million related to non-store capital projects, which principally represent information technology enhancements, and $2.3 million related to the Company's relocation and build-out of its new corporate headquarters in New York City, partially offset by $0.3 million of insurance proceeds. Net cash used in investing activities during the nine months ended November 2, 2013 reflects capital expenditures of $8.2 million related to the opening of new stores and the remodeling of existing locations, and $4.4 million related to non-store capital projects, which principally represent information technology enhancements, including the upgrade of the Company's eCommerce platform and website and investments in its omni-channel strategy.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, pursuant to which, the Company plans to move its corporate headquarters to by January 1, 2015 upon expiration of its existing lease at 450 West 33rd Street, New York, New York. The lease for the new corporate headquarters expires in 2030. In connection with the signing of the new lease agreement, the Company issued an $8.0 million standby letter of credit to the lessor, which the Company may reduce by $2.0 million annually from 2017 through 2019. As of November 1, 2014, the Company had $2.1 million in restricted cash related to the new office space, which it expects to release to the lessor over the next six months. During fiscal year 2014, the Company expects capital expenditures related to the new office space to be approximately $9.5 million. In addition, on October 3, 2014, the Company entered into a financing arrangement to purchase up to $3.5 million of office furniture for the new corporate headquarters, which the Company expects will be accounted for as a capital lease obligation when the furniture is purchased in the fourth quarter of fiscal year 2014. Total cash rental obligations to be paid over the 15-year life of the lease for the corporate office space and furniture are approximately $160.0 million.

        For fiscal year 2014, capital expenditures are expected to range between $34.0 million and $37.0 million, as compared to $18.8 million in fiscal year 2013. This increase reflects continued investments in real estate spending to support the opening of new stores and the remodeling of existing locations; the Company's relocation and build-out of its new corporate headquarters in New York City; and the Company's information technology infrastructure, including its eCommerce website. The Company plans to end fiscal year 2014 having opened approximately eleven new outlet stores and one New York & Company store, remodeled approximately eleven existing New York & Company stores, and closed roughly sixteen New York & Company stores, ending the year with 503 stores, including 62 outlet stores, and approximately 2.6 million selling square feet.

Financing Activities

        Net cash provided by financing activities for the nine months ended November 1, 2014 consisted of $15.0 million of proceeds from the issuance of a 5-year term loan as discussed in the "Long-Term Debt and Credit Facilities" section below and $0.3 million of proceeds from the exercise of stock options, partially offset by $0.2 million of shares withheld for payment of employee payroll taxes and the payment of $0.2 million of financing costs. Net cash provided by financing activities for the nine months ended November 2, 2013 represents proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lenders party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries. The Loan Agreement amended and restated the Third Amended and Restated Loan and Security Agreement dated August 10, 2011, among Lerner New York, Inc., Lernco, Inc., and Lerner New York Outlet, Inc. as borrowers, together with Wells Fargo Bank, National Association, as Agent and the lenders party thereto, as amended. The Previous Agreement was scheduled to mature on August 10, 2016.

        The amendments to the Previous Agreement provide for, but are not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2019; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company plans to use the proceeds from the Term Loan to pay for costs associated with the moving and build-out of its new corporate headquarters at 330 West 34th Street, New York, New York.

        The revolving borrowing availability under the revolving credit facility remains unchanged, providing the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. The maximum borrowing availability under the Company's revolving credit facility also remains unchanged and is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. Under the Loan Agreement, the Company continues to be subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans have been reduced by 0.25% and Revolving Loans now bear interest, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company's Average Compliance Excess Availability. The Company pays to the Lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 1, 2014, the Company had availability under its revolving credit facility of $48.8 million, net of letters of credit outstanding of $20.6 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014, and availability of $59.0 million, net of letters of credit outstanding of $12.8 million, as of November 2, 2013.

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company's obligations under the Loan Agreement. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the Loan Agreement, and such guarantees are joint and several.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Loan Agreement carries floating interest rates tied to the Eurodollar rate and the Prime rate and therefore, the Company's consolidated statements of operations and the consolidated statements of cash flows are exposed to changes in interest rates, which the Company does not believe to be material. The Company historically has not engaged in interest rate hedging activities.

        Currency Exchange Rates.    The Company historically has not been exposed to currency exchange rate risks regarding inventory purchases as such expenditures have been, and continue to be, denominated in U.S. Dollars.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of November 1, 2014, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the

effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Offer Letter and Employment Letter, dated as of October 24, 2014, between New York & Company, Inc. and John Worthington.
10.2
Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.
10.3
Post-Closing Letter to the Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.
10.4
Amendment No. 1 to Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Lerner New York Outlet, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.
10.5
Amendment No. 1 to Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.

10.6	Copyright Collateral Assignment and Security Agreement made by and among Lernco Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.
10.7
Patent Collateral Assignment and Security Agreement made by and among Lerner New York, Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A. as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2014.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2014.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 11, 2014.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 11, 2014