Form 10-K
period 2015-01-31
New York & Company, Inc.
filed 2015-04-16
CIK 1211351

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-32315

NEW YORK & COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-1031445 (I.R.S. Employer Identification No.)
330 West 34th Street, 9th Floor, NEW YORK, NEW YORK (Address of principal executive offices)	10001 (Zip Code)

(212) 884-2000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of August 1, 2014 was approximately $106.8 million, using the closing price per share of $3.32, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 31, 2015 was 64,269,744.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of January 31, 2015, the Company operated 504 stores in 43 states.

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

        The Company was founded in 1918 and operated as a subsidiary of L Brands, Inc. (NYSE: LB) ("L Brands"), formerly known as Limited Brands, Inc., from 1985 to 2002. New York & Company, Inc., formerly known as NY & Co. Group, Inc., was incorporated in the state of Delaware on November 8, 2002. It was formed to acquire all of the outstanding stock of Lerner New York Holding, Inc. ("Lerner Holding") and its subsidiaries from L Brands, an unrelated company. On November 27, 2002, Irving Place Capital, formerly known as Bear Stearns Merchant Banking, completed the acquisition of Lerner Holding and its subsidiaries from L Brands (the "acquisition of Lerner Holding"). On October 6, 2004, the Company completed an initial public offering and listed its common stock on the New York Stock Exchange.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended January 31, 2015, the 52-week year ended February 1, 2014, and the 53-week year ended February 2, 2013 are referred to herein as "fiscal year 2014," "fiscal year 2013," and "fiscal year 2012," respectively. The 52-week year ending January 30, 2016 is referred to herein as "fiscal year 2015."

The Company's Growth Strategies

        The Company's strategic initiatives include driving increases in net sales and comparable store sales in each channel of its business; increasing brand awareness and driving traffic to stores by attracting new customers and engaging existing customers; and growing the Company brand through key merchandise initiatives. In support of these strategic initiatives, the Company is opening new stores and optimizing its existing real estate portfolio to maximize sales and profitability. Also supporting the Company's strategic initiatives is its omni-channel retail strategy, which is to provide a seamless and consistent shopping experience across both store and eCommerce channels. The Company has experienced increases in traffic and net sales attributable to its omni-channel capabilities, which include the ability for customers to be in a store and order an item to be fulfilled either from another store or from the Company's eCommerce website and also allows a customer to order from the Company's eCommerce website and pick up the merchandise in-store. In addition, the Company has the ability to ship items from a store in order to fulfill a customer's order made through the eCommerce website. The Company plans to continue investing in omni-channel retail initiatives and believes this strategy will drive further increases in traffic and sales across all channels of the business.

        In addition, the Company remains focused on its key merchandise initiatives and core sub-brands—including the 7th Avenue Suiting, Love NY&C, Soho Jeans, and Eva Mendes Collection—and continues to grow the pant and denim categories. The Company believes that its sub-brand strategy differentiates it from its competitors and enables it to create a deeper emotional connection with its customers, which drives increased traffic to its stores and eCommerce website. By providing its customers fashion, quality and value with an appealing merchandise assortment at attractive price points, the Company believes it will continue to differentiate itself from competitors and maximize sales and profitability.

eCommerce Store

        The Company believes that its eCommerce store (www.nyandcompany.com) provides an effective means to reach its existing customers and, more importantly, attract new customers to the New York & Company brand. The eCommerce store is designed to cater to the customers' lifestyle needs by offering an easy shopping experience, while also increasing brand awareness. Based on the Company's future outlook for heightened awareness of the New York & Company brand and continued growth of online sales, the Company believes that it can continue to grow sales with its eCommerce store by broadening its online assortment with new product exclusives and expanded product extensions, enhancing its omni-channel retail capabilities, and optimizing the Company's digital marketing initiatives.

        One of the Company's top priorities is optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across both store and eCommerce channels. The Company believes that its omni-channel retail strategy improves the customers' shopping experiences, enhances brand image and increases customer loyalty. The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across both store and eCommerce channels.

Expand the New York & Company Store Base

        The New York & Company Outlet stores continue to be a highly productive and profitable channel for the Company. The Outlet stores offer a merchandise mix consisting of apparel and accessories that is exclusive to the Outlet stores, as well as merchandise that can be found at New York & Company stores, and clearance merchandise. Currently, Outlet exclusive merchandise represents over 75% of the Outlet business and this percentage is expected to continue to grow. The Company plans to continue opening a number of New York & Company Outlet stores each year, and believes over the long-term, the New York & Company Outlet business could grow to more than 100 locations. As of January 31, 2015, the Company operated 62 Outlet stores.

        The Company also plans to open a number of new New York & Company stores annually. The Company has targeted locations where it believes it can increase market penetration and operate highly profitable New York & Company stores.

Optimize the New York & Company Store Base

        The Company is continually focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling a portion of its existing stores annually. The reduction of non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores. In addition, the Company is leveraging selling square feet in existing locations by testing the conversion of a number of New York & Company stores to a side-by-side New York & Company store and an Eva Mendes boutique, as well as testing the conversion of a number of New York & Company stores to Outlet stores. The Company believes these store conversions will increase traffic, increase net sales and profitability.

Enhance Brand Image and Increase Customer Loyalty

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, customer service, and consistent marketing in-store and online through a variety of marketing channels. The Company believes that its combination of fashion apparel, most notably its wear-to-work and pant categories, and its sub-brand strategy combined with accessories and attractive price points differentiates its brand from its competitors and drives strong recognition and endorsement by its target customers. The Company continues to invest in the development of its brand through, among other things, direct mail marketing, Fashion Books, in-store marketing, digital marketing, e-mail and text messaging programs, social media—Facebook, Instagram, Twitter, Pinterest, and Google+, public relations programs and select advertising.

        In September 2014, the Company celebrated its one year anniversary of its Eva Mendes Collection, which is featured across the majority of the New York & Company store base. The Company plans to expand the Eva Mendes Collection to include Bridal and Footwear in select stores in fiscal year 2015. In addition, the Company will be running a TV commercial in limited markets for the Eva Mendes Spring 2015 Collection, which combines the energy of the modern city with the allure of old New York. The Company believes that the marketing and publicity around the Eva Mendes Collection has broadened awareness and interest in the New York & Company brand, building the strength of the brand.

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

        While the Company delivers selected new items every two to four weeks to its stores in order to keep the merchandise current and to keep customers engaged, new product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies in partnership with their planners, in addition to a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products directly from manufacturers and in some instances from importers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from approximately five countries, with China, Vietnam and Indonesia representing approximately 93% of all merchandise purchases during fiscal year 2014.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with L Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of L Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for suppliers, labor standards, and supply chain security. In addition, all of the factories that manufacture merchandise for the Company sign a master sourcing agreement that specifies their obligations with respect to quality and ethical business practices. IPS representatives visit apparel factories to ensure that the factory quality control associates understand and comply with the Company's requirements. The Company's independent buying agents and importers also conduct in-line factory and final quality audits.

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

Real Estate

        As of January 31, 2015, the Company operated 504 stores in 43 states, with an average of 5,153 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are primarily located in medium to large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2010	576	22	(43)	8	555
2011	555	—	(23)	11	532
2012	532	18	(31)	13	519
2013	519	8	(20)	7	507
2014	507	12	(15)	11	504

 Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net reduction of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2010	3,193,602	74,830	(230,435)	(11,514)	3,026,483
2011	3,026,483	—	(123,978)	(29,069)	2,873,436
2012	2,873,436	64,224	(175,483)	(36,904)	2,725,273
2013	2,725,273	30,445	(106,256)	(12,388)	2,637,074
2014	2,637,074	46,161	(74,478)	(11,769)	2,596,988

Store Count by State as of January 31, 2015

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	10	Maine	1	North Dakota	1
Arizona	8	Maryland	17	Ohio	22
Arkansas	2	Massachusetts	9	Oklahoma	3
California	49	Michigan	11	Pennsylvania	34
Colorado	6	Minnesota	6	Rhode Island	2
Connecticut	7	Mississippi	4	South Carolina	13
Delaware	2	Missouri	11	South Dakota	1
Florida	30	Nebraska	2	Tennessee	11
Georgia	18	Nevada	4	Texas	45
Illinois	20	New Hampshire	1	Utah	2
Indiana	6	New Jersey	30	Virginia	21
Iowa	1	New Mexico	1	Washington	1
Kansas	2	New York	47	West Virginia	3
Kentucky	8	North Carolina	19	Wisconsin	6
Louisiana	7

				Grand Total	504

        Site Selection.    The Company's real estate department is responsible for new store site selection. While selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        The Company plans to open a number of new New York & Company Outlet stores each year. Each Outlet store is approximately 3,000 to 4,000 selling square feet. New York & Company Outlet stores offer a merchandise mix consisting of apparel and accessories that is exclusive to the Outlet stores, as well as merchandise that can be found at New York & Company stores, and clearance merchandise. Currently, Outlet exclusive merchandise represents over 75% of the Outlet business and this percentage is expected to continue to grow.

        The Company also plans to open a number of new New York & Company stores each year, while relocating and remodeling a portion of its existing store base annually. Each New York & Company store is approximately 4,000 to 6,000 selling square feet.

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

        Inventory Management.    The Company's inventory management systems, which support the Company's omni-channel retail strategy, are designed to maximize merchandise profitability and increase inventory turns. The Company constantly monitors inventory turns on the selling floor and uses pricing and promotions to maximize sales and profitability and to achieve inventory turn goals. The Company has a refined inventory loss prevention program that is integrated with the store operations and finance departments of its business. This program includes electronic article surveillance systems in a majority of stores as well as the monitoring of merchandise returns, merchandise voids, employee sales and deposits, and educating store personnel on loss prevention.

        Field Sales Organization.    Store operations are organized into three regions and 38 districts. Each region is managed by a regional sales leader. The Company staffs approximately 38 district sales leaders, with each typically responsible for the sales and operations of 13 stores on average. Each store is typically staffed with a store manager and two additional support managers. Higher volume stores may have additional support managers as required. All stores are staffed with hourly sales associates. The Company has approximately 1,300 full-time in-store managers. The goal of the Company's field sales organization is to provide a memorable customer experience by creating an environment that is inspirational, exciting and fun. To accomplish this goal, the field sales organization is continuously engaged in various initiatives to improve talent assessment and acquisition processes, enhance brand education and communication training and increase engagement with the customer in-store to drive sales and profitability. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

        Store Sales Associates.    The Company typically employs between 4,000 and 6,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has well-established store operating policies and procedures and efficient point-of-sale ("POS") terminals and an in-store training program for all new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings. The Company offers its sales associates a discount to encourage them to wear the Company's apparel and accessories on the selling floor.

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its fashion apparel, most notably its wear-to-work and pant categories, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiates its brand from its competitors and drives strong brand recognition and endorsement by its target customers. Differentiating the Company's brand further are its key merchandise initiatives and core sub-brands—including the 7th Avenue Suiting, Love NY&C, Soho Jeans, and Eva Mendes Collection. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising. The Company continues to invest in the development of its brand through, among other things, direct mail marketing, Fashion Books, in-store marketing, digital marketing, e-mail and text messaging programs, social media—Facebook, Instagram, Twitter, Pinterest, and Google+, public relations programs and select advertising. The Company also makes investments to enhance the overall customer experience through opening new stores, remodeling existing stores, broadening its assortment online at www.nyandcompany.com, and focusing on customer service.

        The Company believes that it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers. The Company uses its customer database, which includes approximately five million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

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

Information Technology

        Information technology is a key component of the Company's business strategy and the Company is committed to utilizing technology to enhance its competitive position. The Company's information systems integrate data from field sales, eCommerce sales, design, merchandising, planning and distribution, and financial reporting functions. The Company's core business systems consist of both purchased and internally developed software, operating on Microsoft, Oracle, and IBM platforms. These systems are accessed over a company-wide network through which associates have access to many key business applications.

        Sales, cash deposit and related credit card information are electronically collected from the stores' POS terminals and eCommerce website on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, where permitted by law, the Company collects customer transaction data to grow and update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company's ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

        One of the Company's top priorities is optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across both store and eCommerce channels. The Company believes that its omni-channel retail strategy will improve its customers' shopping experiences, enhance brand image and increase customer loyalty. The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across both store and eCommerce channels.

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company differentiates itself from its competitors on the basis of its fashion apparel, most notably its wear-to-work and pant categories and its sub-brand strategy, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

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

Intellectual Property

        The Company believes that it has all of the registered trademarks it needs to protect its New York & Company®, NY&C®, City Style®, NY Style®, Soho Jeans®, Lerner®, and Lerner New York® brands and it vigorously enforces all of its trademark rights.

Employees and Labor Relations

        As of January 31, 2015, the Company had a total of 6,400 employees of which 1,740 were full-time employees and 4,660 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is currently being renegotiated in accordance with the terms of the agreement. Approximately 8% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

Government Regulation

        The Company is subject to federal and state minimum wage laws, as well as various business customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company's proprietary credit cards and the operation of retail stores and warehouse facilities. The Company undertakes to monitor changes in these laws and believes that it is in material compliance with applicable laws with respect to these practices. Congress also is considering cyber-security legislation that, if enacted, could impose additional obligations upon the Company.

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

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from approximately five countries, with China, Vietnam and Indonesia representing approximately 93% of all merchandise purchases during fiscal year 2014. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company is not able to respond to fashion trends in a timely manner, develop new merchandise or launch new product lines successfully, it may be left with unsold inventory, experience decreased profits or incur losses or suffer reputational harm to its brand image.

        The Company's success depends in part on management's ability to anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully identify or react to changing styles or trends and misjudges the market for its products or any new product lines, its sales may be lower, gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its financial condition and results of operations. The Company's brand image may also suffer if customers believe that it is no longer able to offer the latest fashions. The Company's Eva Mendes Collection is affiliated with a celebrity. If the Company experiences an unplanned interruption in the collaboration with Eva Mendes, for any number of reasons, it may result in a decrease in net sales and profitability.

Fluctuations in comparable store sales in any one of the Company's channels, including New York & Company stores, Outlets and eCommerce, or fluctuations in the Company's results of operations could cause the price of the Company's common stock to decline substantially.

        The Company's results of operations have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2005 through fiscal year 2014, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve consistency in its future sales and cannot ensure a high level of comparable store sales in the future.

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

        The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during this period could have a disproportionate effect on the Company's financial condition and results of operations. For further information related to seasonality and quarterly results, please refer to Note 13, "Quarterly Results," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

        The contract between the International Longshore and Warehouse Union and the operators of West Coast ports, through which the Company processes a portion of its products, expired on July 1, 2014. As a result, the Company's net sales and gross profit were negatively impacted during fiscal year 2014, and could continue to be negatively impacted, by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items. Continued slow-downs, disruptions or if a strike occurs in connection with such contract expiration or otherwise, it may have a material adverse effect on the Company's relationships with its customers and its business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings. The International Longshore and Warehouse Union and the operators of West Coast ports reached a tentative agreement, which longshore union members will now vote on. A final tally of the vote is scheduled for May 22, 2015.

The Company's manufacturers may be unable to manufacture and deliver products in a timely manner or meet its quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

        The Company purchases apparel and accessories directly from third-party manufacturers and in some instances from importers. The Company utilizes three major apparel vendors, which together represented approximately 76% of the Company's merchandise purchases during fiscal year 2014; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company's control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

The Company's growth strategy includes the addition of a number of new New York & Company Outlet stores and new New York & Company stores each year, while relocating and remodeling a portion of its existing store base annually. The Company may not be able to successfully implement this strategy on a timely basis or at all. In addition, the Company's growth strategy may strain its resources and cause the performance of its existing stores to suffer.

        The Company's growth strategy includes the addition of a number of new New York & Company Outlet stores and new New York & Company stores each year, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease and renewal terms, including the renegotiation of existing rent concessions, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. To the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its new stores through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

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

The Company's marketing efforts rely upon the use of customer information. Restrictions on the availability or use of customer information could adversely affect the Company's marketing program, which could result in lost sales and a decrease in profits.

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

The Company is subject to numerous laws and regulations, including federal and state minimum wage laws, that could affect its operations. Changes in such laws and regulations could affect its profitability and impact the operation of its business through delayed shipments of its goods, increased costs, fines or penalties.

        The Company is subject to federal and state minimum wage laws, healthcare legislation, various business customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of the Company's proprietary credit cards and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company's knowledge, or are violated by the Company's employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling laws or regulations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in these laws or regulations could result in increased costs to the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

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

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, NY&C, City Style, NY Style, Soho Jeans, Lerner, and Lerner New York and are protected in the United States and in some cases internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; response to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of its trademark portfolio in the United States; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiation and defense of opposition and/or cancellation proceedings, including discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

The Company relies on its information technology infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support the Company's information technology, cybersecurity and various business processes. The Company's business, reputation and brand image could suffer if its infrastructure fails to perform as intended.

        The Company relies on purchased or leased hardware and software licensed from third parties or internally developed in order to manage its business. The Company's ability to maintain and upgrade its information technology infrastructure is critical to the success of its business and the continued enhancement of its omni-channel retail strategy. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to the Company's infrastructure or loss of the right to use any of this hardware or software could affect the Company's operations, which could negatively affect the Company's business until corrected or until equivalent technology is either developed by the Company or, if available, is identified, obtained and integrated. In addition, the software underlying the Company's operations can contain undetected errors. The Company may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying the Company's operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to the Company's reputation which could adversely affect the Company's business, financial condition and results of operations. Furthermore, the Company's information systems initiatives and omni-channel retail strategy are complex and require managerial and financial expertise to implement successfully. If the Company is unable to successfully implement these initiatives or if the Company's customers are not provided with the intended benefits, the Company's financial condition and results of operations could be adversely affected.

        The Company and third parties that manage portions of the Company's secure data are subject to cybersecurity risks and incidents. The Company's business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and the Company's financial and strategic data. The protection of the Company's customer, employee and Company data is vitally important to the Company. While the Company has implemented measures to prevent and detect security breaches and cyber incidents, and continues to invest in the fortification of its information systems, networks and infrastructure, any failure of these measures and any failure of third parties that assist the Company in managing its secure data could adversely affect the Company's business, financial condition and results of operations.

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

The Company is subject to customer payment-related risks that could increase its operating costs, expose it to fraud or theft, subject it to potential liability and potentially disrupt its business.

        The Company accepts payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, its private label credit cards and gift cards. Acceptance of these payment options subjects the Company to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The payment card industry has set October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept chip-and-PIN card transactions. The Company expects to implement the chip-and-PIN technology and receive certification sometime before or during the second quarter of 2016, however, final certification is subject to the time availability of third-party service providers, which the Company has no control over. As a result, in the event of a data breach following the October 2015 deadline but before the implementation and certification of the chip-and-PIN technology, the Company may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or its ability to accept or facilitate certain types of payments may be impaired. The payment methods that the Company offers also subject it to potential fraud and theft by criminals. As a result, a data breach could have a material adverse effect on the Company's brand image, results of operations and financial condition.

The covenants in the Company's credit facilities, including its revolving credit facility and long-term debt, impose restrictions that may limit its operating and financial flexibility.

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

        In addition, the Company's credit facilities include other and more restrictive covenants and prohibit it from prepaying its other indebtedness while indebtedness under its credit facilities are outstanding. The agreement governing the Company's credit facilities also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company's ability to comply with these ratios may be affected by events beyond the Company's control.

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

        A breach of any of these restrictive covenants or the Company's inability to comply with the required financial ratios could result in a default under the agreement governing its credit facilities. If a default occurs, the lender under the credit facilities may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable.

        The lender also has the right in these circumstances to terminate any commitments the lender has to provide further borrowings. If the Company is unable to repay outstanding borrowings when due, the lender under the credit facilities also has the right to proceed against the collateral, including the Company's available cash, granted to the lender to secure the indebtedness.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 3.3 million total gross square feet as of January 31, 2015, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company moved its corporate headquarters to in December 2014 prior to the expiration of its previous lease at 450 West 33rd Street, New York, New York on January 15, 2015. The lease for the new corporate headquarters expires in 2030. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 31, 2015 was 176. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2014
Fourth quarter	$3.25	$2.22
Third quarter	$3.63	$2.71
Second quarter	$4.42	$3.29
First quarter	$5.10	$4.08
Fiscal Year 2013
Fourth quarter	$5.50	$4.00
Third quarter	$6.31	$4.64
Second quarter	$6.87	$4.37
First quarter	$5.02	$3.59

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

Performance Graph

        The following graph shows a comparison of the cumulative total return on an initial investment of $100 on January 30, 2010 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

*
$100 invested on 1/30/10 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Issuer Sales of Equity Securities

        During fiscal year 2014, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plans or programs.

Issuer Purchases of Equity Securities

        The Company neither purchased any shares of its common stock during the fourth quarter of fiscal year 2014 nor has it made any plans or established any programs to purchase any shares of its common stock.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended January 31, 2015, referred to as "fiscal year 2014," the 52-week fiscal year ended February 1, 2014, referred to as "fiscal year 2013," the 53-week fiscal year ended February 2, 2013, referred to as "fiscal year 2012," the 52-week fiscal year ended January 28, 2012, referred to as "fiscal year 2011," and the 52-week fiscal year ended January 29, 2011, referred to as "fiscal year 2010," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2014 (52-weeks)	Fiscal Year 2013 (52-weeks)	Fiscal Year 2012 (53-weeks)	Fiscal Year 2011 (52-weeks)	Fiscal Year 2010 (52-weeks)
Statements of operations data:
Net sales	$923,332	$939,163	$966,434	$956,456	$1,021,699
Cost of goods sold, buying and occupancy costs	673,557	674,793	701,613	734,838	788,378

Gross profit	249,775	264,370	264,821	221,618	233,321
Selling, general and administrative expenses(1)	265,371	261,293	262,569	257,188	298,419
Restructuring charges(2)	—	—	—	—	1,281

Operating (loss) income	(15,596)	3,077	2,252	(35,570)	(66,379)
Interest expense, net of interest income	573	369	360	495	697
Loss on modification and extinguishment of debt	—	—	—	144	—

Loss (income) from continuing operations before income taxes	(16,169)	2,708	1,892	(36,209)	(67,076)
Provision (benefit) for income taxes(3)	716	314	(208)	2,728	9,466

(Loss) income from continuing operations	(16,885)	2,394	2,100	(38,937)	(76,542)
Income from discontinued operations, net of taxes	—	—	—	—	81

Net (loss) income	$(16,885)	$2,394	$2,100	$(38,937)	$(76,461)

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(0.27)	$0.04	$0.03	$(0.64)	$(1.29)
Basic earnings per share from discontinued operations	—	—	—	—	—

Basic (loss) earnings per share	$(0.27)	$0.04	$0.03	$(0.64)	$(1.29)

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share from continuing operations	$(0.27)	$0.04	$0.03	$(0.64)	$(1.29)
Diluted earnings per share from discontinued operations	—	—	—	—	—

Diluted (loss) earnings per share	$(0.27)	$0.04	$0.03	$(0.64)	$(1.29)

Weighted average shares outstanding:
Basic shares of common stock	62,825	62,313	61,516	60,824	59,443

Diluted shares of common stock	62,825	63,240	62,164	60,824	59,443

(amounts in thousands)	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Balance sheet data (at period end):
Cash and cash equivalents	$69,293	$69,723	$60,933	$50,787	$77,392
Working capital	$46,531	$52,418	$41,055	$27,267	$45,295
Total assets	$301,880	$288,753	$292,680	$299,791	$355,210
Capital lease obligation	$2,165	$—	$—	$—	$—
Total long-term debt(4)	$14,750	$—	$—	$—	$7,500
Stockholders' equity	$99,359	$113,215	$106,252	$100,105	$133,837

(1)
Fiscal year 2014 includes $9.2 million of non-operating charges. For further information related to the non-operating charges in fiscal year 2014, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" section below.

(2)
During fiscal year 2010, the Company exited an underperforming test accessories concept consisting of five stores. In connection with the exit of this concept, the Company recorded pre-tax restructuring charges totaling $2.1 million, of which $1.3 million is reported in "Restructuring charges" and $0.8 million is reported in "Cost of goods sold, buying and occupancy costs" on the Company's consolidated statements of operations.

(3)
The income tax provision in fiscal year 2010, despite the loss from continuing operations, is primarily due to the following: (i) a $44.8 million valuation allowance against the company's deferred tax assets as of January 30, 2010 plus deferred tax assets generated by the fiscal year 2010 loss, (ii) a $6.1 million tax benefit recorded during the third quarter of fiscal year 2010 related primarily to a change in accounting methods for tax purposes, which resulted in a reduction of the depreciable lives of certain assets, and a refund of amounts previously paid with a corresponding adjustment to the Company's valuation allowance against its deferred tax assets, and (iii) a $1.9 million benefit resulting from other tax related items. For further information related to the deferred tax valuation allowance, please refer to Note 11, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(4)
On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A., as Agent and Term Loan Agent and the lenders party thereto. For further information related to the Fourth Amended and Restated Loan and Security Agreement, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" section below.

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

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of January 31, 2015, the Company operated 504 stores in 43 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended January 31, 2015, the 52-week year ended February 1, 2014, and the 53-week year ended February 2, 2013 are referred to herein as "fiscal year 2014," "fiscal year 2013," and "fiscal year 2012," respectively. The 52-week year ending January 30, 2016 is referred to herein as "fiscal year 2015."

Fiscal Year 2014 Summary

        The Company remained focused on its strategic initiatives during fiscal year 2014, which include driving increases in net sales and comparable store sales growth in each channel of its business; increasing brand awareness and driving traffic to stores by attracting new customers and engaging existing customers; and growing the Company brand through key merchandise initiatives. In support of these strategic initiatives, the Company is opening new outlet stores and optimizing its existing real estate portfolio to maximize sales and profitability. Furthermore, the Company believes its omni-channel retail initiatives will continue to drive traffic and increase sales across both store and eCommerce channels. In addition, the Company remains focused on its key merchandise initiatives and core sub-brands—including the 7th Avenue Suiting, Love NY&C, Soho Jeans, and Eva Mendes Collection—and continues to grow the pant and denim categories.

        In September 2014, the Company celebrated its one year anniversary of its Eva Mendes Collection, which is featured across the majority of the New York & Company store base. The Company plans to expand the Eva Mendes Collection to include Bridal and Footwear in select stores in fiscal year 2015.

        Net sales for fiscal year 2014 were $923.3 million, as compared to $939.2 million for fiscal year 2013. Comparable store sales for fiscal year 2014 decreased 1.0%, as compared to an increase of 1.1% for fiscal year 2013. Sales from the Company's eCommerce store are included in comparable store sales. During fiscal year 2014, the Company's eCommerce and Outlet channels continued to expand, experiencing a 22% and 16% increase in net sales, respectively, as compared to fiscal year 2013. During fiscal year 2014, eCommerce and Outlets represented 11.6% and 10.9%, respectively, of total net sales, as compared to 9.3% and 9.2%, respectively, of total net sales during fiscal year 2013. In the New York & Company Outlet stores, outlet exclusive merchandise has grown to over 75% of the Outlet business.

        The contract between the International Longshore and Warehouse Union and the operators of West Coast ports, through which the Company processes a portion of its products, expired on July 1, 2014. As a result, the Company's net sales and gross profit were negatively impacted during fiscal year 2014, and could continue to be negatively impacted, by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items. At January 31, 2015, total inventory was up 12.4%, as compared to February 1, 2014, reflecting higher levels of in-store inventory and in-transit inventory as the Company executed its contingency plans related to the uncertainty regarding a potential work stoppage by the International Longshore and Warehouse Union. The International Longshore and Warehouse Union and the operators of West Coast ports reached a tentative agreement, which longshore union members will now vote on. A final tally of the vote is scheduled for May 22, 2015.

        During fiscal year 2014, the Company opened 11 new Outlet stores and 1 New York & Company store, closed 15 stores, and remodeled 11 existing stores, ending the year with 504 stores, including 62 Outlet stores and 2.6 million selling square feet. The Company believes over the long term, the New York & Company Outlet business could grow to over 100 locations.

        Strengthening its omni-channel retail strategy during fiscal year 2014, the Company expanded the capabilities of its 'Ask Us' program, which allows customers to be in a store and order an item to be fulfilled either from another store or from the Company's eCommerce website. The expanded capabilities allow customers to order from the Company's eCommerce website and pick up the merchandise in-store. In addition, the Company has the ability to ship items from a store in order to fulfil a customer's order made through the New York & Company website.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company moved its corporate headquarters to in December 2014 prior to the expiration of its previous lease at 450 West 33rd Street, New York, New York on January 15, 2015. The lease for the new corporate headquarters expires in 2030.

        On October 24, 2014, the Company amended its existing credit facility with Wells Fargo Bank, N.A. The amendments provide for, but are not limited to: (i) an extension of the term of its $100 million credit facility to October 24, 2019; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters and for general corporate purposes. For further information related to the Fourth Amended and Restated Loan and Security Agreement, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" section below.

        During the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure (the "business re-engineering program"). In November 2014, the Company initiated an organizational realignment in connection with the business analysis performed. As a result of the organizational changes made, the Company expects to save $9 million to $10 million in annual payroll and related costs in fiscal year 2015 and thereafter. The Company expects to reinvest a portion of these savings into its growth strategies discussed in "Item 1. Business" of this Annual Report on Form 10-K. For further information related to the business re-engineering program, please refer to Note 13, "Quarterly Results" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Looking forward to fiscal year 2015, the Company's strategic priorities remain unchanged. The Company will continue to focus on providing its customers with great fashion, style, quality and value, leveraging its "best at pant" advantage into denim and activewear while expanding its Eva Mendes Collection. At the same time, the Company will continue to invest in marketing through the use of television, digital, social media and public relations in order to create a deeper emotional connection to the brand, in support of increasing traffic and its customer base in order to drive sales. The Company also expects to maintain its expense discipline, and reinvest a portion of the savings resulting from the business re-engineering program discussed above into initiatives to increase net sales and comparable store sales in each channel of its business.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2014, fiscal year 2013 and fiscal year 2012:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.9%	71.9%	72.6%

Gross profit	27.1%	28.1%	27.4%
Selling, general and administrative expenses	28.8%	27.8%	27.2%

Operating (loss) income	(1.7)%	0.3%	0.2%
Interest expense, net	0.1%	—%	—%

(Loss) income before income taxes	(1.8)%	0.3%	0.2%
Provision (benefit) for income taxes	—%	—%	—%

Net (loss) income	(1.8)%	0.3%	0.2%

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales (decrease) increase	(1.0)%	1.1%	0.1%
Net sales per average selling square foot(1)	$353	$350	$345
Net sales per average store(2)	$1,825	$1,831	$1,837
Average selling square footage per store(3)	5,153	5,201	5,251

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2014		Fiscal Year 2013		Fiscal Year 2012
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	507	2,637,074	519	2,725,273	532	2,873,436
New stores	12	46,161	8	30,445	18	64,224
Closed stores	(15)	(74,478)	(20)	(106,256)	(31)	(175,483)
Net impact of remodeled stores on selling square feet	—	(11,769)	—	(12,388)	—	(36,904)

Stores open, end of period	504	2,596,988	507	2,637,074	519	2,725,273

Fiscal Year 2014 Compared to Fiscal Year 2013

        Net Sales.    Net sales for fiscal year 2014 were $923.3 million, as compared to $939.2 million for fiscal year 2013. Comparable store sales for fiscal year 2014 decreased 1.0%, as compared to an increase of 1.1% for fiscal year 2013. In the comparable store base, average dollar sales per transaction decreased by 1.6%, while the number of transactions per average store increased by 0.6%, as compared to fiscal year 2013. Net sales from the eCommerce and Outlet channels increased 22% and 16%, respectively, in fiscal year 2014, as compared to fiscal year 2013. Contributing to the decrease in net sales was the Company's lower store base throughout fiscal year 2014, as compared to fiscal year 2013.

        As a result of the ongoing contract negotiation between the International Longshore and Warehouse Union and the operators of West Coast ports, through which the Company processes a portion of its products, the Company's net sales and gross profit during fiscal year 2014 were negatively impacted, and could continue to be negatively impacted, by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items.

        Gross Profit.    Gross profit for fiscal year 2014 was $249.8 million, or 27.1% of net sales, as compared to $264.4 million, or 28.1% of net sales, in fiscal year 2013. The decline in gross profit as a percentage of net sales during fiscal year 2014, as compared to fiscal year 2013, was due to a 110 basis point decrease in merchandise margin, primarily attributable to a higher level of markdowns, in addition to increased freight and shipping costs, partially offset by reduced product costs and a 10 basis point decrease in buying and occupancy costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $265.4 million, or 28.8% of net sales, for fiscal year 2014, as compared to $261.3 million, or 27.8% of net sales, for fiscal year 2013. The increase in selling, general, and administrative expenses as a percentage of net sales during fiscal year 2014, as compared to fiscal year 2013, was primarily the result of $9.2 million of non-operating charges, as well as increased marketing expenses, partially offset by a decrease in performance-based compensation expense. The $9.2 million of non-operating charges in fiscal year 2014 include the following: $4.1 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $3.0 million of severance expense and $1.7 million of consulting fees incurred in connection with the business re-engineering program described in the "Overview" section above, and $0.4 million of legal and other expenses. As a result of the business re-engineering program, the Company recognized approximately $1.5 million of savings in payroll and related costs during the fourth quarter of fiscal year 2014. There were no non-operating charges recorded during fiscal year 2013.

        In addition, during fiscal years 2014 and 2013, the Company recorded $0.9 million and $0.5 million of non-cash asset impairment charges in selling, general and administrative expenses, respectively, related to underperforming stores.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for fiscal year 2014 was $15.6 million, or 1.7% of net sales, as compared to operating income of $3.1 million, or 0.3% of net sales, during fiscal year 2013.

        Interest Expense, Net.    Net interest expense was $0.6 million and $0.4 million during fiscal year 2014 and fiscal year 2013, respectively.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 11, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net (Loss) Income.    For the reasons discussed above, net loss was $16.9 million, or 1.8% of net sales, for fiscal year 2014. This compares to net income of $2.4 million, or 0.3% of net sales, for fiscal year 2013.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $261.3 million, or 27.8% of net sales, for fiscal year 2013, as compared to $262.6 million, or 27.2% of net sales, for fiscal year 2012. The increase in selling, general, and administrative expenses as a percentage of net sales during fiscal year 2013, as compared to fiscal year 2012, was a result of increased marketing expenses and unfavorable insurance claims, partially offset by a decrease in performance-based compensation expense. During fiscal years 2013 and 2012, the Company recorded $0.5 million and $0.6 million of non-cash asset impairment charges in selling, general and administrative expenses, respectively, related to underperforming stores.

        Operating (Loss) Income.    For the reasons discussed above, operating income for fiscal year 2013 was $3.1 million, or 0.3% of net sales, as compared to operating income of $2.3 million, or 0.2% of net sales, during fiscal year 2012.

        Interest Expense, Net.    Net interest expense was $0.4 million during fiscal year 2013 and fiscal year 2012.

        Provision (Benefit) for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the second quarter of fiscal year 2010. For further information related to the deferred tax valuation allowance, please refer to Note 11, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net (Loss) Income.    For the reasons discussed above, net income was $2.4 million, or 0.3% of net sales, for fiscal year 2013. This compares to net income of $2.1 million, or 0.2% of net sales, for fiscal year 2012.

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

(Amounts in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Cash and cash equivalents	$69,293	$69,723	$60,933
Working capital	$46,531	$52,418	$41,055

(Amounts in thousands)	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Net cash provided by operating activities	$12,000	$27,888	$27,380
Net cash used in investing activities	$(26,527)	$(18,836)	$(17,329)
Net cash provided by (used in) financing activities	$14,097	$(262)	$95

Net (decrease) increase in cash and cash equivalents	$(430)	$8,790	$10,146

Operating Activities

        Net cash provided by operating activities was $12.0 million during fiscal year 2014, as compared to $27.9 million during fiscal year 2013. The decrease in cash provided by operating activities during fiscal year 2014, as compared to fiscal year 2013, is primarily due to a $19.3 million decrease in net income, as compared to fiscal year 2013, reflecting a decrease in net sales and the inclusion of $9.2 million of non-operating charges in fiscal year 2014, as described in the "Results of Operations" section above. There were no non-operating charges recorded during fiscal year 2013.

        Net cash provided by operating activities was $27.9 million during fiscal year 2013, as compared to $27.4 million during fiscal year 2012. The increase in cash provided by operating activities during fiscal year 2013, as compared to fiscal year 2012, is primarily due to an increase in net income, as compared to fiscal year 2012, reflecting the execution of the Company's strategic initiatives combined with stringent cost controls and benefits recognized from prior store lease negotiations.

Investing Activities

        Net cash used in investing activities was $26.5 million, $18.8 million, and $17.3 million, during fiscal year 2014, fiscal year 2013, and fiscal year 2012, respectively. The $7.7 million increase in fiscal year 2014, as compared to fiscal year 2013, is primarily due to $5.9 million of capital expenditures related to the build-out of the Company's new corporate headquarters and the related information technology infrastructure. In addition, during fiscal year 2014, capital spending of $16.1 million was related to the opening of 11 new Outlet stores, and 1 New York & Company store, and the remodeling of 11 existing locations. The Company also invested $4.8 million in non-store capital projects, which principally represent information technology to enhance its omni-channel capabilities and eCommerce website. These investments were partially offset by $0.3 million of insurance recoveries.

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

        For fiscal year 2015, capital expenditures are expected to range between $28 million and $30 million, which includes the carryforward of $6.2 million of planned expenditures from fiscal year 2014 for the build-out of the corporate headquarters and information technology. In total, fiscal year 2015 capital expenditures reflect the build-out of the Company's new corporate headquarters, continued investments in the Company's information technology infrastructure, including its eCommerce website, and real estate spending to support the opening of new Outlet stores and New York & Company stores, along with remodels. In fiscal year 2015, the Company expects to open approximately 3 new New York & Company stores, open between 11 and 15 new Outlet stores, convert 9 New York & Company stores to new Outlet stores, remodel between 8 and 12 existing stores and close between 18 and 22 stores, ending the fiscal year with between 496 and 504 stores, including between 82 and 86 Outlet stores.

Financing Activities

        Net cash provided by financing activities was $14.1 million in fiscal year 2014, as compared to net cash used in financing activities of $0.3 million in fiscal year 2013, and net cash provided by financing activities of $0.1 million in fiscal year 2012. Net cash used in financing activities for fiscal year 2014 consisted of $15.0 million of proceeds from the Term Loan and $0.3 million of proceeds from the exercise of stock options, partially offset by the payment of $0.6 million of financing costs, $0.3 million for the quarterly repayment of the Term Loan, $0.3 million of shares withheld for payment of employee payroll taxes, and $0.1 million for payments on a capital lease obligation. Net cash used in financing activities for fiscal year 2013 consisted of $0.8 million of shares withheld for payment of employee payroll taxes and $0.5 million provided by proceeds from the exercise of stock options. Net cash provided by financing activities for fiscal year 2012 consisted of $0.1 million of proceeds from the exercise of stock options.

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

        The amendments to the Previous Agreement provide for, but are not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2019; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters and for general corporate purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of January 31, 2015, the Company had availability under its revolving credit facility of $30.0 million, net of letters of credit outstanding of $19.8 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014. Included in the $19.8 million of letters of credit outstanding at January 31, 2015 are $0.7 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters, which represents the $8.0 million increase from February 1, 2014, and certain insurance contracts.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2015.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of January 31, 2015:

		Payments Due by Period(5)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$14,750	$1,000	$2,000	$11,750	$—
Capital leases(2)	2,405	506	1,012	887	—
Operating leases(3)	496,537	97,574	129,411	73,823	195,729
Purchase obligations(4)	95,727	92,477	3,250	—	—

Total contractual obligations	$609,419	$191,557	$135,673	$86,460	$195,729

(1)
Does not include any scheduled interest payments.

(2)
Represents future minimum lease payments under capital leases as of January 31, 2015.

(3)
Represents future minimum lease payments under non-cancelable operating leases as of January 31, 2015. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2014, CAM charges and real estate taxes were $59.3 million and other landlord charges were $4.6 million.

(4)
Represents purchase orders for inventory and construction commitments for stores not yet received or recorded on the consolidated balance sheet, as well as contractual obligations for distribution and logistics services used in the normal course of business, and fees related to the Company's collaboration with Eva Mendes.

(5)
Not included in the above table are net potential cash obligations of $3.9 million associated with unrecognized tax benefits and $2.7 million associated with an underfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the underfunded pension liability, please refer to Note 11, "Income Taxes" and Note 7, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of January 31, 2015:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$688	$688	$—	$—	$—
Standby letters of credit(1)	19,125	19,125	—	—	—

Total commercial commitments	$19,813	$19,813	$—	$—	$—

(1)
Issued under its revolving credit facility. Standby letters of credit primarily relate to the Company's new corporate headquarters and certain insurance contracts. At January 31, 2015, there were no outstanding borrowings under the revolving credit facility.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. For further information related to the impairment of long-lived assets, please refer to Note 5, "Property and Equipment," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Intangible Assets.    The Company follows ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company's fiscal year 2014, fiscal year 2013 and fiscal year 2012 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The calculation of estimated fair values used in the evaluation of long-lived assets and intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

        For further information related to deferred tax assets and the related valuation allowance, please refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Adjusted Eurodollar Rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of January 31, 2015, the Company had no borrowings outstanding under its credit facility. The Company's long-term debt carries a floating interest rate that is tied to the Adjusted Eurodollar Rate and therefore, a 1.0% increase in interest rates would increase interest expense by approximately $0.1 million annually. The Company historically has not engaged in interest rate hedging activities.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of January 31, 2015, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2015.

        The Company's independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear on pages 46 and 47 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 2015.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 2015.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 2015.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Annual Report:

1.
The following consolidated financial statements of the Company are filed as part of this Annual Report:

•
Reports of Independent Registered Public Accounting Firm;

•
Consolidated Statements of Operations;

•
Consolidated Statements of Comprehensive (Loss) Income;

•
Consolidated Balance Sheets;

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2012	Sales Return Reserve	$1,397	$36,864	$36,658	$1,603
2013	Sales Return Reserve	$1,603	$33,277	$33,461	$1,419
2014	Sales Return Reserve	$1,419	$32,861	$32,767	$1,513
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2015.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 16, 2015
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 16, 2015
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 16, 2015
/s/ JILL BERAUD Jill Beraud	Director	April 16, 2015
/s/ DAVID H. EDWAB David H. Edwab	Director	April 16, 2015
/s/ JAMES O. EGAN James O. Egan	Director	April 16, 2015

Name	Title	Date

/s/ JOHN D. HOWARD John D. Howard	Director	April 16, 2015
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 16, 2015
/s/ MICHELLE PEARLMAN Michelle Pearlman	Director	April 16, 2015
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 16, 2015
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 16, 2015

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2015 and our report dated April 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 16, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 16, 2015

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended January 31, 2015 (52-weeks)	Fiscal year ended February 1, 2014 (52-weeks)	Fiscal year ended February 2, 2013 (53-weeks)
Net sales	$923,332	$939,163	$966,434
Cost of goods sold, buying and occupancy costs	673,557	674,793	701,613

Gross profit	249,775	264,370	264,821
Selling, general and administrative expenses	265,371	261,293	262,569

Operating (loss) income	(15,596)	3,077	2,252
Interest expense, net of interest income of $5, $8 and $17, respectively	573	369	360

(Loss) income before income taxes	(16,169)	2,708	1,892
Provision (benefit) for income taxes	716	314	(208)

Net (loss) income	$(16,885)	$2,394	$2,100

Basic (loss) earnings per share	$(0.27)	$0.04	$0.03

Diluted (loss) earnings per share	$(0.27)	$0.04	$0.03

Weighted average shares outstanding:
Basic shares of common stock	62,825	62,313	61,516

Diluted shares of common stock	62,825	63,240	62,164

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)	Fiscal year ended January 31, 2015 (52-weeks)	Fiscal year ended February 1, 2014 (52-weeks)	Fiscal year ended February 2, 2013 (53-weeks)
Net (loss) income	$(16,885)	$2,394	$2,100
Other comprehensive (loss) income:
Change in minimum pension liability, net of taxes of $(429), $385 and $33, respectively	(1,075)	965	83

Comprehensive (loss) income	$(17,960)	$3,359	$2,183

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$69,293	$69,723
Restricted cash	1,509	—
Accounts receivable	7,406	7,026
Income taxes receivable	99	99
Inventories, net	93,791	83,479
Prepaid expenses	20,581	21,141
Other current assets	1,121	1,280

Total current assets	193,800	182,748
Property and equipment, net	84,374	83,553
Intangible assets	14,879	14,879
Deferred income taxes	6,660	6,501
Other assets	2,167	1,072

Total assets	$301,880	$288,753

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$1,000	$—
Accounts payable	86,481	75,874
Accrued expenses	52,418	46,880
Income taxes payable	710	1,075
Deferred income taxes	6,660	6,501

Total current liabilities	147,269	130,330
Long-term debt, net of current portion	13,750	—
Deferred rent	35,169	39,925
Other liabilities	6,333	5,283

Total liabilities	202,521	175,538
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,236 and 64,467 shares issued and 64,236 and 63,467 shares outstanding at January 31, 2015 and February 1, 2014, respectively	65	64
Additional paid-in capital	174,609	170,506
Retained deficit	(69,112)	(52,227)
Accumulated other comprehensive loss	(2,806)	(1,731)
Treasury stock at cost; 1,000 shares at January 31, 2015 and February 1, 2014	(3,397)	(3,397)

Total stockholders' equity	99,359	113,215

Total liabilities and stockholders' equity	$301,880	$288,753

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended January 31, 2015 (52-weeks)	Fiscal year ended February 1, 2014 (52-weeks)	Fiscal year ended February 2, 2013 (53-weeks)
Operating activities
Net (loss) income	$(16,885)	$2,394	$2,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,315	32,719	34,909
Loss from impairment charges	911	524	556
Amortization of deferred financing costs	131	119	119
Share-based compensation expense	4,089	3,866	3,869
Changes in operating assets and liabilities:
Restricted cash	(1,509)	—	—
Accounts receivable	(380)	1,190	(947)
Income taxes receivable	—	389	(11)
Inventories, net	(10,312)	(3,281)	1,130
Prepaid expenses	560	326	(410)
Accounts payable	10,607	1,464	2,113
Accrued expenses	5,538	(2,167)	(3,415)
Income taxes payable	(365)	86	(2,075)
Deferred rent	(4,756)	(8,909)	(8,293)
Other assets and liabilities	(2,944)	(832)	(2,265)

Net cash provided by operating activities	12,000	27,888	27,380
Investing activities
Capital expenditures	(26,781)	(18,836)	(18,144)
Insurance recoveries	254	—	815

Net cash used in investing activities	(26,527)	(18,836)	(17,329)
Financing activities
Proceeds from long-term debt	15,000	—	—
Repayment of debt	(250)	—	—
Payment of financing costs	(566)	—	—
Proceeds from exercise of stock options	299	510	95
Shares withheld for payment of employee payroll taxes	(284)	(772)	—
Principal payment on capital lease obligation	(102)	—	—

Net cash provided by (used in) financing activities	14,097	(262)	95
Net (decrease) increase in cash and cash equivalents	(430)	8,790	10,146
Cash and cash equivalents at beginning of period	69,723	60,933	50,787

Cash and cash equivalents at end of period	$69,293	$69,723	$60,933

Cash paid during the period for interest	$371	$259	$258

Cash paid during the period for taxes	$1,390	$403	$2,289

Non-cash capital lease transaction	$2,267	$—	$—

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 28, 2012	62,053	$62	1,000	$(3,397)	$162,940	$(56,721)	$(2,779)	$100,105
Issuance of common stock upon exercise of stock options and stock appreciation rights	362	2	—	—	93	—	—	95
Restricted stock issued	469	—	—	—	—	—	—	—
Restricted stock forfeits	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,869	—	—	3,869
Net income	—	—	—	—	—	2,100	—	2,100
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	83	83

Comprehensive income, net of tax	—	—	—	—	—	—	—	2,183

Balance at February 2, 2013	62,884	$64	1,000	$(3,397)	$166,902	$(54,621)	$(2,696)	$106,252
Issuance of common stock upon exercise of stock options and stock appreciation rights	300	—	—	—	510	—	—	510
Restricted stock issued and vesting of units	651	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(368)	—	—	—	(772)	—	—	(772)
Share-based compensation expense	—	—	—	—	3,866	—	—	3,866
Net income	—	—	—	—	—	2,394	—	2,394
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	965	965

Comprehensive income, net of tax	—	—	—	—	—	—	—	3,359

Balance at February 1, 2014	63,467	$64	1,000	$(3,397)	$170,506	$(52,227)	$(1,731)	$113,215
Issuance of common stock upon exercise of stock options and stock appreciation rights	116	1	—	—	298	—	—	299
Restricted stock issued and vesting of units	832	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(179)	—	—	—	(284)	—	—	(284)
Share-based compensation expense	—	—	—	—	4,089	—	—	4,089
Net loss	—	—	—	—	—	(16,885)	—	(16,885)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,075)	(1,075)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(17,960)

Balance at January 31, 2015	64,236	$65	1,000	$(3,397)	$174,609	$(69,112)	$(2,806)	$99,359

See accompanying notes.

New York & Company, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

1. Organization and Basis of Presentation of Financial Statements

        New York & Company, Inc. (together with its subsidiaries, collectively the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 31, 2015, the Company operated 504 stores in 43 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended January 31, 2015 ("fiscal year 2014"), 52-weeks ended February 1, 2014 ("fiscal year 2013"), and the 53-weeks ended February 2, 2013 ("fiscal year 2012"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment and all of its revenues are generated in the United States.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

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

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2014-15 to have an impact on the Company's financial position or results of operations.

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

January 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        During fiscal year 2014, fiscal year 2013, and fiscal year 2012 the Company recorded breakage revenue for gift cards and merchandise credits of $0.8 million, $1.1 million, and $5.1 million, respectively. Included in the $5.1 million of breakage revenue in fiscal year 2012 is $4.3 million of breakage revenue that resulted from the Company revising its estimates of redemption rates and the period over which breakage is recognized for merchandise credits based on historical redemption patterns.

Reserve for Returns

        The Company reserves for sales returns through reductions in sales and gross margin based upon historical merchandise returns experience and current sales levels.

Fair Value Measurements and Financial Instruments

        The Company measures fair value in accordance with ASC 820 Topic, "Fair Value Measurements" ("ASC 820"). ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At January 31, 2015, the

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

2. Summary of Significant Accounting Policies (Continued)

carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash in banks, cash on-hand, and all short-term investments with an original maturity of three months or less when purchased.

Restricted Cash

        As of January 31, 2015, the Company had $1.5 million in restricted cash related to its new corporate headquarters, which it expects to release to the lessor during the next eight months. For further information related to the new corporate headquarters, please refer to Note 6, "Commitments and Contingencies."

Inventories

        Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method.

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 31, 2015 and February 1, 2014, the deferred lease liability was $35.2 million and $39.9 million, respectively, and is reported as "Deferred rent" on the consolidated balance sheets.

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        The estimated useful lives of property and equipment, for financial statement purposes, are as follows:

Depreciable Fixed Assets	Useful Life
Land	—
Store fixtures and equipment	3 - 10 years
Office furniture, fixtures and equipment	3 - 15 years
Software	5 years
Leasehold improvements	Lesser of the useful life or the term of the lease

Cost of Goods Sold, Buying and Occupancy Costs

        Cost of goods sold, buying and occupancy costs is comprised of direct inventory costs for merchandise sold, distribution costs, shipping costs, payroll and related costs for the Company's design, sourcing, production, merchandising, planning and allocation personnel, and store occupancy and related costs.

Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). For further information related to share-based compensation, please refer to Note 8, "Share-Based Compensation."

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in "Selling, general, and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2014	$33,352
2013	$31,137
2012	$30,413

        At January 31, 2015 and February 1, 2014, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $1.8 million and $1.7 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

2. Summary of Significant Accounting Policies (Continued)

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the terms of the related debt. At January 31, 2015 and February 1, 2014, net deferred financing costs were $0.8 million and $0.3 million, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the Company's revolving credit facility, amortization of deferred financing costs, and long-term debt.

Impairment of Long-lived Assets

        The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

Intangible Assets

        The Company follows ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company assesses trademarks for impairment annually as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of trademarks below their carrying value. The Company's fiscal year 2014, fiscal year 2013 and fiscal year 2012 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

2. Summary of Significant Accounting Policies (Continued)

used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

January 31, 2015

2. Summary of Significant Accounting Policies (Continued)

treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(16,885)	$2,394	$2,100

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	62,825	62,313	61,516

Basic (loss) earnings per share	$(0.27)	$0.04	$0.03

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	62,825	62,313	61,516
Plus impact of share-based awards	—	927	648

Diluted shares of common stock	62,825	63,240	62,164

Diluted (loss) earnings per share	$(0.27)	$0.04	$0.03

        The calculation of diluted (loss) earnings per share for fiscal year 2014, fiscal year 2013, and fiscal year 2012 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Stock options	528	329	957
Stock appreciation rights(1)	4,163	1,808	3,266
Restricted stock and units	797	118	492

Total anti-dilutive shares	5,488	2,255	4,715

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

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

        The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 93% of merchandise purchases in fiscal year 2014. The Company utilizes three major apparel vendors, which together represented approximately 76% of the Company's merchandise purchases during fiscal year 2014; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases.

4. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at January 31, 2015 and February 1, 2014 was $1.6 million and $1.0 million, respectively. The Company does not have any off-balance sheet arrangements with credit exposure.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

5. Property and Equipment

        Property and equipment at January 31, 2015 and February 1, 2014 consist of the following:

	January 31, 2015	February 1, 2014
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	171,450	165,822
Office furniture, fixtures, and equipment	18,972	18,808
Leasehold improvements	161,944	170,293
Software	41,125	37,870
Construction in progress	6,752	8,164

Total	400,360	401,074
Less accumulated depreciation	315,986	317,521

Property and equipment, net	$84,374	$83,553

        Included in office furniture, fixtures, and equipment above is $2.3 million of assets recorded under a capital lease in the fourth quarter of fiscal year 2014.

        Depreciation expense amounted to $27.3 million, $32.7 million and $34.9 million for fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy as defined in ASC 820. The Company reported the following non-cash impairment charges related to underperforming store assets in fiscal year 2014, fiscal year 2013 and fiscal year 2012 in "Selling, general and administrative expenses" on the Company's consolidated statements of operations:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
First quarter	$358	$—	$—
Second quarter	—	278	366
Third quarter	553	—	—
Fourth quarter	—	246	190

Total fiscal year impairment charges	$911	$524	$556

6. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various non-cancelable operating leases expiring in various years through 2030. Leases on retail business locations typically specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and some provide renewal options at rates specified in the leases.

        On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York, which the Company moved its corporate headquarters to in

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

6. Commitments and Contingencies (Continued)

December 2014 prior to the expiration of its previous lease at 450 West 33rd Street, New York, New York on January 15, 2015. The lease for the new corporate headquarters expires in 2030.

        A summary of rent expense is as follows:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Fixed minimum rentals	$87,107	$85,423	$86,538
Contingent rentals	3,654	4,049	4,605

Total store rentals	90,761	89,472	91,143
Office space rentals	5,661	5,280	5,320
Equipment rentals	903	862	698

Total rental expense	$97,325	$95,614	$97,161

Sublease rental income	$6	$29	$72

        As of January 31, 2015, the aggregate minimum rent commitments under non-cancelable operating leases and capital leases are as follows:

	Operating Leases	Capital Leases
Fiscal Year	Fixed Minimum Rent	Principal	Interest	Total Payment
	(Amounts in thousands)
2015	$97,574	$419	$87	$506
2016	73,704	438	68	506
2017	55,707	457	49	506
2018	40,437	478	28	506
2019	33,386	373	8	381
Thereafter	195,729	—	—	—

Total	$496,537	$2,165	$240	$2,405

        The minimum lease payments on operating leases above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2014, CAM charges and real estate taxes were $59.3 million and other landlord charges were $4.6 million.

        As of January 31, 2015, the Company had open purchase commitments of $87.2 million for inventory and $1.0 million for store construction.

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

January 31, 2015

7. Employee Benefit Plans

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

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2014	$1,759
2013	$1,737
2012	$1,793

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at January 31, 2015. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company anticipates contributing approximately $0.7 million to the plan during fiscal year 2015. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2014	Fiscal Year 2013
Equity securities	65%	67%
Fixed income	31%	32%
Cash and cash equivalents	4%	1%

        The Company's investment policy generally targets 65% to 70% in equity securities and 30% to 35% in fixed income.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

7. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at January 31, 2015, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$4,349	$4,349	$—	$—
International common stocks	532	—	532	—
Fixed income securities:
U.S. treasury/government bonds	1,034	—	1,034	—
U.S. corporate bonds	1,230	—	1,230	—
U.S. mortgage-backed securities	47	—	47	—
Cash and cash equivalents:
Cash and cash equivalents	308	293	15	—

Total	$7,500	$4,642	$2,858	$—

        The fair values of the pension plan assets at February 1, 2014, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 1, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$4,174	$4,174	$—	$—
International common stocks	519	—	519	—
Fixed income securities:
U.S. treasury/government bonds	1,159	—	1,159	—
U.S. corporate bonds	955	—	955	—
U.S. mortgage-backed securities	108	—	108	—
Cash and cash equivalents:
Cash and cash equivalents	78	—	78	—

Total	$6,993	$4,174	$2,819	$—

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

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

7. Employee Benefit Plans (Continued)

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2014	Fiscal Year 2013
Discount rate	3.30%	4.30%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Discount rate	4.30%	3.90%	4.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%

        The measurement dates for fiscal year 2014 and fiscal year 2013 are January 31, 2015 and February 1, 2014, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$8,986	$9,810
Service cost	339	347
Interest	370	360
Actuarial loss (gain)	1,254	(738)
Benefits paid	(723)	(793)

Benefit obligation, end of period	$10,226	$8,986

Change in plan assets:
Fair value of plan assets, beginning of period	$6,993	$6,683
Actual return on plan assets	594	557
Benefits paid	(723)	(793)
Employer contributions	636	546

Fair value of plan assets, end of period	$7,500	$6,993

Funded status	$(2,726)	$(1,993)
Unrecognized net actuarial loss	4,103	3,043
Unrecognized prior service credit	(173)	(188)

Net amount recognized	$1,204	$862

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(2,726)	$(1,993)
Accumulated other comprehensive loss	3,930	2,855

Net amount recognized	$1,204	$862

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

7. Employee Benefit Plans (Continued)

        At January 31, 2015 and February 1, 2014, the Company reported a minimum pension liability of $2.7 million and $2.0 million, respectively, due to the underfunded status of the plan. The increase between years was primarily due to a decrease in the discount rate used to determine the funded status of the plan and the use of an updated mortality table issued by the Society of Actuaries in October 2014, which reflects longer life expectancies compared to previous mortality assumptions. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at January 31, 2015 is a net loss of $0.5 million that is expected to be recognized in net periodic benefit cost during fiscal year 2015.

        Net periodic benefit cost includes the following components:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Service cost	$339	$347	$340
Interest cost	370	360	408
Expected return on plan assets	(550)	(517)	(486)
Amortization of unrecognized losses	149	201	208
Amortization of prior service credit	(15)	(15)	(15)

Net periodic benefit cost	$293	$376	$455

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2015	$806
2016	778
2017	748
2018	712
2019	683
2020-2024	3,015

Total	$6,742

8. Share-Based Compensation

        2006 Amended and Restated Long-Term Incentive Plan.    The Company's board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. From time to time, the Company's stockholders approve amendments to the 2006 Plan to increase the number of shares reserved for issuance, among other matters. The aggregate number of shares of the Company's common stock that may be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 12,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights ("SARs") is 7,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

8. Share-Based Compensation (Continued)

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

        Under the Amended and Restated 2006 Plan, the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and the term and conditions of any award pursuant to the Amended and Restated 2006 Plan. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions for all share-based awards, are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding and are available for issuance at January 31, 2015 amounted to 3,645,055.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

8. Share-Based Compensation (Continued)

        A summary of the Company's stock options and SARs outstanding as of January 31, 2015 and activity for fiscal year 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	4,488	$4.55
Granted	2,423	3.44
Exercised	(212)	2.73
Forfeited	(434)	4.44
Expired	(261)	5.06

Outstanding, end of period(1)	6,004	$4.15	7.6	$23

Exercisable, end of period	2,226	$4.64	5.5	$23

(1)
There were 529,378 stock options and 5,475,121 SARs outstanding as of January 31, 2015, of which 516,878 stock options and 1,709,458 SARs were vested. The non-vested stock options and SARs outstanding at January 31, 2015 vest subject to the passage of time through fiscal year 2018.

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2014 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SAR holders had all option and SAR holders exercised their options and SARs on January 31, 2015. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2014, fiscal year 2013 and fiscal year 2012 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options and SARs exercised) was $0.2 million, $1.4 million and $1.2 million, respectively.

        In accordance with ASC 718, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2014, fiscal year 2013 and fiscal year 2012 was $1.61, $2.64 and $2.17, respectively. The total fair value of share-based awards that vested during fiscal year 2014, fiscal year 2013 and fiscal year 2012 was $4.2 million, $4.6 million and $2.3 million, respectively.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

8. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Expected volatility	56.8%	65.1%	86.8%
Expected life	4.4 years	4.1 years	3.8 years
Risk-free interest rate	1.64%	1.51%	0.78%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock and unit awards outstanding at January 31, 2015 and activity for fiscal year 2014:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at February 1, 2014	905	$4.56
Granted	1,190	$3.54
Vested	(326)	$4.69
Forfeited	(437)	$3.67

Nonvested at January 31, 2015	1,332	$3.91

        The fair value of restricted stock and units is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Each vested stock unit is convertible into one share of the Company's common stock. The non-vested shares outstanding at January 31, 2015 vest subject to the passage of time through fiscal year 2018.

        Total share-based compensation expense attributable to all share-based awards was $4.1 million, $3.9 million and $3.9 million in fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $1.6 million, $1.5 million and $1.6 million in fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively. The tax benefit recognized in fiscal year 2014, fiscal year 2013 and fiscal year 2012 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. In addition, as a result of the deferred tax valuation allowance, the Company did not recognize an excess benefit related to the exercise of options during fiscal year 2014, fiscal year 2013 and fiscal year 2012. For further information related to the deferred tax valuation

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

8. Share-Based Compensation (Continued)

allowance, please refer to Note 11, "Income Taxes." Unamortized share-based compensation expense at January 31, 2015 was $8.4 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.9 years.

9. Accrued Expenses

        Accrued expenses consist of the following:

	January 31, 2015	February 1, 2014
	(Amounts in thousands)
Gift cards and merchandise credits	$12,677	$12,062
Sourcing and distribution	8,029	4,034
Compensation and benefits	6,223	10,239
Other taxes	5,247	5,824
Consulting	2,217	610
Occupancy and related	1,795	1,584
Construction in progress	1,572	1,697
Insurance	1,351	1,131
Other accrued expenses	13,307	9,699

Total accrued expenses	$52,418	$46,880

10. Long-Term Debt and Credit Facilities

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

        The amendments to the Previous Agreement provide for, but are not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2019; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters at 330 West 34th Street,

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

10. Long-Term Debt and Credit Facilities (Continued)

New York, New York and for general corporate purposes. In accordance with the Loan Agreement, the Term Loan will be repaid as follows:

	Total	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019
		(Amounts in thousands)
Term Loan	$14,750	$1,000	$1,000	$1,000	$1,000	$10,750

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of January 31, 2015, the Company had availability under its revolving credit facility of $30.0 million, net of letters of credit outstanding of $19.8 million, as compared to availability of $37.1 million, net of letters of credit outstanding of $11.5 million, as of February 1, 2014. Included in the $19.8 million of letters of credit outstanding at January 31, 2015 are $0.7 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters, which represents the $8.0 million increase from February 1, 2014, and certain insurance contracts.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

10. Long-Term Debt and Credit Facilities (Continued)

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

11. Income Taxes

        Income tax expense (benefit) consists of:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Federal:
Current	$—	$(439)	$(180)
Deferred	—	—	—
State and Local:
Current	716	753	(28)
Deferred	—	—	—

	$716	$314	$(208)

        The components of items giving rise to the net deferred income tax (liabilities) assets recognized in the Company's consolidated balance sheets are as follows:

	January 31, 2015		February 1, 2014
	Current	Non-current	Current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$8,242	$6,705	$8,414	$6,939
Inventory	1,213	—	1,100	—
Fixed assets and intangible assets	—	15,463	—	19,819
Net operating loss	—	29,144	—	18,548
Other assets	—	10,917	—	9,759

Subtotal	9,455	62,229	9,514	55,065
Valuation allowance	(8,444)	(55,569)	(8,391)	(48,564)

Total deferred income tax assets	$1,011	$6,660	$1,123	$6,501

Deferred income tax liabilities:
Accrued expenses	$—	$—	$—	$—
Prepaid costs	(7,671)	—	(7,624)	—
Inventory	—	—	—	—

Total deferred income tax liabilities	$(7,671)	$—	$(7,624)	$—

Net deferred tax (liabilities) assets	$(6,660)	$6,660	$(6,501)	$6,501

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

11. Income Taxes (Continued)

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

        As of January 31, 2015, the Company had $332.2 million of various state net operating loss carryforwards and $71.6 million of federal net operating loss carryforwards.

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$5,146	FY2012	12
2/2/2008	50,698	FY2013	13
1/31/2009	13,481	FY2014	14
1/30/2010	30,264	FY2015	15
1/29/2011	47,229	FY2016	1 to 16
1/28/2012	38,186	FY2017	2 to 17
2/2/2013	30,184	FY2018	3 to 18
2/1/2014	44,850	FY2019	4 to 19
1/31/2015	72,170	FY2020	5 to 20

	$332,208

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/29/2011	$29,499	FY2031	16
1/28/2012	23,897	FY2032	17
1/31/2015	18,174	FY2035	20

	$71,570

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

11. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense (benefit) is as follows:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Statutory 35% federal tax	$(5,660)	$947	$663
State and local income taxes, net of federal income tax benefit	(638)	2,710	(724)
Federal tax credit	(358)	(270)	(157)
Basis adjustment	733	(784)	(1,505)
Permanent difference	216	273	183
Alternative minimum tax	—	220	—
Federal unrecognized tax benefit	—	(444)	19
Valuation allowance	6,630	(2,322)	1,328
Other, net	(207)	(16)	(15)

Income tax expense (benefit)	$716	$314	$(208)

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2010. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2010.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$3,883	$4,449	$1,617
Additions based on tax positions related to the current year	108	—	—
Additions for tax positions of prior years	61	78	3,120
Reductions for tax positions of prior years	(50)	—	(23)
Settlements	(66)	—	—
Reductions for lapse of statute of limitations	(64)	(644)	(265)

Unrecognized tax benefits at end of period	$3,872	$3,883	$4,449

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2014, fiscal year 2013 and fiscal year 2012 the Company recorded a net benefit for interest and penalties in the consolidated statements of operations of $0.1 million, $0.2 million and $0.1 million, respectively. At January 31, 2015 and February 1, 2014, the Company had accrued $0.2 million for the potential payment of interest and penalties. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months. Of the total $3.9 million of unrecognized tax benefits at January 31, 2015, approximately $1.0 million, if recognized, would affect the Company's effective tax rate.

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

12. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At January 31, 2015 and February 1, 2014, there were no shares of preferred stock outstanding.

13. Quarterly Results

        The following tables set forth the Company's quarterly consolidated statements of operations data for the last eight fiscal quarters and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary to present fairly the financial information for the quarters presented.

	Fiscal Year 2014				Fiscal Year 2013
	Quarter ended				Quarter ended
Statements of Operations data	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
	(Amounts in thousands, except per share data)
Net sales	$219,593	$226,066	$210,314	$267,359	$227,483	$223,050	$217,626	$271,004
Gross profit	$62,204	$61,918	$57,277	$68,376	$66,334	$60,002	$60,988	$77,046
Operating income (loss)	$61	$180	$(9,474)	$(6,363)	$1,217	$(2,243)	$(3,119)	$7,222
Net (loss) income	$(282)	$(147)	$(9,736)	$(6,720)	$1,594	$(2,709)	$(3,434)	$6,943
Basic (loss) earnings per share of common stock	$(0.00)	$(0.00)	$(0.15)	$(0.11)	$0.03	$(0.04)	$(0.05)	$0.11

Diluted (loss) earnings per share of common stock	$(0.00)	$(0.00)	$(0.15)	$(0.11)	$0.03	$(0.04)	$(0.05)	$0.11

Weighted average shares outstanding:
Basic shares of common stock	62,638	62,819	62,911	62,933	61,970	62,279	62,491	62,512

Diluted shares of common stock	62,638	62,819	62,911	62,933	62,704	62,279	62,491	63,251

	Fiscal Year 2014				Fiscal Year 2013
	Quarter ended				Quarter ended
(as a % of net sales)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3%	27.4%	27.2%	25.6%	29.2%	26.9%	28.0%	28.4%
Operating income (loss)	—%	0.1%	(4.5)%	(2.4)%	0.5%	(1.0)%	(1.4)%	2.7%
Net (loss) income	(0.1)%	(0.1)%	(4.6)%	(2.5)%	0.7%	(1.2)%	(1.6)%	2.6%

        During the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure (the "business re-engineering program"). In November 2014, the Company initiated an organizational realignment in connection with the business analysis performed. As a result of the organizational changes made, the Company saved approximately $1.5 million during the fourth quarter of fiscal year 2014 and expects to save $9 million to $10 million in annual payroll and related costs in fiscal year 2015 and thereafter. The Company plans to reinvest a portion of the savings

New York & Company, Inc.

Notes to Consolidated Financial Statements (Continued)

January 31, 2015

13. Quarterly Results (Continued)

resulting from the business re-engineering program discussed above into initiatives to increase net sales and comparable store sales in each channel of its business.

        The Company recorded the following non-operating charges in "Selling, general and administrative expenses" on the consolidated statements of operations during the third and fourth quarters of fiscal year 2014 that affect comparability:

  •
  Third quarter ended November 1, 2014 includes $2.8 million of non-operating charges consisting of $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $0.8 million of certain severance and recruiting expenses, and $1.0 million of consulting fees incurred in connection with the business re-engineering program.

  •
  Fourth quarter ended January 31, 2015 includes $6.4 million of non-operating charges consisting of $3.2 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $2.3 million of severance expense and $0.7 million of consulting fees incurred in connection with the business re-engineering program, and $0.2 million of legal expenses.

        At January 31, 2015, the Company reported a liability for severance related to the business re-engineering program of $1.4 million, which it expects to pay in full during fiscal year 2015.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.†††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.†††††
10.3	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.4	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.5	Employment Letter, dated as of June 28, 2012, between New York & Company, Inc. and Laura Weil.(e)
10.6	Amendment No. 1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.†††††
10.7	Offer Letter and Employment Letter, dated as of October 24, 2014, between New York & Company, Inc. and John Worthington.(f)
10.8	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
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
10.12
Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.††††
10.13
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.†††††
10.14
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.(a)
10.15
Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.(f)
10.16
Post-Closing Letter to the Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.(f)
10.17
Amendment No. 1 to Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Lerner New York Outlet, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.(f)
10.18
Amendment No. 1 to Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.(f)
10.19
Copyright Collateral Assignment and Security Agreement made by and among Lernco Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.(f)
10.20
Patent Collateral Assignment and Security Agreement made by and among Lerner New York, Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A. as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.(f)

Exhibit No.	Description
10.21	Third Amended and Restated Guarantee, made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., New York & Company Stores, Inc. (formerly known as Associated Lerner Shops of America, Inc.), and Lerner New York GC, LLC, in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
10.22
Collateral Assignment of Transition Services Documents, made by Lerner New York Holding, Inc. and New York & Company, Inc., in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
10.23
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
10.27	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.28	Form of Amended and Restated 2006 Long-Term Incentive Plan, as amended and restated on June 16, 2014, approved by the Company's Stockholders on June 16, 2014.***
21.1	Subsidiaries of the Registrant.†††††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2015.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2015.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 16, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

*
Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 9, 2004.

**
Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-1 as filed with the SEC on September 14, 2004.

***
Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the SEC on February 12, 2015.

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

(f)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, as filed with the SEC on December 11, 2014.