Form 10-Q
period 2015-05-02
New York & Company, Inc.
filed 2015-06-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 2, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 1-32315

NEW YORK & COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	33-1031445 (I.R.S. Employer Identification No.)
330 West 34th Street 9th Floor New York, New York 10001 (Address of Principal Executive Offices, including Zip Code)	(212) 884-2000 (Registrant's Telephone Number, Including Area Code)

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

        As of May 29, 2015, the registrant had 64,178,968 shares of common stock outstanding.

i

' Table of Contents

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 2, 2015	Three months ended May 3, 2014
Net sales	$223,390	$219,593
Cost of goods sold, buying and occupancy costs	159,143	157,389

Gross profit	64,247	62,204
Selling, general and administrative expenses	68,492	62,143

Operating (loss) income	(4,245)	61
Interest expense, net of interest income of $1 and $1, respectively	289	84

Loss before income taxes	(4,534)	(23)
Provision for income taxes	137	259

Net loss	$(4,671)	$(282)

Basic loss per share	$(0.07)	$(0.00)

Diluted loss per share	$(0.07)	$(0.00)

Weighted average shares outstanding:
Basic shares of common stock	62,983	62,638

Diluted shares of common stock	62,983	62,638

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended May 2, 2015	Three months ended May 3, 2014
Comprehensive loss	$(4,609)	$(236)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 2, 2015	January 31, 2015	May 3, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,407	$69,293	$47,486
Restricted cash	1,509	1,509	—
Accounts receivable	16,051	7,406	13,581
Income taxes receivable	73	99	99
Inventories, net	100,648	93,791	93,162
Prepaid expenses	19,991	20,581	21,059
Other current assets	1,277	1,121	1,237

Total current assets	187,956	193,800	176,624
Property and equipment, net	84,703	84,374	80,871
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,469	6,660	6,774
Other assets	2,259	2,167	1,034

Total assets	$296,266	$301,880	$280,182

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$1,000	$1,000	$—
Accounts payable	82,141	86,481	72,686
Accrued expenses	54,776	52,418	42,704
Income taxes payable	737	710	648
Deferred income taxes	6,469	6,660	6,774

Total current liabilities	145,123	147,269	122,812
Long-term debt, net of current portion	13,500	13,750	—
Deferred rent	35,876	35,169	37,946
Other liabilities	6,306	6,333	5,169

Total liabilities	200,805	202,521	165,927
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,163, 65,236, and 64,558 shares issued and 64,163, 64,236, and 63,558 shares outstanding at May 2, 2015, January 31, 2015, and May 3, 2014, respectively	65	65	65
Additional paid-in capital	175,320	174,609	171,781
Retained deficit	(73,783)	(69,112)	(52,509)
Accumulated other comprehensive loss	(2,744)	(2,806)	(1,685)
Treasury stock at cost; 1,000 shares at May 2, 2015, January 31, 2015 and May 3, 2014	(3,397)	(3,397)	(3,397)

Total stockholders' equity	95,461	99,359	114,255

Total liabilities and stockholders' equity	$296,266	$301,880	$280,182

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 2, 2015	Three months ended May 3, 2014
Operating activities
Net loss	$(4,671)	$(282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,373	6,896
Loss from impairment charges	—	358
Amortization of deferred financing costs	45	30
Share-based compensation expense	943	1,266
Changes in operating assets and liabilities:
Accounts receivable	(8,645)	(6,555)
Income taxes receivable	26	—
Inventories, net	(6,857)	(9,683)
Prepaid expenses	590	82
Accounts payable	(4,340)	(3,188)
Accrued expenses	2,358	(4,176)
Income taxes payable	27	(427)
Deferred rent	707	(1,979)
Other assets and liabilities	(158)	(18)

Net cash used in operating activities	(13,602)	(17,676)

Investing activities
Capital expenditures	(6,700)	(4,571)

Net cash used in investing activities	(6,700)	(4,571)

Financing activities
Repayment of long-term debt	(250)	—
Proceeds from exercise of stock options	16	128
Shares withheld for payment of employee payroll taxes	(247)	(118)
Principal payments on capital lease obligation	(103)	—

Net cash (used in) provided by financing activities	(584)	10

Net decrease in cash and cash equivalents	(20,886)	(22,237)
Cash and cash equivalents at beginning of period	69,293	69,723

Cash and cash equivalents at end of period	$48,407	$47,486

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 2, 2015

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of May 2, 2015, the Company operated 504 stores in 43 states.

        The condensed consolidated financial statements as of May 2, 2015 and May 3, 2014 and for the 13 weeks ("three months") ended May 2, 2015 and May 3, 2014 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 31, 2015 ("fiscal year 2014"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 16, 2015. The 52-week fiscal years ending January 30, 2016 and January 28, 2017 are referred to herein as "fiscal year 2015" and "fiscal year 2016," respectively. The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the new standard and its impact on the Company's financial position and results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2015

(Unaudited)

2. New Accounting Pronouncements (Continued)

        In April 2015, the FASB issues ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. ASU 2015-03 is effective retrospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-03 to have an impact on the Company's financial position or results of operations.

        In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets" ("ASU 2014-04"), which provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective prospectively for financial statements issued for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2015-04 to have an impact on the Company's financial position or results of operations.

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which amends ASC 350, "Intangibles—Goodwill and Other." The amendments provide guidance as to whether a cloud computing arrangement includes a software license, and based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The amendments are effective for arrangements entered into, or materially modified, in annual or interim reporting periods within those years beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the new standard and its impact on the Company's financial position and results of operations.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2015

(Unaudited)

3. Earnings (Loss) Per Share

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

	Three months ended May 2, 2015	Three months ended May 3, 2014
	(Amounts in thousands, except per share amounts)
Net loss	$(4,671)	$(282)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,983	62,638

Basic loss per share	$(0.07)	$(0.00)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	62,983	62,638
Plus impact of share-based awards	—	—

Diluted shares of common stock	62,983	62,638

Diluted loss per share	$(0.07)	$(0.00)

        The calculation of diluted loss per share for the three months ended May 2, 2015 and May 3, 2014 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended May 2, 2015	Three months ended May 3, 2014
	(Amounts in thousands)
Stock options	507	568
Stock appreciation rights(1)	5,554	3,019
Restricted stock and units	1,183	364

Total anti-dilutive shares	7,244	3,951

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise the SARs will be settled in stock.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2015

(Unaudited)

4. Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be treated as compensation and recognized in the consolidated financial statements.

        The Company recorded share-based compensation expense in the amount of $0.9 million and $1.3 million for the three months ended May 2, 2015 and May 3, 2014, respectively.

        During the three months ended May 2, 2015, 7,500 shares of common stock were issued upon exercise of previously issued stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at May 2, 2015. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") is currently being renegotiated in accordance with the terms of the agreement. The Company believes its relationship with its employees is good.

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

	Three months ended May 2, 2015	Three months ended May 3, 2014
	(Amounts in thousands)
Service cost	$142	$87
Interest cost	84	90
Expected return on plan assets	(150)	(129)
Amortization of unrecognized losses	66	50
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$138	$94

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2015

(Unaudited)

5. Pension Plan (Continued)

administrative expenses on the Company's consolidated statements of operations for the three months ended May 2, 2015 and May 3, 2014 was approximately $62,000 and $46,000, respectively. As of January 31, 2015, the Company reported a minimum pension liability of $2.7 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2010. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2010.

        At January 31, 2015, the Company reported a total liability for unrecognized tax benefits of $3.9 million, including interest and penalties. Of the total $3.9 million of unrecognized tax benefits at January 31, 2015, approximately $1.0 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of May 2, 2015, the Company's valuation allowance against its deferred tax assets was $65.8 million.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan").

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2015

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 2, 2015, the Company had availability under its revolving credit facility of $54.5 million, net of letters of credit outstanding of $19.9 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015, and availability of $55.2 million, net of letters of credit outstanding of $19.3 million, as of May 3, 2014. Included in letters of credit outstanding at May 2, 2015 are $0.8 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

        As of May 2, 2015 and January 31, 2015, the Company had recorded $2.1 million and $2.2 million of capital lease obligations, respectively, which will be paid over the next five years.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 2, 2015

(Unaudited)

8. Fair Value Measurements

        The Company measures fair value in accordance with FASB ASC 820 Topic, "Fair Value Measurements" ("ASC 820"). ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheets for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At May 2, 2015 and January 31, 2015, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three months ended May 2, 2015, the Company's evaluation resulted in no impairment charges. During the three months ended May 3, 2014, the Company's evaluation resulted in non-cash charges of $0.4 million related to the impairment of store assets.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to the risks and uncertainties described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, filed on April 16, 2015.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of May 2, 2015, the Company operated 504 stores in 43 states.

        During the three months ended May 2, 2015, the Company made progress in all areas of its fiscal year 2015 strategic initiatives, which are as follows: to evolve as a broader lifestyle brand through the growth of its sub-brand strategy, including the 7th Avenue, Love NY&C, Soho Jeans, and Eva Mendes Collections, and by leveraging its "best at pant" advantage into denim and activewear; create a deeper emotional connection with its customer to drive traffic in all channels of the business and grow its active customer database, including new private label credit card customers; continue to evolve as an omni-channel retailer, driving increased sales and profitability; execute the second phase of its business re-engineering program, referred to as "Project Excellence," in order to improve overall operational efficiency and productivity; and to continue expanding its store base and optimizing existing square footage.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment completed in the fourth quarter of fiscal year 2014, resulting in approximately $9 million of annual savings in payroll and related costs in fiscal year 2015 and thereafter. The Company is currently working on the second phase of Project Excellence, which consists of a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes. The second phase of Project Excellence is expected to be completed during fiscal year 2016. The Company expects that the completion of both phases of Project Excellence will result in ongoing, combined annual savings of between $20 million and $25 million; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K, as filed with the SEC on April 16, 2015.

        Net sales for the three months ended May 2, 2015 were $223.4 million, as compared to $219.6 million for the three months ended May 3, 2014. Comparable store sales, including eCommerce sales, increased 1.8% for the three months ended May 2, 2015, as compared to a decrease of 2.2% for the three months ended May 3, 2014. Net loss for the three months ended May 2, 2015 was $4.7 million, or a loss of $0.07 per diluted share, as compared to a net loss of $0.3 million, or breakeven per diluted share, for the three months ended May 3, 2014. Non-GAAP adjusted net loss for the three months ended May 2, 2015 was $1.8 million, or a loss of $0.03 per diluted share, which excludes $2.9 million of non-operating charges. There were no non-operating charges recorded during the three months ended May 3, 2014. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the three months ended May 2, 2015 was $6.7 million, as compared to $4.6 million for the three months ended May 3, 2014. During the three months ended May 2, 2015, the Company opened two New York & Company stores and three New York & Company Outlet stores, converted nine New York & Company stores to Outlet stores, and remodeled two existing stores. In addition, the Company continued to invest in its information technology infrastructure, primarily relating to the implementation of its omni-channel strategy and the enhancement of its eCommerce platform and mobile capabilities.

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second fiscal quarter) and fall (third and fourth fiscal quarter). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company's financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter.

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 2, 2015 and May 3, 2014:

As a % of net sales	Three months ended May 2, 2015	Three months ended May 3, 2014
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.2%	71.7%

Gross profit	28.8%	28.3%
Selling, general and administrative expenses	30.7%	28.3%

Operating (loss) income	(1.9)%	—%
Interest expense, net	0.1%	—%

Loss before income taxes	(2.0)%	—%
Provision for income taxes	0.1%	0.1%

Net loss	(2.1)%	(0.1)%

Selected operating data:	Three months ended May 2, 2015	Three months ended May 3, 2014
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	1.8%	(2.2)%
Net sales per average selling square foot(1)	$86	$83
Net sales per average store(2)	$443	$433
Average selling square footage per store(3)	5,155	5,193

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 2, 2015		Three months ended May 3, 2014
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	504	2,596,988	507	2,637,074
New stores	5	22,349	2	7,560
Closed stores	(5)	(18,084)	(3)	(11,773)
Net impact of remodeled stores on selling square feet	—	(3,341)	—	(5,399)

Stores open, end of period	504	2,597,912	506	2,627,462

Three months ended May 2, 2015 Compared to Three months ended May 3, 2014

        Net Sales.    Net sales for the three months ended May 2, 2015 increased 1.7% to $223.4 million, as compared to $219.6 million for the three months ended May 3, 2014. Comparable store sales increased

1.8% for the three months ended May 2, 2015, as compared to a decrease of 2.2% for the three months ended May 3, 2014. In the comparable store base, average dollar sales per transaction decreased by 2.3%, while the number of transactions per average store increased 4.2%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended May 2, 2015 increased to $64.2 million, or 28.8% of net sales, as compared to $62.2 million, or 28.3% of net sales, for the three months ended May 3, 2014. The increase in gross profit as a percentage of net sales for the three months ended May 2, 2015, as compared to the three months ended May 3, 2014, was driven by a 110 basis point decrease in buying and occupancy costs reflecting a reduction in occupancy expenses and payroll savings resulting from the Company's organizational realignment completed during the fourth quarter of fiscal year 2014. The improvement in buying and occupancy costs was partially offset by a 60 basis point decrease in merchandise margin due primarily to increased shipping costs associated with the Company's omni-channel initiatives, which was partially offset by continued sourcing efficiencies and improvements in product costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $68.5 million, or 30.7% of net sales, for the three months ended May 2, 2015, as compared to $62.1 million, or 28.3% of net sales, for the three months ended May 3, 2014. The increase in selling, general and administrative expenses during the three months ended May 2, 2015, as compared to the three months ended May 3, 2014, includes $2.9 million of non-operating charges consisting of $2.5 million in consulting fees incurred in connection with Project Excellence and $0.7 million of certain severance expenses, partially offset by a $0.3 million reduction in moving expenses related to the new corporate headquarters. The three months ended May 2, 2015 also includes $2.1 million of increased marketing expenses, which are unique to the quarter and relate to a testing program to drive traffic, increase brand awareness and improve sales. In addition, rent and depreciation expense increased by $1.3 million, compared to the three months ended May 3, 2014, due to the Company's new corporate headquarters and investments in information technology, which was offset by savings recognized as a result of the Company's organizational realignment completed during the fourth quarter of fiscal year 2014.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for the three months ended May 2, 2015 was $4.2 million, as compared to operating income of $0.1 million for the three months ended May 3, 2014.

        Interest Expense, Net.    Net interest expense was $0.3 million for the three months ended May 2, 2015, as compared to $0.1 million for the three months ended May 3, 2014.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended May 2, 2015 was $0.1 million, as compared to $0.3 million for the three months ended May 3, 2014.

        Net Loss.    For the reasons discussed above, net loss for the three months ended May 2, 2015 was $4.7 million, or a loss of $0.07 per diluted share, as compared to a net loss of $0.3 million, or breakeven per diluted share for the three months ended May 3, 2014.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP selling, general, and administrative expenses, operating loss, net loss and loss per diluted share for the three months ended May 2, 2015 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding non-operating charges consisting primarily of consulting fees incurred in connection with Project Excellence and severance expenses. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP. There were no non-operating charges recorded during the three months ended May 3, 2014.

	Three months ended May 2, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$68,492	$(4,245)	$(4,671)	$(0.07)
Adjustments affecting comparability
Consulting expense-Project Excellence	2,456	2,456	2,456
Certain severance expenses	724	724	724
Reduction of moving expenses for new headquarters	(313)	(313)	(313)

Total adjustments(1)	2,867	2,867	2,867	0.04

Non-GAAP as adjusted	$65,625	$(1,378)	$(1,804)	$(0.03)

(1)
The tax effect of $2.9 million of expenses is offset by a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of May 2, 2015. The following tables contain information regarding the Company's liquidity and capital resources:

	May 2, 2015	January 31, 2015	May 3, 2014
	(Amounts in thousands)
Cash and cash equivalents	$48,407	$69,293	$47,486
Working capital	$42,833	$46,531	$53,812

	Three months ended May 2, 2015	Three months ended May 3, 2014
	(Amounts in thousands)
Net cash used in operating activities	$(13,602)	$(17,676)
Net cash used in investing activities	$(6,700)	$(4,571)
Net cash (used in) provided by financing activities	$(584)	$10

Net decrease in cash and cash equivalents	$(20,886)	$(22,237)

Operating Activities

        Net cash used in operating activities was $13.6 million for the three months ended May 2, 2015, as compared to $17.7 million for the three months ended May 3, 2014. The reduction in net cash used in operating activities during the three months ended May 2, 2015, as compared to the three months ended May 3, 2014, is the result of fluctuations in operating assets and liabilities, largely due to the Company not paying any bonuses under its cash incentive compensation plan during the three months ended May 2, 2015, partially offset by an increase in net loss. Included in the net loss for the three months ended May 2, 2015 is $2.9 million of non-operating charges, as described in the "Results of Operations" section above. There were no non-operating charges recorded during the three months ended May 3, 2014.

Investing Activities

        Net cash used in investing activities was $6.7 million for the three months ended May 2, 2015, as compared to $4.6 million for the three months ended May 3, 2014. Net cash used in investing activities during the three months ended May 2, 2015 represents capital expenditures of $4.7 million related to the opening of two New York & Company stores and three New York & Company Outlet stores, the conversion of nine New York & Company stores to Outlet stores, and the remodeling of two existing stores, as well as approximately $2.0 million related to the Company's continued investment in its information technology infrastructure, primarily relating to the implementation of its omni-channel strategy and the enhancement of its eCommerce platform and mobile capabilities.

        Net cash used in investing activities during the three months ended May 3, 2014 represents capital expenditures of $3.1 million related to the opening of two new Outlet stores and the remodeling of one existing location, and $1.5 million related to non-store capital projects, primarily related to the build-out of the Company's new corporate headquarters.

        For fiscal year 2015, capital expenditures are expected to range between $26.0 and $28.0 million, as compared to $26.8 million in fiscal year 2014. For fiscal year 2015, the Company currently expects to open between 8 and 10 new Outlet stores and 4 New York & Company stores, convert 9 New York & Company stores to Outlet stores, remodel between 7 and 9 existing stores, and close between 18 and 22 New York & Company stores, ending the year with between 494 and 500 stores, including between 79 and 81 Outlet stores.

Financing Activities

        Net cash used in financing activities for the three months ended May 2, 2015 consisted of the $0.3 million quarterly amortization payment of the Term Loan, $0.2 million of shares withheld for payment of employee payroll taxes, and $0.1 million for capital lease payments, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended May 3, 2014 consisted of $0.1 million of proceeds from the exercise of stock options, partially offset by shares withheld for payment of employee payroll taxes.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50%.

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company's Average Compliance Excess Availability. The Company pays to the Lenders under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 2, 2015, the Company had availability under its revolving credit facility of $54.5 million, net of letters of credit outstanding of $19.9 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015, and availability of $55.2 million, net of letters of credit outstanding of $19.3 million, as of May 3, 2014. Included in letters of credit outstanding at May 2, 2015 are $0.8 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2015.

Adoption of New Accounting Standards

        Please refer to Note 2, "New Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's quantitative and qualitative disclosures about market risk from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 2, 2015, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2015.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2015.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2015.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 11, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 11, 2015