Form 10-Q
period 2015-08-01
New York & Company, Inc.
filed 2015-09-02
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 1, 2015
OR
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

        As of August 28, 2015, the registrant had 64,483,676 shares of common stock outstanding.

i

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
Net sales	$235,696	$226,066	$459,086	$445,659
Cost of goods sold, buying and occupancy costs	168,563	164,148	327,706	321,537

Gross profit	67,133	61,918	131,380	124,122
Selling, general and administrative expenses	66,698	61,738	135,190	123,881

Operating income (loss)	435	180	(3,810)	241
Interest expense, net of interest income of $7, $2, $8, and $2, respectively	309	85	598	169

Income (loss) before income taxes	126	95	(4,408)	72
Provision for income taxes	272	242	409	501

Net loss	$(146)	$(147)	$(4,817)	$(429)

Basic loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.01)

Diluted loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.01)

Weighted average shares outstanding:
Basic shares of common stock	63,174	62,819	63,079	62,728

Diluted shares of common stock	63,174	62,819	63,079	62,728

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
Comprehensive loss	$(60)	$(126)	$(4,669)	$(362)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	August 1, 2015	January 31, 2015	August 2, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,122	$69,293	$63,166
Restricted cash	1,509	1,509	1,509
Accounts receivable	12,682	7,406	10,688
Income taxes receivable	73	99	99
Inventories, net	85,896	93,791	84,896
Prepaid expenses	19,559	20,581	20,913
Other current assets	1,320	1,121	1,223

Total current assets	181,161	193,800	182,494
Property and equipment, net	86,882	84,374	79,834
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,421	6,660	6,741
Other assets	2,204	2,167	995

Total assets	$291,547	$301,880	$284,943

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$1,000	$1,000	$—
Accounts payable	81,453	86,481	82,173
Accrued expenses	48,750	52,418	38,402
Income taxes payable	564	710	747
Deferred income taxes	6,421	6,660	6,741

Total current liabilities	138,188	147,269	128,063
Long-term debt, net of current portion	13,250	13,750	—
Deferred rent	36,836	35,169	36,803
Other liabilities	7,034	6,333	5,032

Total liabilities	195,308	202,521	169,898
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,356, 65,236, and 64,789 shares issued and 64,356, 64,236, and 63,789 shares outstanding at August 1, 2015, January 31, 2015, and August 2, 2014, respectively	65	65	65
Additional paid-in capital	176,158	174,609	172,697
Retained deficit	(73,929)	(69,112)	(52,656)
Accumulated other comprehensive loss	(2,658)	(2,806)	(1,664)
Treasury stock at cost; 1,000 shares at August 1, 2015, January 31, 2015 and August 2, 2014	(3,397)	(3,397)	(3,397)

Total stockholders' equity	96,239	99,359	115,045

Total liabilities and stockholders' equity	$291,547	$301,880	$284,943

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended August 1, 2015	Six months ended August 2, 2014
Operating activities
Net loss	$(4,817)	$(429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,333	14,118
Loss from impairment charges	232	358
Amortization of deferred financing costs	92	60
Share-based compensation expense	1,782	2,011
Changes in operating assets and liabilities:
Restricted cash	—	(1,509)
Accounts receivable	(5,276)	(3,662)
Income taxes receivable	26	—
Inventories, net	7,895	(1,417)
Prepaid expenses	1,022	228
Accounts payable	(5,028)	6,299
Accrued expenses	(3,865)	(8,478)
Income taxes payable	(146)	(328)
Deferred rent	1,667	(3,122)
Other assets and liabilities	(86)	(110)

Net cash provided by operating activities	5,831	4,019

Investing activities
Capital expenditures	(13,993)	(10,757)

Net cash used in investing activities	(13,993)	(10,757)

Financing activities
Repayment of long-term debt	(500)	—
Payment of financing costs	(22)	—
Proceeds from exercise of stock options	16	299
Shares withheld for payment of employee payroll taxes	(247)	(118)
Principal payments on capital lease obligations	(256)	—

Net cash (used in) provided by financing activities	(1,009)	181

Net decrease in cash and cash equivalents	(9,171)	(6,557)
Cash and cash equivalents at beginning of period	69,293	69,723

Cash and cash equivalents at end of period	$60,122	$63,166

Non-cash capital lease transactions	$1,080	$—

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

August 1, 2015

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of August 1, 2015, the Company operated 504 stores in 43 states.

        The condensed consolidated financial statements as of August 1, 2015 and August 2, 2014 and for the 13 weeks ("three months") and 26 weeks ("six months") ended August 1, 2015 and August 2, 2014 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 31, 2015 ("fiscal year 2014"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 16, 2015. The 52-week fiscal years ending January 30, 2016 and January 28, 2017 are referred to herein as "fiscal year 2015" and "fiscal year 2016," respectively. The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

        Certain totals that appear in this Quarterly Report on Form 10-Q may not equal the sum of the components due to rounding.

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606):

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2015

(Unaudited)

2. New Accounting Pronouncements (Continued)

Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the new standard and its impact on the Company's financial position and results of operations.

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. ASU 2015-03 is effective retrospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-03 to have an impact on the Company's financial position or results of operations.

        In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"), which provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective prospectively for financial statements issued for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2015-04 to have an impact on the Company's financial position or results of operations.

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

        In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements" ("ASU 2015-10"), which amends a number of topics in the Accounting Standards Codification™ ("Codification"). The update is a part of an ongoing project on the FASB's agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2015

(Unaudited)

2. New Accounting Pronouncements (Continued)

not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. ASU 2015-10 will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the new standard and its impact on the Company's financial position and results of operations.

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

	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
	(Amounts in thousands, except per share amounts)
Net loss	$(146)	$(147)	$(4,817)	$(429)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	63,174	62,819	63,079	62,728

Basic loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.01)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	63,174	62,819	63,079	62,728
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	63,174	62,819	63,079	62,728

Diluted loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.01)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2015

(Unaudited)

3. Earnings (Loss) Per Share (Continued)

        The calculation of diluted loss per share for the three and six months ended August 1, 2015 and August 2, 2014 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
	(Amounts in thousands)
Stock options	466	497	487	532
Stock appreciation rights(1)	5,330	2,953	5,442	2,986
Restricted stock and units	480	654	831	509

Total anti-dilutive shares	6,276	4,104	6,760	4,027

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

        The Company recorded share-based compensation expense in the amount of $0.8 million and $0.7 million for the three months ended August 1, 2015 and August 2, 2014, respectively, and $1.8 million and $2.0 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

        During the six months ended August 1, 2015, 7,500 shares of common stock were issued upon exercise of previously issued stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at August 1, 2015. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union ("RWDSU") AFL-CIO ("Local 1102") is currently being renegotiated in accordance with the terms of the agreement. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2015

(Unaudited)

5. Pension Plan (Continued)

to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
	(Amounts in thousands)
Service cost	$29	$88	$171	$175
Interest cost	76	94	160	184
Expected return on plan assets	(73)	(146)	(223)	(275)
Amortization of unrecognized losses	90	25	156	75
Amortization of prior service credit	(4)	(4)	(8)	(8)

Net periodic benefit cost	$118	$57	$256	$151

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of operations for the three months ended August 1, 2015 and August 2, 2014 was approximately $86,000 and $21,000, respectively, and for the six months ended August 1, 2015 and August 2, 2014 was $148,000 and $67,000, respectively. As of January 31, 2015, the Company reported a minimum pension liability of $2.7 million due to the underfunded status of the plan. The minimum pension liability is reported in other liabilities on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2011. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2010.

        At January 31, 2015, the Company reported a total liability for unrecognized tax benefits of $3.9 million, including interest and penalties. There have been no material changes during the six months ended August 1, 2015. Of the total $3.9 million of unrecognized tax benefits at January 31, 2015, approximately $1.0 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2015

(Unaudited)

6. Income Taxes (Continued)

positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of August 1, 2015, the Company's valuation allowance against its deferred tax assets was $65.8 million.

7. Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries.

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

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company's Average Compliance Excess Availability. The Company pays to the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 1, 2015, the Company had availability under its revolving credit facility of $35.7 million, net of letters of credit outstanding of $20.5 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015, and availability of $30.4 million, net of letters of credit outstanding of $22.5 million, as of August 2, 2014. Included in letters of credit outstanding at August 1, 2015 are $1.4 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

August 1, 2015

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        As of August 1, 2015 and January 31, 2015, the Company had recorded $3.0 million and $2.2 million of capital lease obligations, respectively, which will be paid over the next five years.

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

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheets for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At August 1, 2015 and January 31, 2015, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 1, 2015

(Unaudited)

8. Fair Value Measurements (Continued)

        The Company reported the following non-cash impairment charges related to underperforming store assets during the first and second quarters of fiscal year 2015 and fiscal year 2014 in "Selling, general and administrative expenses" on the Company's consolidated statements of operations:

	Fiscal Year 2015	Fiscal Year 2014
	(Amounts in thousands)
First quarter	$—	$358
Second quarter	232	—

Total year-to-date impairment charges	$232	$358

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

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of August 1, 2015, the Company operated 504 stores in 43 states.

        During the quarter, the Company made progress on its key strategic initiatives, which are as follows: (i) evolve as a broader lifestyle brand through the growth of its sub-brand strategy, including the 7th Avenue Design Studio (f.k.a. 7th Avenue), Fit City (f.k.a. Love NY&C), Soho Jeans, and Eva Mendes Collection, and by leveraging its "best at pant" advantage into denim and activewear; (ii) create a deeper emotional connection with its customer to drive traffic in all channels of the business and grow its active customer database, including new private label credit card customers; (iii) continue to evolve as an omni-channel retailer, driving increased sales and profitability; (iv) execute its business re-engineering program, referred to as "Project Excellence," in order to improve overall operational efficiency and productivity; and (v) continue to expand its store base and optimize existing square footage.

        In July 2015, the Company announced that actress, musician and style influencer Jennifer Hudson will be the new face of its Soho Jeans Collection. The award-winning actress, accomplished songstress and generous philanthropist appears in an in-store, print, digital and social (#ItJustFits) marketing campaign wearing the New York-designed denim line that is inspired by a downtown Soho attitude.

        Net sales for the three months ended August 1, 2015 were $235.7 million, as compared to $226.1 million for the three months ended August 2, 2014. Comparable store sales, including eCommerce sales, increased 3.8% for the three months ended August 1, 2015, as compared to an increase of 2.3% for the three months ended August 2, 2014. Net loss for the three months ended August 1, 2015 was $0.1 million, or breakeven per diluted share, as compared to a net loss of

$0.1 million, or breakeven per diluted share, for the three months ended August 2, 2014. Non-GAAP adjusted net income for the three months ended August 1, 2015 was $1.9 million, or $0.03 per diluted share, which excludes $2.0 million of non-operating charges. There were no non-operating charges recorded during the three months ended August 2, 2014. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the six months ended August 1, 2015 was $14.0 million, as compared to $10.8 million for the six months ended August 2, 2014. During the six months ended August 1, 2015, the Company opened two New York & Company stores and five New York & Company Outlet stores, converted nine New York & Company stores to Outlet stores, remodeled six existing stores, and closed seven stores, ending the second quarter with 504 stores, including 76 Outlet stores and 2.6 million selling square feet in operation. In addition, the Company continued to invest in its information technology infrastructure, primarily relating to the expansion of its omni-channel strategy.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014. The Company recently completed the second phase of Project Excellence, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company now expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K, as filed with the SEC on April 16, 2015. The Company expects approximately half of the savings from Project Excellence to be realized through reduced product costs and buying expenses resulting in improved gross margins, while the remaining half of the savings will be recognized through a reduction of various selling, general and administrative expenses. As previously disclosed, the savings resulting from Project Excellence began being recognized by the Company during the first quarter of fiscal year 2015 and are expected to build throughout the second half of fiscal year 2015 and into the first quarter of fiscal year 2016 as the Company completes the implementation of its business improvement plans.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 1, 2015 and August 2, 2014:

As a % of net sales	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.5%	72.6%	71.4%	72.1%

Gross profit	28.5%	27.4%	28.6%	27.9%
Selling, general and administrative expenses	28.3%	27.3%	29.4%	27.8%

Operating income (loss)	0.2%	0.1%	(0.8)%	0.1%
Interest expense, net	0.2%	—%	0.1%	—%

Income (loss) before income taxes	—%	0.1%	(0.9)%	0.1%
Provision for income taxes	0.1%	0.2%	0.1%	0.2%

Net loss	(0.1)%	(0.1)%	(1.0)%	(0.1)%

Selected operating data:	Three months ended August 1, 2015	Three months ended August 2, 2014	Six months ended August 1, 2015	Six months ended August 2, 2014
	(Dollars in thousands, except square foot data)
Comparable store sales increase	3.8%	2.3%	2.9%	0.1%
Net sales per average selling square foot(1)	$91	$86	$177	$169
Net sales per average store(2)	$468	$445	$911	$877
Average selling square footage per store(3)	5,132	5,169	5,132	5,169

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 1, 2015		Three months ended August 2, 2014		Six months ended August 1, 2015		Six months ended August 2, 2014
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	504	2,597,912	506	2,627,462	504	2,596,988	507	2,637,074
New stores	2	8,051	4	14,963	7	30,400	6	22,523
Closed stores	(2)	(8,587)	(1)	(4,005)	(7)	(26,671)	(4)	(15,778)
Net impact of remodeled stores on selling square feet	—	(10,662)	—	(7,418)	—	(14,003)	—	(12,817)

Stores open, end of period	504	2,586,714	509	2,631,002	504	2,586,714	509	2,631,002

Three Months ended August 1, 2015 Compared to Three Months ended August 2, 2014

        Net Sales.    Net sales for the three months ended August 1, 2015 increased 4.3% to $235.7 million, as compared to $226.1 million for the three months ended August 2, 2014. Comparable store sales increased 3.8% for the three months ended August 1, 2015, as compared to an increase of 2.3% for the three months ended August 2, 2014. In the comparable store base, average dollar sales per transaction increased by 1.1%, and the number of transactions per average store increased 2.7%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended August 1, 2015 increased to $67.1 million, or 28.5% of net sales, as compared to $61.9 million, or 27.4% of net sales, for the three months ended August 2, 2014. The increase in gross profit as a percentage of net sales for the three months ended August 1, 2015, as compared to the three months ended August 2, 2014, was driven by a 140 basis point decrease in buying and occupancy costs reflecting a reduction in occupancy expenses and payroll savings resulting from the Company's organizational realignment. The improvement in buying and occupancy costs was partially offset by a 30 basis point decrease in merchandise margin primarily due to increased shipping costs associated with the Company's omni-channel initiatives, which was partially offset by improvements in product costs resulting from continued sourcing efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $66.7 million, or 28.3% of net sales, for the three months ended August 1, 2015, as compared to $61.7 million, or 27.3% of net sales, for the three months ended August 2, 2014. The increase in selling, general and administrative expenses during the three months ended August 1, 2015, as compared to the three months ended August 2, 2014, includes $2.0 million of non-operating charges consisting of $0.6 million in consulting fees incurred in connection with Project Excellence, $0.9 million of severance expense, and $0.6 million of certain legal and corporate moving expenses. The additional increase in selling, general and administrative expenses during the three months ended August 1, 2015, as compared to the three months ended August 2, 2014, includes increased investments in marketing to drive sales; increased rent and depreciation expense related to the Company's new corporate headquarters; and increased variable distribution expenses to support the growth of the Company's eCommerce business; partially offset by savings recognized as a result of the Company's organizational realignment.

        Operating Income.    For the reasons discussed above, operating income for the three months ended August 1, 2015 was $0.4 million, as compared to operating income of $0.2 million for the three months ended August 2, 2014.

        Interest Expense, Net.    Net interest expense was $0.3 million for the three months ended August 1, 2015, as compared to $0.1 million for the three months ended August 2, 2014. The increase in net interest expense during the three months ended August 1, 2015, as compared to the three months ended August 2, 2014, was primarily due to interest related to the $15 million, 5-year term loan that was entered into on October 24, 2014.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended August 1, 2015 was $0.3 million, as compared to $0.2 million for the three months ended August 2, 2014.

        Net Loss.    For the reasons discussed above, net loss for the three months ended August 1, 2015 was $0.1 million, or breakeven per diluted share, as compared to a net loss of $0.1 million, or breakeven per diluted share, for the three months ended August 2, 2014.

Six Months Ended August 1, 2015 Compared to Six Months Ended August 2, 2014

        Net Sales.    Net sales for the six months ended August 1, 2015 increased 3.0% to $459.1 million, as compared to $445.7 million for the six months ended August 2, 2014. Comparable store sales for the six months ended August 1, 2015 increased 2.9%, as compared to an increase of 0.1% for the six months ended August 2, 2014. In the comparable store base, average dollar sales per transaction decreased by 0.5%, while the number of transactions per average store increased by 3.4%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended August 1, 2015 was $131.4 million, or 28.6% of net sales, as compared to $124.1 million, or 27.9% of net sales, for the six months ended August 2, 2014. The increase in gross profit as a percentage of net sales during the six months ended August 1, 2015, as compared to the six months ended August 2, 2014, was driven by a 110 basis point decrease in buying and occupancy costs reflecting a reduction in occupancy expenses and payroll savings resulting from the Company's organizational realignment. The improvement in buying and occupancy costs was partially offset by a 40 basis point decrease in merchandise margin primarily due to increased shipping costs associated with the Company's omni-channel initiatives, which was partially offset by improvements in product costs resulting from continued sourcing efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $135.2 million, or 29.4% of net sales, for the six months ended August 1, 2015, as compared to $123.9 million, or 27.8% of net sales, for the six months ended August 2, 2014. The increase in selling, general and administrative expenses during the six months ended August 1, 2015, as compared to the six months ended August 2, 2014, includes $4.9 million of non-operating charges consisting of $3.0 million in consulting fees incurred in connection with Project Excellence, $1.6 million of severance expense, and $0.4 million of certain legal expenses, partially offset by a $0.1 million reduction in moving expenses related to the new corporate headquarters. The additional increase in selling, general and administrative expenses during the six months ended August 1, 2015, as compared to the six months ended August 2, 2014, includes increased investments in marketing to drive sales; increased rent and depreciation expense related to the Company's new corporate headquarters and investments in information technology; and increased variable distribution expenses to support the growth of the Company's eCommerce business; partially offset by savings recognized as a result of the Company's organizational realignment.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for the six months ended August 1, 2015 was $3.8 million, as compared to operating income of $0.2 million for the six months ended August 2, 2014.

        Interest Expense, Net.    Net interest expense was $0.6 million for the six months ended August 1, 2015 and $0.2 million for the six months ended August 2, 2014. The increase in net interest expense during the six months ended August 1, 2015, as compared to the six months ended August 2, 2014, was primarily due to interest related to the $15 million, 5-year term loan that was entered into on October 24, 2014.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the six months ended August 1, 2015 was $0.4 million as compared to $0.5 million for the six months ended August 2, 2014.

        Net Loss.    For the reasons discussed above, net loss for the six months ended August 1, 2015 was $4.8 million, or $0.08 per diluted share, as compared to a net loss of $0.4 million, or $0.01 per diluted share, for the six months ended August 2, 2014.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP selling, general, and administrative expenses, operating income (loss), net income (loss) and earnings (loss) per diluted share for the three and six months ended August 1, 2015 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP. There were no non-operating charges recorded during the first or second quarters of fiscal year 2014.

	Three months ended August 1, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating income	Net (loss) income	(Loss) earnings per diluted share
GAAP as reported	$66,698	$435	$(146)	$(0.00)
Adjustments affecting comparability
Consulting expense—Project Excellence	572	572	572
Certain severance expenses	860	860	860
Moving expenses for new headquarters	197	197	197
Legal expense	386	386	386

Total adjustments(1)	2,015	2,015	2,015	0.03

Non-GAAP as adjusted	$64,683	$2,450	$1,869	$0.03

	Six months ended August 1, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating (loss) income	Net (loss) income	(Loss) earnings per diluted share
GAAP as reported	$135,190	$(3,810)	$(4,817)	$(0.08)
Adjustments affecting comparability
Consulting expense—Project Excellence	3,028	3,028	3,028
Certain severance expenses	1,584	1,584	1,584
Net reduction of moving expenses for new headquarters	(116)	(116)	(116)
Legal expense	386	386	386

Total adjustments(1)	4,882	4,882	4,882	0.08

Non-GAAP as adjusted	$130,308	$1,072	$65	$0.00

(1)
The tax effect of $2.0 and $4.9 million of expenses, during the three and six months ended August 1, 2015, respectively, is offset by a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of August 1, 2015. The following tables contain information regarding the Company's liquidity and capital resources:

	August 1, 2015	January 31, 2015	August 2, 2014
	(Amounts in thousands)
Cash and cash equivalents	$60,122	$69,293	$63,166
Working capital	$42,973	$46,531	$54,431

	Six months ended August 1, 2015	Six months ended August 2, 2014
	(Amounts in thousands)
Net cash provided by operating activities	$5,831	$4,019
Net cash used in investing activities	$(13,993)	$(10,757)
Net cash (used in) provided by financing activities	$(1,009)	$181

Net decrease in cash and cash equivalents	$(9,171)	$(6,557)

Operating Activities

        Net cash provided by operating activities was $5.8 million for the six months ended August 1, 2015, as compared to $4.0 million for the six months ended August 2, 2014. The increase in net cash provided by operating activities during the six months ended August 1, 2015, as compared to the six months ended August 2, 2014, is the result of fluctuations in operating assets and liabilities, largely due to the Company not paying any bonuses under its cash incentive compensation plan during the six months ended August 1, 2015, partially offset by an increase in net loss. Included in the net loss for the six months ended August 1, 2015 is $4.9 million of non-operating charges, as described in the "Results of Operations" section above. There were no non-operating charges recorded during the six months ended August 2, 2014.

Investing Activities

        Net cash used in investing activities was $14.0 million for the six months ended August 1, 2015, as compared to $10.8 million for the six months ended August 2, 2014. Net cash used in investing activities during the six months ended August 1, 2015 represents capital expenditures of $9.5 million related to the opening of two New York & Company stores and five New York & Company Outlet stores, the conversion of nine New York & Company stores to Outlet stores, and the remodeling of six existing stores, as well as approximately $4.5 million related to the Company's continued investment in its information technology infrastructure, primarily relating to its omni-channel strategy.

        Net cash used in investing activities during the six months ended August 2, 2014 reflects $7.7 million related to the opening of six new Outlets stores and the remodeling of five existing New York & Company stores, and $3.0 million related to non-store capital projects, which principally represent the Company's new corporate headquarters and information technology enhancements.

        For fiscal year 2015, capital expenditures are expected to range between $26.0 and $28.0 million, as compared to $26.8 million in fiscal year 2014. For fiscal year 2015, the Company currently expects to open between 7 and 9 new Outlet stores and 4 New York & Company stores, convert 12 New York & Company stores to Outlet stores, remodel between 7 and 9 existing stores, and close between 19 and 23 New York & Company stores, ending the year with between 492 and 498 stores, including between 81 and 83 Outlet stores.

Financing Activities

        Net cash used in financing activities for the six months ended August 1, 2015 consisted primarily of $0.5 million in quarterly amortization payments of the Term Loan, $0.2 million for shares withheld for payment of employee payroll taxes, and $0.3 million for capital lease payments. Net cash provided by financing activities for the six months ended August 2, 2014 consisted of $0.3 million of proceeds from the exercise of stock options, partially offset by shares withheld for payment of employee payroll taxes.

Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries.

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

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company's Average Compliance Excess Availability. The Company pays to the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 1, 2015, the Company had availability under its revolving credit facility of $35.7 million, net of letters of credit outstanding of $20.5 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015, and availability of $30.4 million, net of letters of credit outstanding of $22.5 million, as of August 2, 2014. Included in letters of credit outstanding at August 1, 2015 are $1.4 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 1, 2015, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

The Company's ability to recognize the potential savings identified through Project Excellence

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014. The Company recently completed the second phase of Project Excellence, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K, as filed with the SEC on April 16, 2015. The Company expects approximately half of the savings from Project Excellence to be realized through reduced product costs and buying expenses resulting in improved gross margins, while the remaining half of the savings will be recognized through a reduction of various selling, general and administrative expenses. As previously disclosed, the savings resulting from Project Excellence began being recognized by the Company during the first quarter of fiscal year 2015 and are expected to build throughout the second half of fiscal year 2015 and into the first quarter of fiscal year 2016 as the Company completes the implementation of its business improvement plans. The inability of the Company to realize all or any of the potential savings identified through Project Excellence may adversely impact the Company's business, financial condition and results of operations.

        There have been no other material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2015.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2015.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 2, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	September 2, 2015