Form 10-Q
period 2015-10-31
New York & Company, Inc.
filed 2015-12-09
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 31, 2015
OR
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

        As of November 27, 2015, the registrant had 64,528,358 shares of common stock outstanding.

i

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
Net sales	$219,750	$210,314	$678,836	$655,973
Cost of goods sold, buying and occupancy costs	156,055	153,037	483,761	474,574

Gross profit	63,695	57,277	195,075	181,399
Selling, general and administrative expenses	68,612	66,751	203,802	190,632

Operating loss	(4,917)	(9,474)	(8,727)	(9,233)
Interest expense, net of interest income of $1, $1, $9, and $4, respectively	325	112	923	281

Loss before income taxes	(5,242)	(9,586)	(9,650)	(9,514)
Provision for income taxes	94	150	503	651

Net loss	$(5,336)	$(9,736)	$(10,153)	$(10,165)

Basic loss per share	$(0.08)	$(0.15)	$(0.16)	$(0.16)

Diluted loss per share	$(0.08)	$(0.15)	$(0.16)	$(0.16)

Weighted average shares outstanding:
Basic shares of common stock	63,224	62,911	63,127	62,789

Diluted shares of common stock	63,224	62,911	63,127	62,789

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
Comprehensive loss	$(5,161)	$(9,703)	$(9,830)	$(10,065)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 31, 2015	January 31, 2015	November 1, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,980	$69,293	$55,545
Restricted cash	1,509	1,509	2,135
Accounts receivable	12,630	7,406	10,018
Income taxes receivable	73	99	99
Inventories, net	129,006	93,791	124,785
Prepaid expenses	19,669	20,581	20,915
Other current assets	1,335	1,121	1,516

Total current assets	209,202	193,800	215,013
Property and equipment, net	87,412	84,374	82,833
Intangible assets	14,879	14,879	14,879
Deferred income taxes	6,316	6,660	6,675
Other assets	2,128	2,167	1,510

Total assets	$319,937	$301,880	$320,910

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$1,000	$1,000	$1,000
Accounts payable	107,139	86,481	109,566
Accrued expenses	54,871	52,418	41,783
Income taxes payable	599	710	710
Deferred income taxes	6,316	6,660	6,675

Total current liabilities	169,925	147,269	159,734
Long-term debt, net of current portion	13,000	13,750	14,000
Deferred rent	37,791	35,169	35,953
Other liabilities	6,996	6,333	4,808

Total liabilities	227,712	202,521	214,495
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,478, 65,236, and 65,022 shares issued and 64,478, 64,236, and 64,022 shares outstanding at October 31, 2015, January 31, 2015, and November 1, 2014, respectively	65	65	65
Additional paid-in capital	177,305	174,609	173,770
Retained deficit	(79,265)	(69,112)	(62,392)
Accumulated other comprehensive loss	(2,483)	(2,806)	(1,631)
Treasury stock at cost; 1,000 shares at October 31, 2015, January 31, 2015 and November 1, 2014	(3,397)	(3,397)	(3,397)

Total stockholders' equity	92,225	99,359	106,415

Total liabilities and stockholders' equity	$319,937	$301,880	$320,910

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended October 31, 2015	Nine months ended November 1, 2014
Operating activities
Net loss	$(10,153)	$(10,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,590	20,835
Loss from impairment charges	287	911
Amortization of deferred financing costs	154	92
Share-based compensation expense	2,948	3,210
Changes in operating assets and liabilities:
Restricted cash	—	(2,135)
Accounts receivable	(5,224)	(2,992)
Income taxes receivable	26	—
Inventories, net	(35,215)	(41,306)
Prepaid expenses	912	226
Accounts payable	20,658	33,692
Accrued expenses	2,256	(5,097)
Income taxes payable	(111)	(365)
Deferred rent	2,622	(3,972)
Other assets and liabilities	198	(1,207)

Net cash used in operating activities	(2,052)	(8,273)

Investing activities
Capital expenditures	(20,835)	(21,026)
Insurance recoveries	146	254

Net cash used in investing activities	(20,689)	(20,772)

Financing activities
Proceeds from issuance of long-term debt	—	15,000
Repayment of long-term debt	(750)	—
Payment of financing costs	(161)	(188)
Proceeds from exercise of stock options	16	299
Shares withheld for payment of employee payroll taxes	(267)	(244)
Principal payments on capital lease obligations	(410)	—

Net cash (used in) provided by financing activities	(1,572)	14,867

Net decrease in cash and cash equivalents	(24,313)	(14,178)
Cash and cash equivalents at beginning of period	69,293	69,723

Cash and cash equivalents at end of period	$44,980	$55,545

Non-cash capital lease transactions	$1,080	$—

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of October 31, 2015, the Company operated 508 stores in 43 states.

        The condensed consolidated financial statements as of October 31, 2015 and November 1, 2014 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended October 31, 2015 and November 1, 2014 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 31, 2015 ("fiscal year 2014"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 16, 2015. The 52-week fiscal years ending January 30, 2016 and January 28, 2017 are referred to herein as "fiscal year 2015" and "fiscal year 2016," respectively. The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The standard

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2015

(Unaudited)

2. New Accounting Pronouncements (Continued)

may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the new standard and its impact on the Company's financial position and results of operations.

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. ASU 2015-03 is effective retrospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's financial position or results of operations.

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

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which amends ASC 350, "Intangibles—Goodwill and Other." The amendments provide guidance as to whether a cloud computing arrangement includes a software license, and based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The amendments are effective for arrangements entered into, or materially modified, in annual or interim reporting periods within those years beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company intends to adopt the new standard when it takes effect and apply the new guidance prospectively.

        In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements" ("ASU 2015-10"), which amends a number of topics in the ASC. The update is a part of an ongoing project on the FASB's agenda to facilitate ASC updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. ASU 2015-10 will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2015

(Unaudited)

2. New Accounting Pronouncements (Continued)

in an interim period. The Company is currently evaluating the new standard and its impact on the Company's financial position and results of operations.

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-17 may be applied prospectively to all deferred tax liabilities and assets, or retrospectively to all periods presented. The Company does not expect the adoption of ASU 2015-17 to have a material impact on the Company's financial position or results of operations.

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

	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
	(Amounts in thousands, except per share amounts)
Net loss	$(5,336)	$(9,736)	$(10,153)	$(10,165)
Basic loss per share:
Weighted average shares outstanding:
Basic shares of common stock	63,224	62,911	63,127	62,789

Basic loss per share	$(0.08)	$(0.15)	$(0.16)	$(0.16)

Diluted loss per share:
Weighted average shares outstanding:
Basic shares of common stock	63,224	62,911	63,127	62,789
Plus impact of share-based awards	—	—	—	—

Diluted shares of common stock	63,224	62,911	63,127	62,789

Diluted loss per share	$(0.08)	$(0.15)	$(0.16)	$(0.16)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2015

(Unaudited)

3. Earnings (Loss) Per Share (Continued)

        The calculation of diluted loss per share for the three and nine months ended October 31, 2015 and November 1, 2014 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
	(Amounts in thousands)
Stock options	454	539	476	535
Stock appreciation rights(1)	6,767	5,041	5,883	3,671
Restricted stock and units	422	932	695	650

Total anti-dilutive shares	7,643	6,512	7,054	4,856

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

        The Company recorded share-based compensation expense in the amount of $1.2 million and $1.2 million for the three months ended October 31, 2015 and November 1, 2014, respectively, and $2.9 million and $3.2 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.

        During the nine months ended October 31, 2015, 7,500 shares of common stock were issued upon exercise of previously issued stock options.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 6% of the Company's workforce at October 31, 2015. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is currently being renegotiated in accordance with the terms of the agreement. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2015

(Unaudited)

5. Pension Plan (Continued)

to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
	(Amounts in thousands)
Service cost	$86	$88	$257	$263
Interest cost	80	93	240	277
Expected return on plan assets	(213)	(139)	(436)	(414)
Amortization of unrecognized losses	178	37	334	112
Amortization of prior service credit	(3)	(4)	(11)	(12)

Net periodic benefit cost	$128	$75	$384	$226

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of operations for the three months ended October 31, 2015 and November 1, 2014 was approximately $175,000 and $33,000, respectively, and for the nine months ended October 31, 2015 and November 1, 2014 was $323,000 and $100,000, respectively. As of January 31, 2015, the Company reported a minimum pension liability of $2.7 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2011. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2010.

        At January 31, 2015, the Company reported a total liability for unrecognized tax benefits of $3.9 million, including interest and penalties. There have been no material changes during the nine months ended October 31, 2015. Of the total $3.9 million of unrecognized tax benefits at January 31, 2015, approximately $1.0 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2015

(Unaudited)

6. Income Taxes (Continued)

positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of October 31, 2015, the Company's valuation allowance against its deferred tax assets was $67.8 million.

7. Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC (f.k.a. Lerner New York Outlet, Inc.), wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of October 31, 2015, the Company had availability under its revolving credit facility of $51.2 million, net of letters of credit outstanding of $20.3 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015, and availability of $48.8 million, net of letters of credit outstanding of $20.6 million, as of November 1, 2014. Included in letters of credit outstanding at October 31, 2015 are $1.2 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

October 31, 2015

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

        As of October 31, 2015 and January 31, 2015, the Company had $2.8 million and $2.2 million of capital lease obligations outstanding, respectively, which will be paid ratably over the next five years.

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

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheets for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At October 31, 2015 and January 31, 2015, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 31, 2015

(Unaudited)

8. Fair Value Measurements (Continued)

        The Company reported the following non-cash impairment charges related to underperforming store assets during the first, second, and third quarters of fiscal year 2015 and fiscal year 2014 in "Selling, general and administrative expenses" on the Company's consolidated statements of operations:

	Fiscal Year 2015	Fiscal Year 2014
	(Amounts in thousands)
First quarter	$—	$358
Second quarter	232	—
Third quarter	55	553

Total year-to-date impairment charges	$287	$911

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend and versatile—all at compelling values. The Company's proprietary branded New York & Company® merchandise is sold exclusively through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of October 31, 2015, the Company operated 508 stores in 43 states.

        During the quarter, the Company continued to make progress on its key strategic initiatives, which are as follows: (i) evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including the 7th Avenue Design Studio (f.k.a. 7th Avenue), Soho Jeans, Eva Mendes Collection, and Lounge (f.k.a. Love NY&C), and by leveraging its perceived "best at pant" advantage into denim and activewear; (ii) create a deeper emotional connection with its customer to drive traffic in all channels of the business and grow its active customer database, including new private label credit card customers; (iii) continue to evolve as an omni-channel retailer, driving increased sales and profitability; (iv) execute the Company's business re-engineering program, referred to as "Project Excellence," in order to improve overall operational efficiency and productivity; and (v) continue to expand its store base and optimize existing square footage.

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

        Net sales for the three months ended October 31, 2015 were $219.8 million, as compared to $210.3 million for the three months ended November 1, 2014. Comparable store sales, including eCommerce sales, increased 4.9% for the three months ended October 31, 2015, as compared to a decrease of 3.4% for the three months ended November 1, 2014. Net loss for the three months ended October 31, 2015 was $5.3 million, or $0.08 per diluted share, as compared to a net loss of $9.7 million, or $0.15 per diluted share, for the three months ended November 1, 2014. Non-GAAP adjusted net loss for the three months ended October 31, 2015 was $3.0 million, or $0.05 per diluted share, which excludes $2.3 million of non-operating charges. Non-GAAP adjusted net loss for the three months ended November 1, 2014 was $6.9 million, or $0.11 per diluted share, which excludes $2.8 million of non-operating charges. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the nine months ended October 31, 2015 was $20.8 million, as compared to $21.0 million for the nine months ended November 1, 2014. During the nine months ended October 31, 2015, the Company opened four New York & Company stores and eight New York & Company Outlet stores, converted twelve New York & Company stores to Outlet stores, remodeled eight existing stores, and closed eight stores, ending the third quarter with 508 stores, including 82 Outlet stores and 2.6 million selling square feet in operation. In addition, the Company continued to invest in its information technology infrastructure, primarily relating to the expansion of its omni-channel strategy.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014. The Company completed the second phase of Project Excellence during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K, as filed with the SEC on April 16, 2015. Approximately $15 million of the $30 million of potential annual savings from Project Excellence will be a reduction of selling, general and administrative expenses beginning in fiscal year 2015, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of potential annual savings from Project Excellence will be realized through reduced product costs and buying expenses resulting in improved gross margins beginning in fiscal year 2016.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 31, 2015 and November 1, 2014:

As a % of net sales	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.0%	72.8%	71.3%	72.3%

Gross profit	29.0%	27.2%	28.7%	27.7%
Selling, general and administrative expenses	31.2%	31.7%	30.0%	29.1%

Operating loss	(2.2)%	(4.5)%	(1.3)%	(1.4)%
Interest expense, net	0.1%	—%	0.1%	—%

Loss before income taxes	(2.3)%	(4.5)%	(1.4)%	(1.4)%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%

Net loss	(2.4)%	(4.6)%	(1.5)%	(1.5)%

Selected operating data:	Three months ended October 31, 2015	Three months ended November 1, 2014	Nine months ended October 31, 2015	Nine months ended November 1, 2014
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	4.9%	(3.4)%	3.5%	(1.1)%
Net sales per average selling square foot(1)	$85	$80	$261	$249
Net sales per average store(2)	$434	$412	$1,342	$1,286
Average selling square footage per store(3)	5,117	5,155	5,117	5,155

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 31, 2015		Three months ended November 1, 2014		Nine months ended October 31, 2015		Nine months ended November 1, 2014
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	504	2,586,714	509	2,631,002	504	2,596,988	507	2,637,074
New stores	5	20,238	6	23,638	12	50,638	12	46,161
Closed stores	(1)	(6,000)	(3)	(16,306)	(8)	(32,671)	(7)	(32,084)
Net impact of remodeled stores on selling square feet	—	(1,579)	—	1,048	—	(15,582)	—	(11,769)

Stores open, end of period	508	2,599,373	512	2,639,382	508	2,599,373	512	2,639,382

Three Months Ended October 31, 2015 Compared to Three Months Ended November 1, 2014

        Net Sales.    Net sales for the three months ended October 31, 2015 increased 4.5% to $219.8 million, as compared to $210.3 million for the three months ended November 1, 2014. Comparable store sales increased 4.9% for the three months ended October 31, 2015, as compared to a decrease of 3.4% for the three months ended November 1, 2014. In the comparable store base, average dollar sales per transaction increased by 2.0%, and the number of transactions per average store increased 2.8%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended October 31, 2015 increased to $63.7 million, or 29.0% of net sales, as compared to $57.3 million, or 27.2% of net sales, for the three months ended November 1, 2014. The increase in gross profit as a percentage of net sales for the three months ended October 31, 2015, as compared to the three months ended November 1, 2014, was driven by a 230 basis point decrease in buying and occupancy costs primarily reflecting a reduction in occupancy expenses and payroll savings resulting from the Company's organizational realignment initiated as part of Project Excellence, combined with the impact of an increase in comparable store sales. While buying and occupancy costs improved during the three months ended October 31, 2015, merchandise margin decreased by 50 basis points primarily due to increased shipping costs associated with the Company's omni-channel initiatives, which was partially offset by improvements in product costs resulting from continued sourcing efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $68.6 million, or 31.2% of net sales, for the three months ended October 31, 2015, as compared to $66.8 million, or 31.7% of net sales, for the three months ended November 1, 2014. Selling, general and administrative expenses during the three months ended October 31, 2015 includes $2.3 million of non-operating charges, consisting of $2.2 million of legal expenses related to the settlement of a wage and hour class action lawsuit in the state of California and $0.1 million in consulting fees incurred in connection with Project Excellence. Selling, general and administrative expenses during the three months ended November 1, 2014 includes $2.8 million of non-operating charges, consisting of $1.0 million in consulting fees incurred in connection with Project Excellence, $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters ("BHQ office space"), and $0.8 million of certain executive severance and recruiting expenses. The additional increase in selling, general and administrative expenses during the three months ended October 31, 2015, as compared to the three months ended November 1, 2014, includes increased variable-based compensation accruals, increased rent and depreciation expense related to the Company's new corporate headquarters and investments in information technology, and increased variable distribution expenses to support the growth of the Company's eCommerce business, partially offset by a reduction in marketing expenses and savings recognized as a result of the Company's organizational realignment.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended October 31, 2015 was $4.9 million, as compared to an operating loss of $9.5 million for the three months ended November 1, 2014.

        Interest Expense, Net.    Net interest expense was $0.3 million for the three months ended October 31, 2015, as compared to $0.1 million for the three months ended November 1, 2014. The increase in net interest expense during the three months ended October 31, 2015, as compared to the three months ended November 1, 2014, was primarily due to interest related to the $15 million, 5-year term loan that was entered into on October 24, 2014 (the "Term Loan"), as discussed in the "Long-term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The income tax provision for the three months ended October 31, 2015 was $0.1 million, as compared to $0.2 million for the three months ended November 1, 2014.

        Net Loss.    For the reasons discussed above, net loss for the three months ended October 31, 2015 was $5.3 million, or $0.08 per diluted share, as compared to a net loss of $9.7 million, or $0.15 per diluted share, for the three months ended November 1, 2014.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended November 1, 2014

        Net Sales.    Net sales for the nine months ended October 31, 2015 increased 3.5% to $678.8 million, as compared to $656.0 million for the nine months ended November 1, 2014. Comparable store sales for the nine months ended October 31, 2015 increased 3.5%, as compared to a decrease of 1.1% for the nine months ended November 1, 2014. In the comparable store base, average dollar sales per transaction increased by 0.1%, and the number of transactions per average store increased by 3.4%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended October 31, 2015 was $195.1 million, or 28.7% of net sales, as compared to $181.4 million, or 27.7% of net sales, for the nine months ended November 1, 2014. The increase in gross profit as a percentage of net sales during the nine months ended October 31, 2015, as compared to the nine months ended November 1, 2014, was driven by a 150 basis point decrease in buying and occupancy costs primarily reflecting a reduction in occupancy expenses and payroll savings resulting from the Company's organizational realignment initiated as part of Project Excellence. While buying and occupancy costs improved during the nine months ended October 31, 2015, merchandise margin decreased by 50 basis points primarily due to increased shipping costs associated with the Company's omni-channel initiatives, which was partially offset by improvements in product costs resulting from continued sourcing efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $203.8 million, or 30.0% of net sales, for the nine months ended October 31, 2015, as compared to $190.6 million, or 29.1% of net sales, for the nine months ended November 1, 2014. Selling, general and administrative expenses during the nine months ended October 31, 2015 includes $7.2 million of non-operating charges, including $2.6 million of legal expenses primarily related to the settlement of a wage and hour class action lawsuit in the state of California, $3.1 million in consulting fees incurred in connection with Project Excellence, and $1.6 million of certain severance expenses. Selling, general and administrative expenses during the nine months ended November 1, 2014 includes $2.8 million of non-operating charges, consisting of $1.0 million in consulting fees incurred in connection with Project Excellence, $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, and $0.8 million of certain executive severance and recruiting expenses. The additional increase in selling, general and administrative expenses during the nine months ended October 31, 2015, as compared to the nine months ended November 1, 2014, includes increased variable-based compensation accruals; increased investments in marketing; increased rent and depreciation expense related to the Company's new corporate headquarters and investments in information technology; and increased variable distribution expenses to support the growth of the Company's eCommerce business; partially offset by savings recognized as a result of the Company's organizational realignment.

        Operating Loss.    For the reasons discussed above, operating loss for the nine months ended October 31, 2015 was $8.7 million, as compared to an operating loss of $9.2 million for the nine months ended November 1, 2014.

        Interest Expense, Net.    Net interest expense was $0.9 million for the nine months ended October 31, 2015 and $0.3 million for the nine months ended November 1, 2014. The increase in net interest expense during the nine months ended October 31, 2015, as compared to the nine months ended November 1, 2014, was primarily due to interest related to the Term Loan.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the nine months ended October 31, 2015 was $0.5 million, as compared to $0.7 million for the nine months ended November 1, 2014.

        Net Loss.    For the reasons discussed above, net loss for the nine months ended October 31, 2015 was $10.2 million, or $0.16 per diluted share, as compared to a net loss of $10.2 million, or $0.16 per diluted share, for the nine months ended November 1, 2014.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP selling, general, and administrative expenses, operating loss, net loss and loss per diluted share for the three and nine months ended October 31, 2015 and November 1, 2014 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

GAAP to Non-GAAP Financial Measures: Three Months Ended October 31, 2015 and November 1, 2014

	Three months ended October 31, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$68,612	$(4,917)	$(5,336)	$(0.08)
Adjustments affecting comparability:
Consulting expense—Project Excellence	77	77	77
Net reduction of certain severance expenses	(7)	(7)	(7)
Moving expenses for BHQ office space	12	12	12
Legal expense	2,211	2,211	2,211

Total adjustments(1)	2,293	2,293	2,293	0.03

Non-GAAP as adjusted	$66,319	$(2,624)	$(3,043)	$(0.05)

	Three months ended November 1, 2014
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$66,751	$(9,474)	$(9,736)	$(0.15)
Adjustments affecting comparability:
Consulting expense—Project Excellence	1,000	1,000	1,000
Certain executive severance expenses	732	732	732
Duplicative rent expense—new BHQ office space	962	962	962
Executive recruiting expense	102	102	102

Total adjustments(1)	2,796	2,796	2,796	0.04

Non-GAAP as adjusted	$63,955	$(6,678)	$(6,940)	$(0.11)

GAAP to Non-GAAP Financial Measures: Nine Months Ended October 31, 2015 and November 1, 2014

	Nine months ended October 31, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$203,802	$(8,727)	$(10,153)	$(0.16)
Adjustments affecting comparability:
Consulting expense—Project Excellence	3,105	3,105	3,105
Certain severance expenses	1,577	1,577	1,577
Net reduction of moving expenses for BHQ office space	(104)	(104)	(104)
Legal expense	2,597	2,597	2,597

Total adjustments(1)	7,175	7,175	7,175	0.11

Non-GAAP as adjusted	$196,627	$(1,552)	$(2,978)	$(0.05)

	Nine months ended November 1, 2014
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$190,632	$(9,233)	$(10,165)	$(0.16)
Adjustments affecting comparability:
Consulting expense—Project Excellence	1,000	1,000	1,000
Certain executive severance expenses	732	732	732
Duplicative rent expense—new BHQ office space	962	962	962
Executive recruiting expense	102	102	102

Total adjustments(1)	2,796	2,796	2,796	0.04

Non-GAAP as adjusted	$187,836	$(6,437)	$(7,369)	$(0.12)

(1)
The tax effect of $2.3 million, $7.2 million, $2.8 million, and $2.8 million of expenses, during the three and nine months ended October 31, 2015 and November 1, 2014, respectively, is offset by a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. The Company is in compliance with all debt covenants as of October 31, 2015. The following tables contain information regarding the Company's liquidity and capital resources:

	October 31, 2015	January 31, 2015	November 1, 2014
	(Amounts in thousands)
Cash and cash equivalents	$44,980	$69,293	$55,545
Working capital	$39,277	$46,531	$55,279

	Nine months ended October 31, 2015	Nine months ended November 1, 2014
	(Amounts in thousands)
Net cash used in operating activities	$(2,052)	$(8,273)
Net cash used in investing activities	$(20,689)	$(20,772)
Net cash (used in) provided by financing activities	$(1,572)	$14,867

Net decrease in cash and cash equivalents	$(24,313)	$(14,178)

Operating Activities

        Net cash used in operating activities was $2.1 million for the nine months ended October 31, 2015, as compared to $8.3 million for the nine months ended November 1, 2014. The decrease in net cash used in operating activities during the nine months ended October 31, 2015, as compared to the nine months ended November 1, 2014, is the result of fluctuations in operating assets and liabilities, primarily due to a decrease in bonuses paid under the Company's cash incentive compensation plan during the nine months ended October 31, 2015. Included in the net loss for the nine months ended October 31, 2015 and November 1, 2014, is $7.2 million and $2.8 million, respectively, of non-operating charges, as described in the "Results of Operations" section above.

Investing Activities

        Net cash used in investing activities was $20.7 million for the nine months ended October 31, 2015, as compared to $20.8 million for the nine months ended November 1, 2014. Net cash used in investing activities during the nine months ended October 31, 2015 represents capital expenditures of $14.4 million primarily related to the opening of four New York & Company stores and eight new Outlet stores, the conversion of twelve New York & Company stores to Outlet stores, and the remodeling of eight existing stores, and $6.4 million on the Company's non-store capital projects, primarily relating to its information technology infrastructure and omni-channel strategy, partially offset by $0.1 million of insurance proceeds.

        Net cash used in investing activities during the nine months ended November 1, 2014 reflects $15.8 million primarily related to the opening of twelve new stores, including eleven Outlet stores, and the remodeling of eleven existing stores, $2.9 million related to non-store capital projects, which principally represent information technology enhancements, and $2.3 million related to the Company's relocation and build-out of its new corporate headquarters in New York City, partially offset by $0.3 million of insurance proceeds.

        For fiscal year 2015, capital expenditures are expected to range between $26.0 million and $28.0 million, as compared to $26.8 million in fiscal year 2014. The Company currently expects to end fiscal year 2015 having opened 8 new Outlet stores and 4 New York & Company stores, converted 12 New York & Company stores to Outlet stores, remodeled 8 existing stores, and closed approximately 24 New York & Company stores, ending the year with roughly 492 stores, including 82 Outlet stores.

Financing Activities

        Net cash used in financing activities for the nine months ended October 31, 2015 was $1.6 million, which includes $0.8 million in quarterly amortization payments of the Term Loan, $0.4 million of capital lease payments, $0.3 million of employee payroll taxes for which shares were withheld, and the payment of $0.2 million of financing costs. Net cash provided by financing activities for the nine months ended November 1, 2014 was $14.9 million, which includes $15.0 million of proceeds from the Term Loan and $0.3 million of proceeds from the exercise of stock options, partially offset by $0.2 million of employee payroll taxes for which shares were withheld and the payment of $0.2 million of financing costs.

Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC (f.k.a. Lerner New York Outlet, Inc.), wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of October 31, 2015, the Company had availability under its revolving credit facility of $51.2 million, net of letters of credit outstanding of $20.3 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015, and availability of $48.8 million, net of letters of credit outstanding of $20.6 million, as of November 1, 2014. Included in letters of credit outstanding at October 31, 2015 are $1.2 million of trade letters of credit and $19.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of October 31, 2015, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

The Company may not be able to recognize the potential savings identified through Project Excellence

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014. The Company completed the second phase of Project Excellence during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K, as filed with the SEC on April 16, 2015. Approximately $15 million of the $30 million of potential annual savings from Project Excellence will be a reduction of selling, general and administrative expenses beginning in fiscal year 2015, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of potential annual savings from Project Excellence will be realized through reduced product costs and buying expenses resulting in improved gross margins beginning in fiscal year 2016. The Company may not be able to realize all or any of the potential savings identified through Project Excellence which may adversely impact the Company's business, financial condition and results of operations.

The Company's growth strategy relies on the conversion of a number of existing New York & Company stores to Outlet stores. The Company may not be able to implement this strategy on a timely basis or at all. In addition, the Company may not be able to realize the projected increase in net sales and profitability upon conversion of New York & Company stores to new Outlet stores.

        Since the beginning of fiscal year 2015, the Company has converted 12 New York & Company stores to Outlet stores. Since converting to Outlet stores, many of these locations have experienced an increase in net sales and profitability. The Company plans to convert approximately 50 New York & Company stores to Outlet stores during the first quarter of fiscal year 2016 and is projecting increases in net sales and profitability at each of these locations. The Company may not be able to implement this strategy on a timely basis or at all. In addition, the Company may not be able to realize the projected increase in net sales and profitability upon conversion of New York & Company stores to Outlet stores. The performance of the converted Outlet stores thus far is not indicative of the future performance of these Outlet stores or any new Outlet stores.

        There have been no other material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 16, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 9, 2015.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 9, 2015.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 9, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 9, 2015