Form 10-K
period 2016-01-30
New York & Company, Inc.
filed 2016-04-14
CIK 1211351

Use these links to rapidly review the document

New York & Company, Inc. and Subsidiaries Consolidated Financial Statements Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of July 31, 2015 was approximately $69.8 million, using the closing price per share of $2.25, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 31, 2016 was 64,587,770.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, providing NY Style that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of January 30, 2016, the Company operated 490 stores in 41 states.

        The Company offers a merchandise assortment consisting of wear-to-work, casual apparel and accessories, including pants, dresses, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags, jewelry and shoes. The Company's merchandise reflects current fashions and fulfills a broad spectrum of its customers' lifestyle and wardrobe requirements.

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

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week years ended January 30, 2016, January 31, 2015, and February 1, 2014 are

referred to herein as "fiscal year 2015," "fiscal year 2014," and "fiscal year 2013," respectively. The 52-week year ending January 28, 2017 is referred to herein as "fiscal year 2016."

The Company's Growth Strategies

        The Company's overall strategy is to drive growth in each channel of its business, including New York & Company stores, New York & Company Outlet stores ("Outlets"), and its eCommerce store. The Company is focused on increasing net sales and profitability through the following long-term strategic initiatives: evolve as a broader lifestyle brand; enhance brand image and increase customer loyalty; expand its omni-channel capabilities; and optimize its existing store base.

Evolve as a Broader Lifestyle Brand

        The Company's key merchandise initiatives and sub-brand strategy provide customers with trending fashion and a versatile assortment that the Company believes will broaden its reach as a lifestyle brand. Under the New York & Company brand, the Company has launched to-date the following sub-brands: 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, Eva Mendes Collection, and Lounge. The Company believes that its key merchandise initiatives and sub-brand strategy differentiates it from its competitors and provides its customers fashion, quality and value with an appealing merchandise assortment at attractive price points.

Enhance Brand Image and Increase Customer Loyalty

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company brand through its merchandise assortment, celebrity partnerships, expansion of its private label credit card and loyalty programs, best-in-class customer service, and consistent marketing in-store, on its website and through mobile devices, including tablets. The Company is focused on creating an emotional connection with its customers and increasing brand awareness by leveraging its existing partnerships with celebrities, Eva Mendes for the Eva Mendes Collection and Jennifer Hudson representing the Soho Jeans collection, as well as exploring the addition of new celebrity partnerships.

Expand Omni-Channel Capabilities

        The Company is an omni-channel retailer with the goal of providing a seamless and consistent shopping experience across all channels of its business, allowing its customers to shop anywhere and anytime. The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across all channels of the business. Current omni-channel capabilities allow a customer to order from the Company's eCommerce website and pick up or return merchandise in-store. In addition, the Company has the ability to ship items from a store in order to fulfill a customer's order through the eCommerce website or from another store.

        The Company views the eCommerce channel (www.nyandcompany.com) as its largest store providing the broadest selection of merchandise, including special styles and various sizes. The Company's eCommerce store is integral to the success of its omni-channel retail strategy, driving increased sales and traffic across all channels. The Company plans to continue allocating resources to improving its customers' shopping experience on its eCommerce store and mobile platform.

Optimize Existing Store Base

        The Company is continually focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling a portion of its existing stores annually. The reduction of non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores. In addition, the Company is leveraging selling square feet in existing locations by converting a number of New York & Company stores to a "Side-by-Side" or "Shop-in-Shop" format with a New York & Company store and Eva Mendes boutique, as well as the conversion of a number of New York & Company stores to Outlet stores. The Company believes these store conversions will continue to increase traffic, increase net sales and profitability. The Company also plans to open a select number of new New York & Company stores annually. The Company has targeted locations where it believes it can increase market penetration and operate highly profitable New York & Company stores.

        Outlet stores continue to be a productive channel of growth for the Company. The Outlet stores offer a merchandise mix consisting of apparel and accessories that is approximately 90% exclusive to the Outlet stores, and some merchandise that can be found at New York & Company stores and clearance merchandise. During fiscal year 2015, the Company converted 12 existing New York & Company stores to Outlet stores, and experienced increased sales and profitability in these locations. These positive results led the Company to convert an additional 50 New York & Company stores to Outlet stores during February 2016, increasing the number of Outlet locations to 132. The Company plans to continue opening a select number of new Outlet stores each year, and believes over the long-term, the New York & Company Outlet business could grow to between 160 and 180 stores.

Design and Merchandising

        The Company's product development group, led by its merchant and design teams, is dedicated to consistently delivering to its customers high-quality and on trend fashion apparel and accessories at competitive prices. The Company seeks to provide its customers with key fashion items of the season and a versatile wardrobe that addresses customers' specific lifestyle needs. A broad assortment of coordinating apparel items and accessories complete this wardrobe. The Company's merchandising, marketing and promotional efforts encourage multiple-unit and outfit purchases.

        In connection with the Company's business re-engineering program ("Project Excellence"), as discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, the Company performed a comprehensive review of its Go-To-Market strategy aimed at increasing speed to market and reducing costs associated with the related processes without sacrificing the quality of the merchandise. During fiscal year 2016, the Company plans to complete the implementation of the process improvements identified through Project Excellence, which will include, among other things, leveraging the relationships and capabilities of its independent buying agents to reduce lead times and provide the most relevant merchandise and procure trending merchandise in order to meet its customers' fashion expectations.

        While the Company delivers selected new items every two to four weeks to its stores in order to keep the merchandise current and to keep customers engaged, new product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. From a speed to market perspective, the Company has made several improvements to its product development calendar, which have shortened the total supply chain timeline. These changes, along with the implementation of a formalized "Fast Track" product development process, will enable the Company to more effectively leverage runway and trend intelligence; and combined with improvements to the Company's logistics network will provide more rapid delivery of product from concept to in-store. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies in partnership with their planners, in addition to a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing, product placement and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products directly from manufacturers and in some instances from importers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 93% of all merchandise purchases during fiscal year 2015. The Company utilized three major apparel vendors, which together represented approximately 72% of the Company's merchandise purchases during fiscal year 2015; however, no individual factory represented more than approximately 7% of the Company's merchandise purchases. As discussed in the "Design and Merchandising" section above, as part of Project Excellence, the Company performed a comprehensive review of its Go-To-Market strategy in fiscal year 2015, which included a thorough review of its sourcing network. As a result, the Company expects to utilize two major apparel vendors for a large portion of it merchandise in fiscal year 2016, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market without sacrificing quality.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with L Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of L Brands, provides the Company with monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for Suppliers, labor standards, and supply chain security. The Company's independent buying agents also provide similar monitoring and compliance services. In addition, all of the factories that manufacture merchandise for the Company enter into a master sourcing agreement with the Company that specifies their obligations with respect to quality, safety and ethical business practices. IPS representatives visit apparel factories to ensure that the factory quality control associates understand and comply with the Company's requirements. The Company's independent buying agents and importers also conduct in-line factory and final quality audits.

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

        Under the transition services agreement, as amended, these services will terminate upon the earliest of the following: (i) 24 months from the date that L Brands notifies the Company that L Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies L Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to L Brands that L Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after L Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of L Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to L Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use L Brands for these services.

        The Company relies on a third-party to operate its eCommerce store, including fulfillment services. The third-party warehouse facility is located in Martinsville, Virginia. Merchandise is received in this location from L Brands' distribution center. The operation of the Company's eCommerce store is covered by a master services agreement that is in effect through April 30, 2018.

Real Estate

        As of January 30, 2016, the Company operated 490 stores in 41 states, with an average of 5,125 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are primarily located in medium to large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2011	555	—	(23)	11	532
2012	532	18	(31)	13	519
2013	519	8	(20)	7	507
2014	507	12	(15)	11	504
2015	504	12	(26)	8	490

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net reduction of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2011	3,026,483	—	(123,978)	(29,069)	2,873,436
2012	2,873,436	64,224	(175,483)	(36,904)	2,725,273
2013	2,725,273	30,445	(106,256)	(12,388)	2,637,074
2014	2,637,074	46,161	(74,478)	(11,769)	2,596,988
2015	2,596,988	50,638	(120,559)	(15,638)	2,511,429

 Store Count by State as of January 30, 2016

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	9	Maryland	17	Ohio	20
Arizona	7	Massachusetts	10	Oklahoma	3
Arkansas	2	Michigan	10	Pennsylvania	32
California	48	Minnesota	5	Rhode Island	2
Colorado	6	Mississippi	2	South Carolina	12
Connecticut	8	Missouri	9	South Dakota	1
Delaware	2	Nebraska	1	Tennessee	12
Florida	31	Nevada	3	Texas	45
Georgia	18	New Hampshire	1	Utah	2
Illinois	18	New Jersey	31	Virginia	21
Indiana	6	New Mexico	1	Washington	1
Kansas	2	New York	47	West Virginia	3
Kentucky	8	North Carolina	20	Wisconsin	6
Louisiana	7	North Dakota	1
				Grand Total	490

        Site Selection.    The Company's real estate department is responsible for new store site selection. While selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        Each New York & Company store is approximately 4,000 to 6,000 selling square feet. Each Outlet store is approximately 3,000 to 5,000 selling square feet. The Outlet stores offer a merchandise mix consisting of apparel and accessories that is approximately 90% exclusive to the Outlet stores, and some merchandise that can be found at New York & Company stores and clearance merchandise. In fiscal year 2016, the Company expects to open approximately 2 New York & Company stores, open 1 new Outlet store, remodel 5 New York & Company locations, convert 50 New York & Company locations to new Outlet stores, and close between 8 and 12 New York & Company stores, ending the fiscal year with between 481 and 485 stores, including 133 Outlet stores.

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

        Field Sales Organization.    New York & Company store operations are organized into three regions, and Outlet store operations are organized into two regions. The five regions are organized into 40 districts. Each region is managed by a regional sales leader. The Company staffs approximately 40 district sales leaders, with each typically responsible for the sales and operations of 12 stores on average. Each store is usually staffed with a store sales leader and two additional support positions. Higher volume stores may have additional support positions as required. All stores are staffed with hourly sales associates. The Company has approximately 1,300 full-time in-store managers. The goal of the Company's field sales organization is to provide a memorable customer experience by creating an environment that is inspirational, exciting and fun. To accomplish this goal, the field sales organization is continuously engaged in various initiatives to improve talent assessment and acquisition processes, enhance brand education and communication training and increase engagement with the customer in store to drive sales and profitability. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field professionals and aligns their interests with the financial goals of the Company. The Company evaluates merchandise fill, fitting room service, checkout service, and store appearance. Stores are required to meet or exceed established corporate standards to ensure the quality of the Company's customers' overall in-store experience.

        The Company typically employs between 4,500 and 5,500 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has store operating policies and procedures and efficient point-of-sale ("POS") terminals and an in-store training program for new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings. The Company offers its sales associates a discount to encourage them to wear the Company's apparel and accessories on the selling floor.

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its exclusive merchandise and sub-brands, including 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, Eva Mendes Collection, and Lounge, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiates its brand from its competitors and drives strong brand recognition and endorsement by its target customers. The Company is leveraging its partnerships with celebrities, Eva Mendes for the Eva Mendes Collection and Jennifer Hudson representing the Soho Jeans collection, to create an emotional connection with its customers and increase brand awareness. The Company is also exploring the addition of new celebrity partnerships.

        The Company continues to invest in the development of its brand through, among other things, direct mail, Fashion Books, in-store marketing, digital marketing, email and text messaging programs, social media—Facebook, Instagram, Twitter, and Pinterest, public relations programs and select advertising. The Company also makes investments to enhance the overall customer experience through opening new stores, remodeling existing stores, broadening its assortment online and consistently upgrading the online experience, both in desktop and mobile applications, including tablets, and focusing on customer service. The Company consistently communicates its brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising.

        The Company believes that it is strategically important to communicate directly with its current customer base and with potential customers on a regular basis. The Company uses its customer database, which includes over five million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

Customer Credit

        The Company has a credit card processing agreement with a third party (the "administration company") that provides the services of the Company's proprietary credit card program ("NY&C PLCC"). The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse to the Company. All of the Company's proprietary credit cards carry the New York & Company brand. These cards provide purchasing power to customers and additional vehicles for the Company to communicate product offerings. The credit card processing agreement with the administration company has an expiration date of August 31, 2017, and the Company is currently evaluating all options to improve the effectiveness and to reduce the cost of the NY&C PLCC.

        The Company has a strong strategic focus on its private label credit card and loyalty programs to increase credit card holders and customer sales. The NY&C PLCC accounted for 39% of total company sales in fiscal year 2015, up from 36% in fiscal year 2014, and its customers spend significantly more annually than customers that are not NY&C PLCC holders.

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

        Sales, cash deposit and related credit card information are electronically collected from the stores' POS terminals and eCommerce website on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, where and as permitted by law, the Company collects customer transaction data to grow and update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company's ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

        One of the Company's top priorities is optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across store and eCommerce channels. The Company believes that its omni-channel retail strategy has improved its customers' shopping experiences, which will continue to enhance brand image and increase customer loyalty. The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across store and eCommerce channels. Currently, the Company is testing in-store digital kiosks, which provide customers the ability to browse and order product assortment that is not available in the store but can be accessed from another sales channel. The Company is currently evaluating the use of beacon technology and social shopping platforms as part of its technology innovation roadmap.

        The Company is also in the process of rolling out a new company-wide POS system upgrade, which will provide mobility with the introduction of tablets in all of its stores. The new POS system upgrade, expected to be completed at the end of the second quarter of fiscal year 2016, should improve productivity, increase security levels across the Company's operating systems and support further omni-channel retail initiatives.

        The Company has implemented measures to prevent and detect security breaches and cyber incidents, and continues to invest in the fortification of its information systems, networks and infrastructure. The Company is dedicated to safeguarding the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and the Company's financial and strategic data.

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores, international retailers opening large numbers of stores in the United States, and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company differentiates itself from its competitors on the basis of its exclusive merchandise and sub-brands, including 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, Eva Mendes Collection, and Lounge, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service.

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

Intellectual Property

        The Company's trademarks, including New York & Company®, NY&C®, City Style®, NY Style®, Soho Jeans®, Lerner®, and Lerner New York® brands, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with registries of many foreign countries.

Employees and Labor Relations

        As of January 30, 2016, the Company had a total of 6,282 employees of which 1,726 were full-time employees and 4,556 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is in effect through August 31, 2018. Approximately 8% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

Government Regulation

        The Company is subject to employment laws and regulations, including minimum wage requirements, intellectual property laws, consumer protection laws and regulations, including those relating to advertising and promotions, privacy and product safety, truth-in-lending and other laws and regulations with respect to the operation of the Company's stores and business generally, such as zoning and occupancy ordinances governing the importation and exportation of merchandise and the use of the Company's proprietary credit cards. The Company monitors changes in these laws and believes that it is in material compliance with applicable laws with respect to these practices. Congress also is considering cyber-security legislation that, if enacted, could impose additional obligations upon the Company. In addition, the Company is subject to Securities and Exchange Commission rules and regulations, state laws, Sarbanes-Oxley requirements, new rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, other U.S. public company regulations, and various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California's Proposition 65 and similar state laws.

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

        The Company's business is impacted by general economic conditions and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers. These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. Economic conditions could negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's business, financial condition and results of operations. Economic conditions could also negatively impact the Company's merchandise vendors and their ability to deliver products and sustain profits and sufficient liquidity. To counteract potential cash flow problems, the Company's merchandise vendors may require letters of credit or attempt to increase prices, pass through increased costs or seek some other form of relief, which may adversely impact the Company's business, financial condition and results of operations. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which could negatively impact traffic in the Company's stores leading to a decrease in sales and profitability.

The raw materials used to manufacture the Company's products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 93% of all merchandise purchases during fiscal year 2015. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's results of operations have fluctuated in the past and can be expected to fluctuate in the future. Since the beginning of fiscal year 2005 through fiscal year 2015, the Company's quarterly comparable store sales have ranged from an increase of 14.1% to a decrease of 16.4%. The Company cannot ensure that it will be able to achieve consistency in its future sales and cannot ensure a high level of comparable store sales in the future.

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

  •
  the Company's ability to retain, recruit and train qualified personnel; and

  •
  actions of competitors or mall anchor tenants.

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

  •
  labor disputes, such as labor strikes or unrest or disruptions at the ports through which the Company imports its goods; and

  •
  currency volatility.

        Any of the foregoing factors, or a combination thereof, could have a material adverse effect on the Company's business.

The Company's manufacturers may be unable to manufacture and deliver products in a timely manner or meet its quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

        The Company purchases apparel and accessories directly from third-party manufacturers and in some instances from importers. The Company utilized three major apparel vendors, which together represented approximately 72% of the Company's merchandise purchases during fiscal year 2015; however, no individual factory represented more than approximately 7% of the Company's merchandise purchases. The Company expects to utilize two major apparel vendors for a large portion of its merchandise in fiscal year 2016, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market without sacrificing quality. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company's control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

The Company plans to open a select number of new New York & Company stores and New York & Company Outlet stores, while relocating and remodeling a portion of its existing store base annually. The Company may not be able to successfully open new stores, or relocate or remodel existing stores on a timely basis or at all. In addition, opening new stores and relocating or remodeling existing stores may strain its resources and cause the performance of its existing stores to suffer.

        The Company plans to open a select number of new New York & Company stores and New York & Company Outlet stores, while relocating and remodeling a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease and renewal terms, including the renegotiation of existing rent concessions, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. To the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its new stores through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

        In addition, continued consolidation in the commercial retail real estate market could affect the Company's ability to successfully negotiate favorable lease and renewal terms for its stores in the future. Should significant consolidation continue, a large portion of the Company's store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms due to their significant negotiating leverage. If the Company is unable to negotiate favorable lease terms with these entities, this could affect its ability to profitably operate its stores, which could adversely affect the Company's financial condition and results of operations.

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

The Company may not be able to recognize the potential savings identified through Project Excellence

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The Company completed the second phase of Project Excellence during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of this Annual Report on Form 10-K. Approximately $15 million of the $30 million of potential annual savings from Project Excellence is a reduction of selling, general and administrative expenses beginning in fiscal year 2015, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of potential annual savings from Project Excellence will be realized through reduced product costs and buying expenses resulting in improved gross margins beginning in fiscal year 2016. The Company may not be able to realize all of the potential savings identified through Project Excellence, which may adversely impact the Company's business, financial condition and results of operations. In addition, savings recognized through Project Excellence, may be partially or completely offset by rising costs in other areas of the Company's operations such as payroll costs, store occupancy costs and increased depreciation expenses.

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

        Under the transition services agreement, as amended, these services will terminate upon the earliest of the following: (i) 24 months from the date that L Brands notifies the Company that L Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies L Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to L Brands that L Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after L Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of L Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to L Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use L Brands for these services. The

Company's failure to successfully replace the services could have a material adverse effect on the Company's business and prospects.

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

        The Company is subject to employment laws and regulations, including minimum wage requirements, intellectual property laws, including those relating to advertising and promotions, privacy and product safety, truth-in-lending and other laws and regulations with respect to the operation of the Company's stores and business generally, such as zoning and occupancy ordinances governing the importation and exportation of merchandise and the use of the Company's proprietary credit cards. In addition, the Company is subject to Securities and Exchange Commission rules and regulations, state laws, Sarbanes-Oxley requirements, new rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, other U.S. public company regulations, and various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California's Proposition 65 and similar state laws. Although the Company monitors changes in these laws, if these laws change without the Company's knowledge, or are violated by the Company's employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling laws or regulations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

        On April 4, 2016, the State of California passed legislation raising the hourly minimum wage to $15 by the end of year 2022. On the same day, the State of New York enacted similar legislation increasing the hourly minimum wage to $15 in New York City by the end of year 2018, and in other parts of the state by the end of year 2021. Congress also is considering cyber-security legislation that, if enacted, could impose additional obligations upon the Company.

        Compliance with changes in these laws or regulations, including increasing minimum wage requirements throughout the United States, could result in increased costs to the Company and could impact operational efficiency, which could have a material adverse effect on the Company's financial condition and results of operations.

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

        The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores, department stores, and international retailers opening large numbers of stores in the United States. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and target customers through catalogs and eCommerce.

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

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, NY&C, City Style, NY Style, Soho Jeans, Lerner, and Lerner New York and are protected in the United States and in some cases internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; responding to office actions and examining attorneys in those countries where the marks are not yet registered; maintenance of its trademark portfolio in the United States; filings of statements of use, renewal documents, assignments, change of name and address forms; policing of marks and third party infringements; initiation and defense of opposition and/or cancellation proceedings, including discovery and preparation of evidence; and litigation, including filing enforcement lawsuits against third party infringers. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

The Company relies on its information technology infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support the Company's information technology, cybersecurity and various business processes. The Company's business, reputation and brand image could suffer if its infrastructure fails to perform as intended.

        The Company relies on purchased or leased hardware and software licensed from third parties or internally developed in order to manage its business. The Company's ability to maintain and upgrade its information technology infrastructure is critical to the success of its business and the continued enhancement of its omni-channel retail strategy. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to the Company's infrastructure or loss of the right to use any of this hardware or software could affect the Company's operations, which could negatively affect the Company's business until corrected or until equivalent technology is either developed by the Company or, if available, is identified, obtained and integrated. In addition, the software underlying the Company's operations can contain undetected errors. The Company may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying the Company's operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to the Company's reputation which could adversely affect the Company's business, financial condition and results of operations. Furthermore, the Company's information systems initiatives and omni-channel retail strategy are complex and require managerial and financial expertise to implement successfully. If the Company is unable to successfully implement new information system initiatives and execute its omni-channel retail strategy, or if the Company's customers are not provided with the intended benefits, the Company's financial condition and results of operations could be adversely affected.

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

Risks associated with the Company's eCommerce store

        The Company operates an online store at www.nyandcompany.com, which is integral to the success of the Company's omni-channel retail strategy and where it sells its largest assortment of its merchandise. The Company's eCommerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, cybersecurity breaches and the need to invest in additional computer systems. The eCommerce operations also involve other risks that could have an impact on the Company's results of operations, including but not limited to diversion of sales from the Company's other stores, rapid technological change, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. If the Company is unable to successfully address and respond to these risks, revenues could be lost, costs could increase, and the Company's reputation may be damaged.

If the Company is unable to successfully develop and maintain a relevant and reliable omni-channel shopping experience for its customers, the Company's reputation could be adversely affected, sales could be lost and its profits could decrease.

        One of the Company's long-term growth initiatives is the expansion of the omni-channel shopping experience it provides customers through the integration of its retail stores, eCommerce store and mobile applications. Omni-channel retailing is rapidly evolving and the Company's success depends on its ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If the Company is unable to innovate and successfully implement its omni-channel initiatives or does not meet customer expectations, revenues could be lost, costs could increase, and the Company's reputation may be damaged.

The Company is subject to customer payment-related risks that could increase its operating costs, expose it to fraud or theft, subject it to potential liability and potentially disrupt its business.

        The Company accepts payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, its private label credit cards and gift cards. Acceptance of these payment options subjects the Company to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The payment card industry set October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept chip-and-PIN (or signature) card transactions. Due to a number of factors, the Company did not implement the chip-and-PIN (or signature) technology and receive certification prior to October 1, 2015 but expects to implement the chip-and-PIN (or signature) technology and receive certification sometime before or during the second quarter of fiscal year 2016; however, final certification is subject to the time availability of third-party service providers, which the Company has no control over. The payment methods that the Company offers also subject it to potential fraud and theft by criminals. As a result, a data breach could have a material adverse effect on the Company's brand image, results of operations and financial condition.

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

  •
  enter into sale/leaseback transactions;

  •
  conduct transactions with affiliates; and

  •
  designate the Company's subsidiaries as unrestricted subsidiaries.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 3.2 million total gross square feet as of January 30, 2016, are leased under operating leases. The typical store lease is for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. On February 25, 2014, the Company entered into a lease for 182,709 square feet of office space at 330 West 34th Street, New York, New York which expires in 2030. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 31, 2016 was 167. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2015
Fourth quarter	$2.75	$2.00
Third quarter	$2.86	$2.08
Second quarter	$2.79	$2.18
First quarter	$3.11	$2.06
Fiscal Year 2014
Fourth quarter	$3.25	$2.22
Third quarter	$3.63	$2.71
Second quarter	$4.42	$3.29
First quarter	$5.10	$4.08

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

Performance Graph

        The following graph shows a comparison of the cumulative total return on an initial investment of $100 on January 29, 2011 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

*
$100 invested on 1/29/11 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Issuer Sales of Equity Securities

        During fiscal year 2015, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plans or programs.

Issuer Purchases of Equity Securities

        The Company neither purchased any shares of its common stock during the fourth quarter of fiscal year 2015 nor has it made any plans or established any programs to purchase any shares of its common stock.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended January 30, 2016, referred to as "fiscal year 2015," the 52-week fiscal year ended January 31, 2015, referred to as "fiscal year 2014," the 52-week fiscal year ended February 1, 2014, referred to as "fiscal year 2013," the 53-week fiscal year ended February 2, 2013, referred to as "fiscal year 2012," and the 52-week fiscal year ended January 28, 2012, referred to as "fiscal year 2011," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2015 (52-weeks)	Fiscal Year 2014 (52-weeks)	Fiscal Year 2013 (52-weeks)	Fiscal Year 2012 (53-weeks)	Fiscal Year 2011 (52-weeks)
Statements of operations data:
Net sales	$950,108	$923,332	$939,163	$966,434	$956,456
Cost of goods sold, buying and occupancy costs	685,253	673,557	674,793	701,613	734,838

Gross profit	264,855	249,775	264,370	264,821	221,618
Selling, general and administrative expenses(1)	272,960	265,371	261,293	262,569	257,188

Operating (loss) income	(8,105)	(15,596)	3,077	2,252	(35,570)
Interest expense, net of interest income	1,227	573	369	360	495
Loss on modification and extinguishment of debt	—	—	—	—	144

(Loss) income before income taxes	(9,332)	(16,169)	2,708	1,892	(36,209)
Provision (benefit) for income taxes(2)	737	716	314	(208)	2,728

Net (loss) income	$(10,069)	$(16,885)	$2,394	$2,100	$(38,937)

Basic (loss) earnings per share	$(0.16)	$(0.27)	$0.04	$0.03	$(0.64)

Diluted (loss) earnings per share	$(0.16)	$(0.27)	$0.04	$0.03	$(0.64)

Weighted average shares outstanding:
Basic shares of common stock	63,154	62,825	62,313	61,516	60,824

Diluted shares of common stock	63,154	62,825	63,240	62,164	60,824

(amounts in thousands)	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Balance sheet data (at period end):
Cash and cash equivalents	$61,432	$69,293	$69,723	$60,933	$50,787
Working capital	$42,035	$46,665	$52,418	$41,055	$27,267
Total assets	$283,460	$301,254	$288,753	$292,680	$299,791
Capital lease obligations	$3,915	$2,165	$—	$—	$—
Total long-term debt(3)	$13,167	$14,124	$—	$—	$—
Stockholders' equity	$93,771	$99,359	$113,215	$106,252	$100,105

(1)
Fiscal year 2015 and fiscal year 2014 includes $7.8 million and $9.2 million of non-operating charges, respectively. For further information related to the non-operating charges in fiscal year 2015 and fiscal year 2014, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" section below.

(2)
Since July 2010, the Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under Accounting Standards Codification™ Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. For further information related to the deferred tax valuation allowance, please refer to Note 11, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The amounts in the table above have been adjusted to reflect the adoption of ASU 2015-03.

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

Overview

        New York & Company, Inc. is a specialty retailer of women's fashion apparel and accessories, providing NY Style that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of January 30, 2016, the Company operated 490 stores in 41 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week years ended January 30, 2016, January 31, 2015, and February 1, 2014 are referred to herein as "fiscal year 2015," "fiscal year 2014," and "fiscal year 2013," respectively. The 52-week year ending January 28, 2017 is referred to herein as "fiscal year 2016."

Fiscal Year 2015 Summary

        During fiscal year 2015, the Company made significant progress on the following strategic initiatives: (i) evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, Eva Mendes Collection, and Lounge, and by leveraging its perceived "best at pant" advantage into denim and activewear; (ii) create a deeper emotional connection with its customer to drive traffic in all channels of the business and grow its active customer database, including new private label credit card customers; (iii) continue to evolve as an omni-channel retailer, driving increased sales and profitability;

(iv) execute the Company's business re-engineering program ("Project Excellence") in order to improve overall operational efficiency and productivity; and (v) continue to expand its store base and optimize existing square footage. In July 2015, the Company announced that actress, musician and style influencer Jennifer Hudson will represent the Company's Soho Jeans collection, appearing in an in-store, print, digital and social (#ItJustFits) marketing campaign wearing the New York-designed denim line.

        Net sales for fiscal year 2015 were $950.1 million, as compared to $923.3 million for fiscal year 2014. Comparable store sales, including eCommerce sales, for fiscal year 2015 increased 3.1%, as compared to a decrease of 1.0% for fiscal year 2014. Net loss for fiscal year 2015 was $10.1 million, or $0.16 per diluted share, as compared to a net loss of $16.9 million, or $0.27 per diluted share, for fiscal year 2014. Non-GAAP adjusted net loss for fiscal year 2015 was $2.3 million, or $0.04 per diluted share, which excludes $7.8 million of non-operating charges. Non-GAAP adjusted net loss for fiscal year 2014 was $7.7 million, or $0.12 per diluted share, which excludes $9.2 million of non-operating charges. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for fiscal year 2015 was $26.6 million, as compared to $26.8 million for fiscal year 2014. During fiscal year 2015, the Company opened 8 New York & Company Outlet stores ("Outlets") and 4 New York & Company stores, converted 12 New York & Company stores to Outlet stores, remodeled 8 existing stores, and closed 26 stores, ending fiscal year 2015 with 490 stores, including 82 Outlet stores and 2.5 million selling square feet in operation. Included in the New York & Company store count at January 30, 2016 are 11 "Side-by-Side" and 25 "Shop-in-Shop" New York & Company stores and Eva Mendes boutiques. In addition to the store-related capital expenditures in fiscal year 2015, the Company continued to invest in its information technology infrastructure, including the expansion of its omni-channel strategy, eCommerce store and mobile applications.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The Company completed the second phase of Project Excellence during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of this Annual Report on Form 10-K. Approximately $15 million of the $30 million of potential annual savings from Project Excellence is a reduction of selling, general and administrative expenses beginning in fiscal year 2015, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of potential annual savings from Project Excellence will be realized through reduced product costs and buying expenses resulting in improved gross margins beginning in fiscal year 2016. For further information related to Project Excellence, please refer to Note 13, "Quarterly Results" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Looking forward to fiscal year 2016, the Company's overall strategy is to drive growth in each channel of its business, including New York & Company stores, Outlet stores, and its eCommerce store.

The Company is focused on increasing net sales and profitability through the following strategic initiatives: evolve as a broader lifestyle brand through its sub-brand strategy and expansion of the Eva Mendes Collection and Soho Jeans; enhance brand image and increase customer loyalty, including new private label credit card customers; expand its omni-channel capabilities; and execute on Project Excellence. In support of these strategic initiatives, the Company will continue to invest in its technology infrastructure, eCommerce store and mobile applications, while opening a select number of new stores and optimizing its existing store base. In February 2016, the Company converted 50 New York & Company stores to Outlet stores, increasing the number of Outlet stores to 132.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2015, fiscal year 2014 and fiscal year 2013:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(as a % of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.1%	72.9%	71.9%

Gross profit	27.9%	27.1%	28.1%
Selling, general and administrative expenses	28.8%	28.8%	27.8%

Operating (loss) income	(0.9)%	(1.7)%	0.3%
Interest expense, net	0.1%	—%	—%

(Loss) income before income taxes	(1.0)%	(1.7)%	0.3%
Provision for income taxes	0.1%	0.1%	—%

Net (loss) income	(1.1)%	(1.8)%	0.3%

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	3.1%	(1.0)%	1.1%
Net sales per average selling square foot(1)	$372	$353	$350
Net sales per average store(2)	$1,912	$1,825	$1,831
Average selling square footage per store(3)	5,125	5,153	5,201

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2015		Fiscal Year 2014		Fiscal Year 2013
	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	504	2,596,988	507	2,637,074	519	2,725,273
New stores	12	50,638	12	46,161	8	30,445
Closed stores	(26)	(120,559)	(15)	(74,478)	(20)	(106,256)
Net impact of remodeled stores on selling square feet	—	(15,638)	—	(11,769)	—	(12,388)

Stores open, end of period	490	2,511,429	504	2,596,988	507	2,637,074

Fiscal Year 2015 Compared to Fiscal Year 2014

        Net Sales.    Net sales for fiscal year 2015 were $950.1 million, as compared to $923.3 million for fiscal year 2014. Comparable store sales for fiscal year 2015 increased 3.1%, as compared to a decrease of 1.0% for fiscal year 2014. In the comparable store base, average dollar sales per transaction increased by 0.8%, and the number of transactions per average store increased by 2.3%, as compared to fiscal year 2014. The increase in net sales was driven by continued growth in the eCommerce and Outlet channels during fiscal year 2015, as compared to fiscal year 2014, resulting from the Company's successful omni-channel and merchandise initiatives, including its sub-brand strategy.

        As a result of the contract negotiation during fiscal year 2014 between the International Longshore and Warehouse Union and the operators of West Coast ports, through which the Company processes a portion of its products, the Company's net sales and gross profit during fiscal year 2014 were negatively impacted by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items.

        Gross Profit.    Gross profit for fiscal year 2015 was $264.9 million, or 27.9% of net sales, as compared to $249.8 million, or 27.1% of net sales, in fiscal year 2014. The increase in gross profit as a percentage of net sales during fiscal year 2015, as compared to fiscal year 2014, was principally due to an 80 basis point increase in product margin, primarily attributable to improved product costs, combined with a 140 basis point improvement in the leverage of buying and occupancy costs resulting from decreased store occupancy costs and reduced buying payroll, offset by a 140 basis point increase in other cost of goods sold principally related to shipping costs associated with the significant growth in the Company's eCommerce business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $273.0 million, or 28.8% of net sales, for fiscal year 2015, as compared to $265.4 million, or 28.8% of net sales, for fiscal year 2014. Fiscal year 2015 selling, general and administrative expenses include $7.8 million of non-operating charges, consisting primarily of $3.1 million of consulting fees associated with Project Excellence, $2.2 million of certain severance expenses, and $2.2 million of charges related to a settlement of a wage and hour class action lawsuit in the state of California, and $0.3 million of certain other legal expenses. Fiscal year 2014 selling, general and administrative expenses include $9.2 million of non-operating charges, consisting primarily of $4.1 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $3.0 million of severance expense and $1.7 million of consulting fees incurred in connection with Project Excellence, and $0.4 million of legal and other expenses.

        Excluding these non-operating charges, selling, general and administrative expenses were $265.1 million, or 27.9% of net sales, for fiscal year 2015, as compared to $256.2 million, or 27.7% of net sales, for fiscal year 2014. The increase in selling, general and administrative expenses, excluding non-operating charges, in fiscal year 2015, as compared to fiscal year 2014, is primarily related to an increase in variable expenses associated with the growth in eCommerce sales and increased marketing expenses, which was partially offset by a reduction in payroll expenses resulting in large part from the Company's organizational realignment executed as part of Project Excellence. In addition, during fiscal years 2015 and 2014, the Company recorded $0.3 million and $0.9 million of non-cash asset impairment charges in selling, general and administrative expenses, respectively, related to underperforming stores.

        Operating Loss.    For the reasons discussed above, operating loss for fiscal year 2015 was $8.1 million, or 0.9% of net sales, as compared to an operating loss of $15.6 million, or 1.7% of net sales, during fiscal year 2014.

        Interest Expense, Net.    Net interest expense was $1.2 million and $0.6 million during fiscal year 2015 and fiscal year 2014, respectively. The increase in net interest expense in fiscal year 2015 as compared to fiscal year 2014 is primarily due to a full year of interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

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

        Net Loss.    For the reasons discussed above, net loss was $10.1 million, or $0.16 per diluted share, for fiscal year 2015. This compares to a net loss of $16.9 million, or $0.27 per diluted share, for fiscal year 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

        Net Sales.    Net sales for fiscal year 2014 were $923.3 million, as compared to $939.2 million for fiscal year 2013. Comparable store sales for fiscal year 2014 decreased 1.0%, as compared to an increase of 1.1% for fiscal year 2013. In the comparable store base, average dollar sales per transaction decreased by 1.6%, while the number of transactions per average store increased by 0.6%, as compared to fiscal year 2013. Net sales from the eCommerce and Outlet channels increased by double-digit percentages in fiscal year 2014, as compared to fiscal year 2013. Contributing to the decrease in net sales was the Company's lower store base throughout fiscal year 2014, as compared to fiscal year 2013.

        As a result of the contract negotiation during fiscal year 2014 between the International Longshore and Warehouse Union and the operators of West Coast ports, through which the Company processes a portion of its products, the Company's net sales and gross profit during fiscal year 2014 were negatively impacted by late merchandise deliveries due to shipping delays at West Coast ports, longer lead times, increased freight costs on goods diverted to the East Coast as part of the Company's contingency plans, and increased air freight to secure key merchandise items.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $265.4 million, or 28.8% of net sales, for fiscal year 2014, as compared to $261.3 million, or 27.8% of net sales, for fiscal year 2013. The increase in selling, general and administrative expenses as a percentage of net sales during fiscal year 2014, as compared to fiscal year 2013, was primarily the result of $9.2 million of non-operating charges, as well as increased marketing expenses, partially offset by a decrease in performance-based compensation expense. The $9.2 million of non-operating charges in fiscal year 2014 include the following: $4.1 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $3.0 million of severance expense and $1.7 million of consulting fees incurred in connection with Project Excellence, and $0.4 million of legal and other expenses. As a result of Project Excellence, the Company recognized approximately $1.5 million of savings in payroll and related costs during the fourth quarter of fiscal year 2014. There were no non-operating charges recorded during fiscal year 2013.

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

        Net (Loss) Income.    For the reasons discussed above, net loss was $16.9 million, or $0.27 per diluted share, for fiscal year 2014. This compares to net income of $2.4 million, or $0.04 per diluted share, for fiscal year 2013.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP selling, general and administrative expenses, operating loss, net loss and loss per diluted share for fiscal year 2015 and fiscal year 2014 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges, as described in the "Fiscal Year 2015 Compared to Fiscal Year 2014" section above. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP. There were no non-operating charges recorded in fiscal year 2013.

GAAP to Non-GAAP Financial Measures: Fiscal Year 2015 Compared to Fiscal Year 2014

	Fiscal Year 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$272,960	$(8,105)	$(10,069)	$(0.16)
Non-operating expenses affecting comparability:
Consulting expense-Project Excellence	3,129	3,129	3,129
Severance expense	2,213	2,213	2,213
Net reduction of BHQ moving expenses	(124)	(124)	(124)
Executive relocation expense	146	146	146
Legal expense	2,452	2,452	2,452

Total non-operating expenses(1)	7,816	7,816	7,816	0.12

Non-GAAP as adjusted	$265,144	$(289)	$(2,253)	$(0.04)

	Fiscal Year 2014
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$265,371	$(15,596)	$(16,885)	$(0.27)
Non-operating expenses affecting comparability:
Consulting expense-Project Excellence	1,693	1,693	1,693
Severance expense	2,989	2,989	2,989
Duplicative rent expense—new BHQ office space	4,118	4,118	4,118
Executive recruiting expense	102	102	102
Legal expense	250	250	250

Total non-operating expenses(1)	9,152	9,152	9,152	0.15

Non-GAAP as adjusted	$256,219	$(6,444)	$(7,733)	$(0.12)

(1)
The tax effect of $7.8 million and $9.2 million of non-operating expenses during fiscal year 2015 and fiscal year 2014, respectively, is offset by a full valuation allowance against deferred tax assets.

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

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling of existing stores and development of the Company's information technology infrastructure and omni-channel strategy. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Annual Report on Form 10-K, the Company is in compliance with all debt covenants.

(Amounts in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Cash and cash equivalents	$61,432	$69,293	$69,723
Working capital	$42,035	$46,665	$52,418

(Amounts in thousands)	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Net cash provided by operating activities	$20,649	$12,000	$27,888
Net cash used in investing activities	$(26,502)	$(26,527)	$(18,836)
Net cash (used in) provided by financing activities	$(2,008)	$14,097	$(262)

Net (decrease) increase in cash and cash equivalents	$(7,861)	$(430)	$8,790

Operating Activities

        Net cash provided by operating activities was $20.6 million during fiscal year 2015, as compared to $12.0 million during fiscal year 2014. The increase in cash provided by operating activities during fiscal year 2015, as compared to fiscal year 2014, is primarily due to a $6.8 million improvement in net operating results, as compared to fiscal year 2014, as described in the "Results of Operations" section above. In addition, initiatives related to Project Excellence led to the extension of the Company's credit terms with certain vendors during fiscal year 2015, which contributed to the increase in cash provided by operating activities, as compared to fiscal year 2014.

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

Investing Activities

        Net cash used in investing activities was $26.5 million, $26.5 million, and $18.8 million, during fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively. During fiscal year 2015, capital spending of $13.8 million was primarily related to the opening of 8 new Outlet stores and 4 New York & Company stores, and the remodeling of 8 existing locations. The Company also invested $12.8 million in non-store capital projects, which principally represent investments in the Company's information technology infrastructure, including its omni-channel capabilities, eCommerce store and mobile applications.

        Net cash used in investing activities during fiscal year 2014 is primarily due to $5.9 million of capital expenditures related to the build-out of the Company's new corporate headquarters and the related information technology infrastructure. In addition, during fiscal year 2014, capital spending of $16.1 million was related to the opening of 11 new Outlet stores, and 1 New York & Company store, and the remodeling of 11 existing locations. The Company also invested $4.8 million in non-store capital projects, which principally represent information technology to enhance its omni-channel capabilities and eCommerce website. These investments were partially offset by $0.3 million of insurance recoveries. Net cash used in investing activities during fiscal year 2013 reflects capital expenditures of $18.8 million, which includes $9.0 million related to non-store capital projects, which principally represent information technology to optimize the Company's omni-channel retail strategy. In addition, capital spending of $9.8 million was related to the opening of seven new Outlet stores and one New York & Company store, and the remodeling of seven existing locations during fiscal year 2013.

        For fiscal year 2016, capital expenditures are expected to range between $20 million and $22 million. In total, fiscal year 2016 capital expenditures reflect continued investments in the Company's information technology infrastructure, including its eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling existing locations. In fiscal year 2016, the Company expects to open approximately 2 New York & Company stores, open 1 new Outlet store, remodel 5 New York & Company locations, convert 50 New York & Company locations to new Outlet stores, and close between 8 and 12 New York & Company stores, ending the fiscal year with between 481 and 485 stores, including 133 Outlet stores.

Financing Activities

        Net cash used in financing activities was $2.0 million in fiscal year 2015, as compared to net cash provided by financing activities of $14.1 million in fiscal year 2014, and net cash used in financing activities of $0.3 million in fiscal year 2013. Net cash used in financing activities during fiscal year 2015 consisted primarily of $1.0 million for the quarterly repayment of the Term Loan, $0.6 million for payments on capital lease obligations, $0.3 million of shares withheld for payment of employee payroll taxes, and $0.2 million of financing costs. Net cash provided by financing activities for fiscal year 2014 consisted of $15.0 million of proceeds from the Term Loan and $0.3 million of proceeds from the exercise of stock options, partially offset by the payment of $0.6 million of financing costs, $0.3 million for the quarterly repayment of the Term Loan, $0.3 million of shares withheld for payment of employee payroll taxes, and $0.1 million for payments on a capital lease obligation. Net cash used in financing activities for fiscal year 2013 consisted of $0.8 million of shares withheld for payment of employee payroll taxes and $0.5 million provided by proceeds from the exercise of stock options.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50%. The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters at 330 West 34th Street, New York, New York and for general corporate purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of January 30, 2016, the Company had availability under its revolving credit facility of $36.6 million, net of letters of credit outstanding of $15.6 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015. Included in the $15.6 million of letters of credit outstanding at January 30, 2016 are $0.5 million of trade letters of credit and $15.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2016.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of January 30, 2016:

		Payments Due by Period(5)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$13,750	$1,000	$2,000	$10,750	$—
Capital leases(2)	4,226	965	2,016	1,202	43
Operating leases(3)	498,366	92,893	125,853	85,543	194,077
Purchase obligations(4)	112,347	101,472	8,687	2,188	—

Total contractual obligations	$628,689	$196,330	$138,556	$99,683	$194,120

(1)
Does not include any scheduled interest payments. Amounts are presented gross of unamortized deferred financing fees.

(2)
Represents future minimum lease payments under capital leases as of January 30, 2016.

(3)
Represents future minimum lease payments under non-cancelable operating leases as of January 30, 2016. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2015, CAM charges and real estate taxes were $55.4 million and other landlord charges were $4.4 million.

(4)
Represents purchase orders for inventory and construction commitments for stores not yet received or recorded on the consolidated balance sheet, as well as contractual obligations for distribution and logistics services used in the normal course of business, and fees related to the Company's collaborations with Eva Mendes and Jennifer Hudson.

(5)
Not included in the above table are net potential cash obligations of $4.7 million associated with unrecognized tax benefits and $2.1 million associated with an underfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the underfunded pension liability, please refer to Note 11, "Income Taxes" and Note 7, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of January 30, 2016:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$523	$523	$—	$—	$—
Standby letters of credit(1)	15,125	15,125	—	—	—

Total commercial commitments	$15,648	$15,648	$—	$—	$—

(1)
Issued under its revolving credit facility. Standby letters of credit primarily relate to the Company's new corporate headquarters and certain insurance contracts. At January 30, 2016, there were no outstanding borrowings under the revolving credit facility.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. For further information related to the impairment of long-lived assets, please refer to Note 5, "Property and Equipment," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company's fiscal year 2015, fiscal year 2014 and fiscal year 2013 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The calculation of estimated fair values used in the evaluation of long-lived assets and intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Adjusted Eurodollar Rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of January 30, 2016, the Company had no borrowings outstanding under its credit facility. The Company's long-term debt carries a floating interest rate that is tied to the Adjusted Eurodollar Rate and therefore, a 1.0% increase in interest rates would increase interest expense by approximately $0.1 million annually. The Company historically has not engaged in interest rate hedging activities.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of January 30, 2016, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2016.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2016.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2016.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2016.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2013	Sales Return Reserve	$1,603	$33,277	$33,461	$1,419
2014	Sales Return Reserve	$1,419	$32,861	$32,767	$1,513
2015	Sales Return Reserve	$1,513	$38,638	$38,931	$1,220
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 14, 2016
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 14, 2016
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 14, 2016
/s/ DAVID H. EDWAB David H. Edwab	Director	April 14, 2016
/s/ JAMES O. EGAN James O. Egan	Director	April 14, 2016
/s/ LORI H. GREELEY Lori H. Greeley	Director	April 14, 2016

Name	Title	Date

/s/ JOHN D. HOWARD John D. Howard	Director	April 14, 2016
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 14, 2016
/s/ MICHELLE PEARLMAN Michelle Pearlman	Director	April 14, 2016
/s/ RICHARD L. PERKAL Richard L. Perkal	Director	April 14, 2016
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 14, 2016

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New York & Company, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, New York & Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York & Company, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended January 30, 2016 and our report dated April 14, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 14, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York & Company, Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York & Company, Inc. and subsidiaries' internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 14, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 14, 2016

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended January 30, 2016 (52-weeks)	Fiscal year ended January 31, 2015 (52-weeks)	Fiscal year ended February 1, 2014 (52-weeks)
Net sales	$950,108	$923,332	$939,163
Cost of goods sold, buying and occupancy costs	685,253	673,557	674,793

Gross profit	264,855	249,775	264,370
Selling, general and administrative expenses	272,960	265,371	261,293

Operating (loss) income	(8,105)	(15,596)	3,077
Interest expense, net of interest income of $11, $5, and $8, respectively	1,227	573	369

(Loss) income before income taxes	(9,332)	(16,169)	2,708
Provision for income taxes	737	716	314

Net (loss) income	$(10,069)	$(16,885)	$2,394

Basic (loss) earnings per share	$(0.16)	$(0.27)	$0.04

Diluted (loss) earnings per share	$(0.16)	$(0.27)	$0.04

Weighted average shares outstanding:
Basic shares of common stock	63,154	62,825	62,313

Diluted shares of common stock	63,154	62,825	63,240

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)	Fiscal year ended January 30, 2016 (52-weeks)	Fiscal year ended January 31, 2015 (52-weeks)	Fiscal year ended February 1, 2014 (52-weeks)
Net (loss) income	$(10,069)	$(16,885)	$2,394
Other comprehensive income (loss):
Change in minimum pension liability, net of taxes of $356, $(429) and $385, respectively	895	(1,075)	965

Comprehensive (loss) income	$(9,174)	$(17,960)	$3,359

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,432	$69,293
Restricted cash	—	1,509
Accounts receivable	8,208	7,406
Income taxes receivable	47	99
Inventories, net	87,777	93,791
Prepaid expenses	19,442	20,581
Other current assets	858	1,121

Total current assets	177,764	193,800
Property and equipment, net	88,831	84,374
Intangible assets	14,879	14,879
Deferred income taxes	—	6,660
Other assets	1,986	1,541

Total assets	$283,460	$301,254

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$841	$866
Accounts payable	82,225	86,481
Accrued expenses	52,424	52,418
Income taxes payable	239	710
Deferred income taxes	—	6,660

Total current liabilities	135,729	147,135
Long-term debt, net of current portion	12,326	13,258
Deferred rent	34,351	35,169
Other liabilities	7,283	6,333

Total liabilities	189,689	201,895
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,479 and 65,236 shares issued and 64,479 and 64,236 shares outstanding at January 30, 2016 and January 31, 2015, respectively	65	65
Additional paid-in capital	178,195	174,609
Retained deficit	(79,181)	(69,112)
Accumulated other comprehensive loss	(1,911)	(2,806)
Treasury stock at cost; 1,000 shares at January 30, 2016 and January 31, 2015	(3,397)	(3,397)

Total stockholders' equity	93,771	99,359

Total liabilities and stockholders' equity	$283,460	$301,254

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended January 30, 2016 (52-weeks)	Fiscal year ended January 31, 2015 (52-weeks)	Fiscal year ended February 1, 2014 (52-weeks)
Operating activities
Net (loss) income	$(10,069)	$(16,885)	$2,394
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,181	27,315	32,719
Loss from impairment charges	327	911	524
Amortization of deferred financing costs	201	131	119
Share-based compensation expense	3,867	4,089	3,866
Changes in operating assets and liabilities:
Restricted cash	1,509	(1,509)	—
Accounts receivable	(948)	(380)	1,190
Income taxes receivable	52	—	389
Inventories, net	6,014	(10,312)	(3,281)
Prepaid expenses	1,139	560	326
Accounts payable	(4,256)	10,607	1,464
Accrued expenses	(417)	5,538	(2,167)
Income taxes payable	(471)	(365)	86
Deferred rent	(818)	(4,756)	(8,909)
Other assets and liabilities	338	(2,944)	(832)

Net cash provided by operating activities	20,649	12,000	27,888
Investing activities
Capital expenditures	(26,648)	(26,781)	(18,836)
Insurance recoveries	146	254	—

Net cash used in investing activities	(26,502)	(26,527)	(18,836)
Financing activities
Proceeds from long-term debt	—	15,000	—
Repayment of debt	(1,000)	(250)	—
Payment of financing costs	(161)	(566)	—
Proceeds from exercise of stock options	16	299	510
Shares withheld for payment of employee payroll taxes	(297)	(284)	(772)
Principal payment on capital lease obligations	(566)	(102)	—

Net cash (used in) provided by financing activities	(2,008)	14,097	(262)
Net (decrease) increase in cash and cash equivalents	(7,861)	(430)	8,790
Cash and cash equivalents at beginning of period	69,293	69,723	60,933

Cash and cash equivalents at end of period	$61,432	$69,293	$69,723

Cash paid during the period for interest	$900	$371	$259

Cash paid during the period for taxes	$526	$1,390	$403

Non-cash capital lease transactions	$2,317	$2,267	$—

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 2, 2013	62,884	$64	1,000	$(3,397)	$166,902	$(54,621)	$(2,696)	$106,252
Issuance of common stock upon exercise of stock options and stock appreciation rights	300	—	—	—	510	—	—	510
Restricted stock issued and vesting of units	651	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(368)	—	—	—	(772)	—	—	(772)
Share-based compensation expense	—	—	—	—	3,866	—	—	3,866
Net income	—	—	—	—	—	2,394	—	2,394
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	965	965

Comprehensive income, net of tax	—	—	—	—	—	—	—	3,359

Balance at February 1, 2014	63,467	$64	1,000	$(3,397)	$170,506	$(52,227)	$(1,731)	$113,215
Issuance of common stock upon exercise of stock options and stock appreciation rights	116	1	—	—	298	—	—	299
Restricted stock issued and vesting of units	832	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(179)	—	—	—	(284)	—	—	(284)
Share-based compensation expense	—	—	—	—	4,089	—	—	4,089
Net loss	—	—	—	—	—	(16,885)	—	(16,885)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,075)	(1,075)

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(17,960)

Balance at January 31, 2015	64,236	$65	1,000	$(3,397)	$174,609	$(69,112)	$(2,806)	$99,359
Issuance of common stock upon exercise of stock options and stock appreciation rights	8	—	—	—	16	—	—	16
Restricted stock issued and vesting of units	423	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(188)	—	—	—	(297)	—	—	(297)
Share-based compensation expense	—	—	—	—	3,867	—	—	3,867
Net loss	—	—	—	—	—	(10,069)	—	(10,069)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	895	895

Comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,174)

Balance at January 30, 2016	64,479	$65	1,000	$(3,397)	$178,195	$(79,181)	$(1,911)	$93,771

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 30, 2016

1. Organization and Basis of Presentation of Financial Statements

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, providing NY Style that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of January 30, 2016, the Company operated 490 stores in 41 states.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended January 30, 2016 ("fiscal year 2015"), 52-weeks ended January 31, 2015 ("fiscal year 2014"), and 52-weeks ended February 1, 2014 ("fiscal year 2013"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating income or net income in the prior year periods presented.

        The Company identifies its operating segments according to how its business activities are managed and evaluated. Its operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production process, distribution process, target customers and economic characteristics. All of the Company's revenues are generated in the United States.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the new standard and its impact on the Company's financial position and results of operations.

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of related debt liability, consistent with the presentation of debt discounts.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. ASU 2015-03 is effective retrospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 retrospectively on January 30, 2016 and it did not have a material impact on the Company's financial position or results of operations. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective retrospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-15 retrospectively on January 30, 2016 and it did not have a material impact on the Company's financial position or results of operations.

        In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"), which provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective prospectively for financial statements issued for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-04 will not have an impact on the Company's financial position or results of operations.

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which amends ASC 350, "Intangibles—Goodwill and Other." The amendments provide guidance as to whether a cloud computing arrangement includes a software license, and based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The amendments are effective for arrangements entered into, or materially modified, in annual or interim reporting periods within those years beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt the new standard prospectively and does not expect the standard to have a material impact on its financial position or results of operations.

        In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements" ("ASU 2015-10"), which amends a number of topics in the ASC. The update is a part of an ongoing project on the FASB's agenda to facilitate ASC updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. ASU 2015-10 will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

in an interim period. The Company does not expect the adoption of ASU 2015-10 to have an impact on the Company's financial position or results of operations.

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-17 may be applied prospectively to all deferred tax liabilities and assets, or retrospectively to all periods presented. The Company early adopted ASU 2015-17 prospectively on January 30, 2016. Prior periods in the Consolidated Financial Statements were not retrospectively adjusted.

        In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial position and results of operations.

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

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws. The Company recognizes gift card and merchandise credit breakage as revenue as they each are redeemed over a two-year redemption period based on their respective historical breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns.

        During fiscal year 2015, fiscal year 2014, and fiscal year 2013 the Company recorded breakage revenue for gift cards and merchandise credits of $0.8 million, $0.8 million, and $1.1 million, respectively.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

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

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At January 30, 2016 and January 31, 2015, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash in banks, cash on-hand, and all short-term investments with an original maturity of three months or less when purchased.

Restricted Cash

        As of January 30, 2016, the Company no longer had restricted cash related to its new corporate headquarters; it released $1.5 million to the lessor during January 2016. For further information related to the new corporate headquarters, please refer to Note 6, "Commitments and Contingencies."

Inventories

        Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method.

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At January 30, 2016 and January 31, 2015, the deferred lease liability was $34.4 million and $35.2 million, respectively, and is reported as "Deferred rent" on the consolidated balance sheets.

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

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

periods, marketing costs reported in "Selling, general and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2015	$35,181
2014	$33,352
2013	$31,137

        At January 30, 2016 and January 31, 2015, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $1.8 million and $1.8 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        In accordance with ASU 2015-03, costs related to the issuance of debt are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets and amortized as interest expense over the term of the related debt. In accordance with ASU 2015-15, debt issuance costs related to the Company's revolving credit facility are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the term of the credit facility. At January 30, 2016 and January 31, 2015, net deferred financing costs were $0.7 million and $0.8 million, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the Company's long-term debt, amortization of deferred financing costs, and revolving credit facility.

Impairment of Long-lived Assets

        The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

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

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million. The trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The Company assesses trademarks for impairment annually as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of trademarks below their carrying value. The Company's fiscal year 2015, fiscal year 2014 and fiscal year 2013 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

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

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(10,069)	$(16,885)	$2,394

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	63,154	62,825	62,313

Basic (loss) earnings per share	$(0.16)	$(0.27)	$0.04

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	63,154	62,825	62,313
Plus impact of share-based awards	—	—	927

Diluted shares of common stock	63,154	62,825	63,240

Diluted (loss) earnings per share	$(0.16)	$(0.27)	$0.04

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

2. Summary of Significant Accounting Policies (Continued)

        The calculation of diluted (loss) earnings per share for fiscal year 2015, fiscal year 2014, and fiscal year 2013 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Stock options	465	528	329
Stock appreciation rights(1)	6,116	4,163	1,808
Restricted stock and units	656	797	118

Total anti-dilutive shares	7,237	5,488	2,255

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

        The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 93% of merchandise purchases in fiscal year 2015. The Company utilized three major apparel vendors, which together represented approximately 72% of the Company's merchandise purchases during fiscal year 2015; however, no individual factory represented more than approximately 7% of the Company's merchandise purchases. The Company expects to utilize two major apparel vendors for a large portion of its merchandise in fiscal year 2016, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

4. Proprietary Credit Card

        The Company has a credit card processing agreement with a third party (the "administration company"), which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. The administration company owns the credit card accounts, with no recourse from the Company. The Company's receivable due from the administration company at any time represents the standard processing time of approximately three days. The amount due at January 30, 2016 and January 31, 2015 was $2.0 million and $1.6 million, respectively. The Company does not have any off-balance sheet arrangements with credit exposure.

5. Property and Equipment

        Property and equipment at January 30, 2016 and January 31, 2015 consist of the following:

	January 30, 2016	January 31, 2015
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	176,547	171,450
Office furniture, fixtures, and equipment	23,810	18,972
Leasehold improvements	162,139	161,944
Software	49,335	41,125
Construction in progress	1,269	6,752

Total	413,217	400,360
Less accumulated depreciation	324,386	315,986

Property and equipment, net	$88,831	$84,374

        Included in furniture, fixtures, and equipment above is $4.6 million and $2.3 million of assets recorded under capital leases as of January 30, 2016 and January 31, 2015, respectively.

        As of January 30, 2016, property and equipment included $1.2 million of non-cash capital expenditures recorded within accounts payable and accrued expenses on the Company's consolidated balance sheet, as well as within capital expenditures on the Company's consolidated statement of cash flows for fiscal year 2015.

        Depreciation expense amounted to $24.2 million, $27.3 million, and $32.7 million for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy as defined in ASC 820. The Company reported the following non-cash impairment charges related to

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

5. Property and Equipment (Continued)

underperforming store assets in fiscal year 2015, fiscal year 2014 and fiscal year 2013 in "Selling, general and administrative expenses" on the Company's consolidated statements of operations:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
First quarter	$—	$358	$—
Second quarter	232	—	278
Third quarter	55	553	—
Fourth quarter	40	—	246

Total fiscal year impairment charges	$327	$911	$524

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

        A summary of rent expense is as follows:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Fixed minimum rentals	$85,509	$87,107	$85,423
Contingent rentals	3,747	3,654	4,049

Total store rentals	89,256	90,761	89,472
Office space rentals	9,431	5,661	5,280
Equipment rentals	849	903	862

Total rental expense	$99,536	$97,325	$95,614

Sublease rental income	$—	$6	$29

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

6. Commitments and Contingencies (Continued)

        As of January 30, 2016, the aggregate minimum rent commitments under non-cancelable operating leases and capital leases are as follows:

	Operating Leases	Capital Leases
Fiscal Year	Fixed Minimum Rent	Principal	Interest	Total Payment
	(Amounts in thousands)
2016	$92,893	$839	$126	$965
2017	72,546	912	96	1,008
2018	53,307	947	61	1,008
2019	44,688	857	24	881
2020	40,855	317	4	321
Thereafter	194,077	43	—	43

Total	$498,366	$3,915	$311	$4,226

        The minimum lease payments on operating leases above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2015, CAM charges and real estate taxes were $55.4 million and other landlord charges were $4.4 million.

        As of January 30, 2016, the Company had open purchase commitments of $95.3 million for inventory and $1.4 million for store construction.

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

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

7. Employee Benefit Plans (Continued)

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2015	$1,650
2014	$1,759
2013	$1,737

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at January 30, 2016. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company does not expect to contribute to the plan during fiscal year 2016. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2015	Fiscal Year 2014
Equity securities	66%	65%
Fixed income	31%	31%
Cash and cash equivalents	3%	4%

        The Company's investment policy generally targets 65% to 70% in equity securities and 30% to 35% in fixed income.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

7. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at January 30, 2016, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,810	$3,810	$—	$—
International common stocks	497	—	497	—
Fixed income securities:
U.S. agency bonds	840	—	840	—
U.S. corporate bonds	1,186	—	1,186	—
U.S. mortgage-backed securities	36	—	36	—
Cash and cash equivalents:
Cash and cash equivalents	185	181	4	—

Total	$6,554	$3,991	$2,563	$—

        The fair values of the pension plan assets at January 31, 2015, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	January 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$4,349	$4,349	$—	$—
International common stocks	532	—	532	—
Fixed income securities:
U.S. agency bonds	1,034	—	1,034	—
U.S. corporate bonds	1,230	—	1,230	—
U.S. mortgage-backed securities	47	—	47	—
Cash and cash equivalents:
Cash and cash equivalents	308	293	15	—

Total	$7,500	$4,642	$2,858	$—

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

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

7. Employee Benefit Plans (Continued)

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2015	Fiscal Year 2014
Discount rate	4.00%	3.30%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Discount rate	3.30%	4.30%	3.90%
Long-term rate of return on assets	8.00%	8.00%	8.00%

        The measurement dates for fiscal year 2015 and fiscal year 2014 are January 30, 2016 and January 31, 2015, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2015	Fiscal Year 2014
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$10,226	$8,986
Service cost	342	339
Interest	320	370
Actuarial (gain) loss	(1,545)	1,254
Benefits paid	(668)	(723)

Benefit obligation, end of period	$8,675	$10,226

Change in plan assets:
Fair value of plan assets, beginning of period	$7,500	$6,993
Actual (loss) return on plan assets	(498)	594
Benefits paid	(668)	(723)
Employer contributions	220	636

Fair value of plan assets, end of period	$6,554	$7,500

Funded status	$(2,121)	$(2,726)
Unrecognized net actuarial loss	3,193	4,103
Unrecognized prior service credit	(158)	(173)

Net amount recognized	$914	$1,204

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(2,121)	$(2,726)
Accumulated other comprehensive loss	3,035	3,930

Net amount recognized	$914	$1,204

        At January 30, 2016 and January 31, 2015, the Company reported a minimum pension liability of $2.1 million and $2.7 million, respectively, due to the underfunded status of the plan. The minimum

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

7. Employee Benefit Plans (Continued)

pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at January 30, 2016 is a net loss of $0.4 million that is expected to be recognized in net periodic benefit cost during fiscal year 2016.

        Net periodic benefit cost includes the following components:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Service cost	$342	$339	$347
Interest cost	320	370	360
Expected return on plan assets	(581)	(550)	(517)
Amortization of unrecognized losses	446	149	201
Amortization of prior service credit	(15)	(15)	(15)

Net periodic benefit cost	$512	$293	$376

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2016	$751
2017	719
2018	681
2019	652
2020	635
2021-2025	2,749

Total	$6,187

8. Share-Based Compensation

        Amended and Restated 2006 Long-Term Incentive Plan.    The Company's board of directors and stockholders approved the 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. From time to time, the Company's stockholders approve amendments to the 2006 Plan to increase the number of shares reserved for issuance, among other matters. The aggregate number of shares of the Company's common stock that may be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 12,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights ("SARs") is 7,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

        Amended and Restated 2002 Stock Option Plan.    The Company originally adopted the 2002 Stock Option Plan on November 27, 2002 and approved the Amended and Restated 2002 Stock Option Plan (the "2002 Plan") to become effective on October 13, 2004. Upon stockholder approval of the 2006 Plan, the 2002 Plan ceased to be available for the grants of new incentive awards, other than awards

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

8. Share-Based Compensation (Continued)

granted wholly from shares returned to the 2002 Plan by forfeiture or expiration after May 5, 2006. As of November 27, 2012, the 2002 Plan expired and no new awards may be issued from the 2002 Plan.

        Under the Amended and Restated 2006 Plan, the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and the term and conditions of any award pursuant to the Amended and Restated 2006 Plan. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions for all share-based awards, are determined by the compensation committee of the Company's board of directors at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. Shares that are not currently outstanding and are available for issuance at January 30, 2016 amounted to 2,385,778.

        A summary of the Company's stock options and SARs outstanding as of January 30, 2016 and activity for fiscal year 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	6,004	$4.15
Granted	1,812	2.55
Exercised	(8)	2.10
Forfeited	(518)	3.73
Expired	(316)	4.88

Outstanding, end of period(1)	6,974	$3.74	7.3	$33

Exercisable, end of period	3,355	$4.29	5.6	$19

(1)
There were 446,715 stock options and 6,527,353 SARs outstanding as of January 30, 2016, of which 441,715 stock options and 2,913,462 SARs were vested. The non-vested options and SARs outstanding at January 30, 2016 vest subject to the passage of time through fiscal year 2019.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

8. Share-Based Compensation (Continued)

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2015 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SAR holders had all option and SAR holders exercised their options and SARs on January 30, 2016. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for fiscal year 2014 and fiscal year 2013 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options and SARs exercised) was $0.2 million and $1.4 million, respectively. The intrinsic value of the 7,500 options exercised during fiscal year 2015 was approximately $2,000.

        In accordance with ASC 718, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2015, fiscal year 2014 and fiscal year 2013 was $1.03, $1.61 and $2.64, respectively. The total fair value of share-based awards that vested during fiscal year 2015, fiscal year 2014 and fiscal year 2013 was $4.7 million, $4.2 million and $4.6 million, respectively.

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Expected volatility	50.1%	56.8%	65.1%
Expected life	4.1 years	4.4 years	4.1 years
Risk-free interest rate	1.49%	1.64%	1.51%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock and unit awards outstanding at January 30, 2016 and activity for fiscal year 2015:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at January 31, 2015	1,332	$3.91
Granted	443	$2.45
Vested	(408)	$3.74
Forfeited	(75)	$4.19

Nonvested at January 30, 2016	1,292	$3.44

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

8. Share-Based Compensation (Continued)

        Not included in the table above are 400,000 shares of performance-based restricted stock granted in fiscal year 2015 to Mr. Scott, the Company's Chief Executive Officer, in connection with his annual performance review. The performance-based shares had a weighted average grant-date fair value of $2.76 and were scheduled to vest subject to the Company achieving minimum, target, and maximum operating income levels for fiscal year 2015, and Mr. Scott's continued employment through March 2018. The Company did not meet the minimum operating income target, and as such the 400,000 shares were cancelled as of January 30, 2016.

        The fair value of restricted stock and units is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Each vested stock unit is convertible into one share of the Company's common stock. The non-vested shares outstanding at January 30, 2016 vest subject to the passage of time through fiscal year 2018.

        Total share-based compensation expense attributable to all share-based awards was $3.9 million, $4.1 million and $3.9 million in fiscal year 2015, fiscal year 2014 and fiscal year 2013, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $1.5 million, $1.6 million and $1.5 million in fiscal year 2015, fiscal year 2014 and fiscal year 2013, respectively. The tax benefit recognized in fiscal year 2015, fiscal year 2014 and fiscal year 2013 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. In addition, as a result of the deferred tax valuation allowance, the Company did not recognize an excess benefit related to the exercise of options and SARs during fiscal year 2015, fiscal year 2014 and fiscal year 2013. For further information related to the deferred tax valuation allowance, please refer to Note 11, "Income Taxes." Unamortized share-based compensation expense at January 30, 2016 was $6.3 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.6 years.

9. Accrued Expenses

        Accrued expenses consist of the following:

	January 30, 2016	January 31, 2015
	(Amounts in thousands)
Gift cards and merchandise credits	$13,567	$12,677
Sourcing and distribution	5,937	8,029
Compensation and benefits	5,677	6,223
Other taxes	5,090	5,247
Construction in progress	2,541	1,572
Occupancy and related	1,718	1,795
Insurance	1,315	1,351
Consulting	954	2,217
Other accrued expenses	15,625	13,307

Total accrued expenses	$52,424	$52,418

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters at 330 West 34th Street, New York, New York and for general corporate purposes. In accordance with the Loan Agreement, the Term Loan balance, gross of unamortized deferred financing fees, will be repaid as follows:

	Total	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019
	(Amounts in thousands)
Term Loan	$13,750	$1,000	$1,000	$1,000	$10,750

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of January 30, 2016, the Company had availability under its revolving credit facility of $36.6 million, net of letters of credit outstanding of $15.6 million, as compared to availability of $30.0 million, net of letters of credit outstanding of $19.8 million, as of January 31, 2015. Included in the $15.6 million of letters of credit outstanding at January 30, 2016 are $0.5 million of trade letters of credit and $15.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

10. Long-Term Debt and Credit Facilities (Continued)

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

11. Income Taxes

        Income tax expense consists of:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Federal:
Current	$—	$—	$(439)
Deferred	—	—	—
State and Local:
Current	737	716	753
Deferred	—	—	—

	$737	$716	$314

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

11. Income Taxes (Continued)

        The components of items giving rise to the net deferred income tax (liabilities) assets recognized in the Company's consolidated balance sheets are as follows:

	January 30, 2016		January 31, 2015
	Current	Non-current	Current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$—	$16,229	$8,242	$6,705
Inventory	—	1,177	1,213	—
Fixed assets and intangible assets	—	7,765	—	15,463
Net operating loss	—	37,477	—	29,144
Other assets	—	11,344	—	10,917

Subtotal	—	73,992	9,455	62,229
Valuation allowance	—	(66,675)	(8,444)	(55,569)

Total deferred income tax assets	$—	$7,317	$1,011	$6,660

Deferred income tax liabilities:
Accrued expenses	$—	$—	$—	$—
Prepaid costs	—	(7,317)	(7,671)	—
Inventory	—	—	—	—

Total deferred income tax liabilities	$—	$(7,317)	$(7,671)	$—

Net deferred tax (liabilities) assets	$—	$—	$(6,660)	$6,660

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

        In November 2015, the FASB issued ASU 2015-17, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities' processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to prospectively adopt the accounting standard on January 30, 2016. Prior periods in the Consolidated Financial Statements were not retrospectively adjusted.

        As of January 30, 2016, the Company had $534.4 million of various state net operating loss carryforwards and $92.7 million of federal net operating loss carryforwards.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

11. Income Taxes (Continued)

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$5,144	FY2012	11
2/2/2008	50,698	FY2013	12
1/31/2009	48,738	FY2014	13
1/30/2010	67,229	FY2015	14
1/29/2011	80,972	FY2016	15
1/28/2012	66,164	FY2017	1 to 16
2/2/2013	30,185	FY2018	2 to 17
2/1/2014	44,850	FY2019	3 to 18
1/31/2015	76,337	FY2020	4 to 19
1/30/2016	64,115	FY2021	5 to 20

	$534,432

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/29/2011	$29,499	FY2031	15
1/28/2012	23,897	FY2032	16
1/31/2015	21,549	FY2035	19
1/30/2016	17,725	FY2036	20

	$92,670

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

11. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense (benefit) is as follows:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Statutory 35% federal tax	$(3,265)	$(5,660)	$947
State and local income taxes, net of federal income tax benefit	326	(638)	2,710
Federal tax credit	(320)	(358)	(270)
Basis adjustment	193	733	(784)
Permanent difference	195	216	273
Alternative minimum tax	—	—	220
Federal unrecognized tax benefit	—	—	(444)
Valuation allowance	3,018	6,630	(2,322)
Other, net	590	(207)	(16)

Income tax expense (benefit)	$737	$716	$314

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2011. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2011.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$3,872	$3,883	$4,449
Additions based on tax positions related to the current year	214	108	—
Additions for tax positions of prior years	611	61	78
Reductions for tax positions of prior years	(1)	(50)	—
Settlements	—	(66)	—
Reductions for lapse of statute of limitations	—	(64)	(644)

Unrecognized tax benefits at end of period	$4,696	$3,872	$3,883

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2015, fiscal year 2014 and fiscal year 2013 the Company recorded a net benefit for interest and penalties in the consolidated statements of operations of $0.3 million, $0.1 million and $0.2 million, respectively. At January 30, 2016 and January 31, 2015, the Company had accrued $0.6 million and $0.2 million, respectively, for the potential payment of interest and penalties. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months. Of the total $4.7 million of unrecognized tax

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

11. Income Taxes (Continued)

benefits at January 30, 2016, approximately $1.1 million, if recognized, would affect the Company's effective tax rate.

12. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At January 30, 2016 and January 31, 2015, there were no shares of preferred stock outstanding.

13. Quarterly Results (unaudited)

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

	Fiscal Year 2015				Fiscal Year 2014
	Quarter ended				Quarter ended
Statements of Operations data	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
	(Amounts in thousands, except per share data)
Net sales	$223,390	$235,696	$219,750	$271,272	$219,593	$226,066	$210,314	$267,359
Gross profit	$64,247	$67,133	$63,695	$69,780	$62,204	$61,918	$57,277	$68,376
Operating (loss) income	$(4,245)	$435	$(4,917)	$622	$61	$180	$(9,474)	$(6,363)
Net (loss) income	$(4,671)	$(146)	$(5,336)	$84	$(282)	$(147)	$(9,736)	$(6,720)
Basic (loss) earnings per share of common stock	$(0.07)	$(0.00)	$(0.08)	$0.00	$(0.00)	$(0.00)	$(0.15)	$(0.11)

Diluted (loss) earnings per share of common stock	$(0.07)	$(0.00)	$(0.08)	$0.00	$(0.00)	$(0.00)	$(0.15)	$(0.11)

Weighted average shares outstanding:
Basic shares of common stock	62,983	63,174	63,224	63,233	62,638	62,819	62,911	62,933

Diluted shares of common stock	62,983	63,174	63,224	63,607	62,638	62,819	62,911	62,933

	Fiscal Year 2015				Fiscal Year 2014
	Quarter ended				Quarter ended
(as a % of net sales)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	28.8%	28.5%	29.0%	25.7%	28.3%	27.4%	27.2%	25.6%
Operating (loss) income	(1.9)%	0.2%	(2.2)%	0.2%	—%	0.1%	(4.5)%	(2.4)%
Net (loss) income	(2.1)%	(0.1)%	(2.4)%	—%	(0.1)%	(0.1)%	(4.6)%	(2.5)%

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

13. Quarterly Results (unaudited) (Continued)

Business Re-engineering Program and Adjustments Affecting Comparability of Quarterly Financial Information

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The Company completed the second phase of Project Excellence during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of this Annual Report on Form 10-K. Approximately $15 million of the $30 million of potential annual savings from Project Excellence is a reduction of selling, general and administrative expenses beginning in fiscal year 2015, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of potential annual savings from Project Excellence will be realized through reduced product costs and buying expenses resulting in improved gross margins beginning in fiscal year 2016.

        The Company recorded the following charges in "Selling, general and administrative expenses" on the consolidated statements of operations during fiscal year 2015 that affect comparability:

  •
  First quarter ended May 2, 2015 includes $2.9 million of charges consisting of $2.5 million of consulting fees incurred in connection with Project Excellence and $0.7 million of certain severance expenses, partially offset by a $0.3 million reduction of expenses related to the relocation of the Company's corporate headquarters.

  •
  Second quarter ended August 1, 2015 includes $2.0 million of charges consisting of $0.9 million of certain severance expenses, $0.6 million of consulting fees incurred in connection with Project Excellence, $0.4 million of certain legal expenses and $0.2 million of corporate moving expenses.

  •
  Third quarter ended October 31, 2015 includes $2.3 million of charges consisting primarily of $2.2 million of charges related to a settlement of a wage and hour class action lawsuit in the state of California and $0.1 million of consulting fees incurred in connection with Project Excellence.

  •
  Fourth quarter ended January 30, 2016 includes $0.6 million of charges consisting primarily of certain severance expenses.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 30, 2016

13. Quarterly Results (unaudited) (Continued)

        The Company recorded the following charges in "Selling, general and administrative expenses" on the consolidated statements of operations during fiscal year 2014 that affect comparability:

  •
  Third quarter ended November 1, 2014 includes $2.8 million of charges consisting of $1.0 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $1.0 million of consulting fees incurred in connection with Project Excellence and $0.8 million of certain severance and recruiting expenses.

  •
  Fourth quarter ended January 31, 2015 includes $6.4 million of charges consisting of $3.2 million of duplicative rent expense related to the relocation of the Company's corporate headquarters, $2.3 million of severance expense and $0.7 million of consulting fees incurred in connection with Project Excellence and $0.2 million of legal expenses.

        At January 31, 2015, the Company reported a liability for severance related to Project Excellence of $1.4 million, which was paid in full during fiscal year 2015.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan.†††††
10.3	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.4	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.5	Amendment No. 1 to Employment Letter, dated as of May 30, 2006, between New York & Company, Inc. and Kevin L. Finnegan, as amended December 22, 2006.†††††
10.6	Offer Letter and Employment Letter, dated as of October 24, 2014, between New York & Company, Inc. and John Worthington.(e)
10.7	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
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
10.12
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.†††††
10.13
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.(a)
10.14
Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.(e)
10.15
Post-Closing Letter to the Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.(e)
10.16
Amendment No. 1 to Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Lerner New York Outlet, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.(e)
10.17
Amendment No. 1 to Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.(e)
10.18
Copyright Collateral Assignment and Security Agreement made by and among Lernco Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.(e)
10.19
Patent Collateral Assignment and Security Agreement made by and among Lerner New York, Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A. as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.(e)
10.20
Third Amended and Restated Guarantee, made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., New York & Company Stores, Inc. (formerly known as Associated Lerner Shops of America, Inc.), and Lerner New York GC, LLC, in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)

Exhibit No.	Description
10.21	Collateral Assignment of Transition Services Documents, made by Lerner New York Holding, Inc. and New York & Company, Inc., in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
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
10.26	Form of Amended and Restated 2002 Stock Option Plan that became effective immediately prior to the consummation of the Company's initial public offering.**
10.27	Form of Amended and Restated 2006 Long-Term Incentive Plan, as amended and restated on June 21, 2014, approved by the Company's Stockholders on June 21, 2014.***
21.1	Subsidiaries of the Registrant.†††††
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2016.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2016.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 14, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.

††
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 18, 2014.

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