Form 10-Q
period 2016-04-30
New York & Company, Inc.
filed 2016-05-27
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2016
OR
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

        As of May 20, 2016, the registrant had 64,637,864 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to the risks and uncertainties described in the Company's documents filed with the SEC, including its Annual Report on Form 10-K, filed on April 14, 2016.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended April 30, 2016	Three months ended May 2, 2015
Net sales	$216,038	$223,390
Cost of goods sold, buying and occupancy costs	156,151	159,143

Gross profit	59,887	64,247
Selling, general and administrative expenses	65,285	68,492

Operating loss	(5,398)	(4,245)
Interest expense, net of interest income of $1 and $1, respectively	297	289

Loss before income taxes	(5,695)	(4,534)
Provision for income taxes	21	137

Net loss	$(5,716)	$(4,671)

Basic loss per share	$(0.09)	$(0.07)

Diluted loss per share	$(0.09)	$(0.07)

Weighted average shares outstanding:
Basic shares of common stock	63,277	62,983

Diluted shares of common stock	63,277	62,983

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended April 30, 2016	Three months ended May 2, 2015
Comprehensive loss	$(5,608)	$(4,609)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	April 30, 2016	January 30, 2016	May 2, 2015
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,628	$61,432	$48,407
Restricted cash	—	—	1,509
Accounts receivable	17,011	8,208	16,051
Income taxes receivable	47	47	73
Inventories, net	102,764	87,777	100,648
Prepaid expenses	18,998	19,442	19,991
Other current assets	831	858	1,277

Total current assets	187,279	177,764	187,956
Property and equipment, net	86,136	88,831	84,703
Intangible assets	14,879	14,879	14,879
Deferred income taxes	—	—	6,469
Other assets	1,966	1,986	1,547

Total assets	$290,260	$283,460	$295,554

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$841	$841	$839
Accounts payable	91,158	82,225	82,141
Accrued expenses	55,388	52,424	54,776
Income taxes payable	63	239	737
Deferred income taxes	—	—	6,469

Total current liabilities	147,450	135,729	144,962
Long-term debt, net of current portion	12,115	12,326	12,949
Deferred rent	33,131	34,351	35,876
Other liabilities	8,246	7,283	6,306

Total liabilities	200,942	189,689	200,093
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,632, 65,479, and 65,163 shares issued and 64,632, 64,479, and 64,163 shares outstanding at April 30, 2016, January 30, 2016, and May 2, 2015, respectively	66	65	65
Additional paid-in capital	179,349	178,195	175,320
Retained deficit	(84,897)	(79,181)	(73,783)
Accumulated other comprehensive loss	(1,803)	(1,911)	(2,744)
Treasury stock at cost; 1,000 shares at April 30, 2016, January 30, 2016 and May 2, 2015	(3,397)	(3,397)	(3,397)

Total stockholders' equity	89,318	93,771	95,461

Total liabilities and stockholders' equity	$290,260	$283,460	$295,554

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended April 30, 2016	Three months ended May 2, 2015
Operating activities
Net loss	$(5,716)	$(4,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,863	6,373
Amortization of deferred financing costs	47	45
Share-based compensation expense	1,107	943
Changes in operating assets and liabilities:
Accounts receivable	(8,803)	(8,645)
Income taxes receivable	—	26
Inventories, net	(14,987)	(6,857)
Prepaid expenses	444	590
Accounts payable	8,933	(4,340)
Accrued expenses	2,664	2,358
Income taxes payable	(176)	27
Deferred rent	(1,220)	707
Other assets and liabilities	270	(158)

Net cash used in operating activities	(11,574)	(13,602)

Investing activities
Capital expenditures	(1,869)	(6,700)

Net cash used in investing activities	(1,869)	(6,700)

Financing activities
Repayment of long-term debt	(250)	(250)
Proceeds from exercise of stock options	120	16
Shares withheld for payment of employee payroll taxes	(73)	(247)
Principal payments on capital lease obligations	(158)	(103)

Net cash used in financing activities	(361)	(584)

Net decrease in cash and cash equivalents	(13,804)	(20,886)
Cash and cash equivalents at beginning of period	61,432	69,293

Cash and cash equivalents at end of period	$47,628	$48,407

Non-cash capital lease transactions	$1,299	$—

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2016

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, providing NY Style that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and eCommerce store at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 30, 2016, the Company operated 488 stores in 41 states.

        The condensed consolidated financial statements as of April 30, 2016 and May 2, 2015 and for the 13 weeks ("three months") ended April 30, 2016 and May 2, 2015 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 30, 2016 ("fiscal year 2015"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 14, 2016. The 52-week fiscal years ending January 28, 2017 and January 27, 2018 are referred to herein as "fiscal year 2016" and "fiscal year 2017," respectively. The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        The Company identifies its operating segments according to how its business activities are managed and evaluated. Its operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production process, distribution process, target customers and economic characteristics. All of the Company's revenues are generated in the United States. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating loss or net loss in the prior year period presented.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

        Certain totals that appear in this Quarterly Report on Form 10-Q may not equal the sum of the components due to rounding.

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2016

(Unaudited)

2. New Accounting Pronouncements (Continued)

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

        In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification within the statement of cash flows for certain components of share-based awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company's financial position or results of operations.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2016

(Unaudited)

3. Earnings (Loss) Per Share (Continued)

	Three months ended April 30, 2016	Three months ended May 2, 2015
	(Amounts in thousands, except per share amounts)
Net loss	$(5,716)	$(4,671)
Basic loss per share:
Weighted average shares outstanding:
Basic shares of common stock	63,277	62,983

Basic loss per share	$(0.09)	$(0.07)

Diluted loss per share:
Weighted average shares outstanding:
Basic shares of common stock	63,277	62,983
Plus impact of share-based awards	—	—

Diluted shares of common stock	63,277	62,983

Diluted loss per share	$(0.09)	$(0.07)

        The calculation of diluted loss per share for the three months ended April 30, 2016 and May 2, 2015 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended April 30, 2016	Three months ended May 2, 2015
	(Amounts in thousands)
Stock options	405	507
Stock appreciation rights(1)	6,487	5,554
Restricted stock and units	771	1,183

Total anti-dilutive shares	7,663	7,244

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

        The Company recorded share-based compensation expense in the amount of $1.1 million and $0.9 million for the three months ended April 30, 2016 and May 2, 2015, respectively.

        During the three months ended April 30, 2016, 45,319 shares of common stock were issued upon exercise of previously issued stock options and SARs.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2016

(Unaudited)

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at April 30, 2016. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2018. The Company believes its relationship with its employees is good.

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

	Three months ended April 30, 2016	Three months ended May 2, 2015
	(Amounts in thousands)
Service cost	$86	$142
Interest cost	80	84
Expected return on plan assets	(146)	(150)
Amortization of unrecognized losses	112	66
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$128	$138

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive loss reported on the Company's condensed consolidated statements of comprehensive loss includes net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of operations for the three months ended April 30, 2016 and May 2, 2015 was approximately $108,000 and $62,000, respectively. As of January 30, 2016, the Company reported a minimum pension liability of $2.1 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2011. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2011.

        At January 30, 2016, the Company reported a total liability for unrecognized tax benefits of $4.7 million, including interest and penalties. There have been no material changes during the three months ended April 30, 2016. Of the total $4.7 million of unrecognized tax benefits at January 30, 2016, approximately $1.1 million, if recognized, would impact the Company's effective tax rate. The

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2016

(Unaudited)

6. Income Taxes (Continued)

Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of April 30, 2016, the Company's valuation allowance against its deferred tax assets was $68.9 million.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of April 30, 2016, the Company had availability under its revolving credit facility of $59.3 million, net of letters of credit outstanding of $14.2 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $15.6 million, as of January 30, 2016, and availability of $54.5 million, net of letters of credit outstanding of $19.9 million, as of May 2, 2015. Included in letters of credit outstanding at April 30, 2016 are $14.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 30, 2016

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

        As of April 30, 2016, January 30, 2016, and May 2, 2015, the Company had $5.1 million, $3.9 million, and $2.1 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

8. Fair Value Measurements

        The Company measures fair value in accordance with FASB ASC Topic 820, "Fair Value Measurements" ("ASC 820"). ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheets for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying amount of long-term debt on the balance sheets approximates its fair value due to the variable interest rate it carries.

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. There were no impairment charges recorded during the three months ended April 30, 2016 and May 2, 2015.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, providing NY Style that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 45. As of April 30, 2016, the Company operated 488 stores in 41 states.

        The Company's overall strategy is to drive growth in each channel of its business, including New York & Company stores, New York & Company Outlet stores ("Outlets"), and its eCommerce store. During the first quarter of fiscal year 2016, the Company remained focused on the following strategic initiatives: (i) evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, Eva Mendes Collection, and Lounge; (ii) create a deeper emotional connection with its customer, acquire new private label credit card customers and grow its active customer database to drive traffic in all channels of the business; (iii) improve sales productivity and margins across each channel of the business; (iv) continue to evolve as an omni-channel retailer; and (v) implement its Go-To-Market process improvements to increase speed to market, delivering merchandise from concept to in-store faster.

        Net sales for the three months ended April 30, 2016 were $216.0 million, as compared to $223.4 million for the three months ended May 2, 2015. Comparable store sales, including eCommerce sales, decreased 2.3% for the three months ended April 30, 2016, as compared to an increase of 1.8% for the three months ended May 2, 2015. Net loss for the three months ended April 30, 2016 was $5.7 million, or a loss of $0.09 per diluted share, as compared to a net loss of $4.7 million, or a loss of $0.07 per diluted share, for the three months ended May 2, 2015. Non-GAAP adjusted net loss for the three months ended May 2, 2015 was $1.8 million, or a loss of $0.03 per diluted share, which excludes $2.9 million of non-operating charges. There were no non-operating charges recorded during the three months ended April 30, 2016. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the three months ended April 30, 2016 was $1.9 million, as compared to $6.7 million for the three months ended May 2, 2015. The decrease in capital spending during the three months ended April 30, 2016, as compared to the three months ended May 2, 2015, primarily reflects a shift in certain planned expenditures for real estate and information technology projects to later in fiscal year 2016. During the three months ended April 30, 2016, the Company converted 50 New York & Company stores to Outlet stores and closed two existing stores, ending the first quarter with 488 stores, including 132 Outlet stores and 2.5 million selling square feet in operation. Included in the New York & Company store count at April 30, 2016, are 16 "Side-by-Side" and 25 "Shop-in-Shop" New York & Company stores, which feature an adjoining or shop-in-shop Eva Mendes store, and 2 free-standing Eva Mendes boutiques. In addition, the Company continued to invest in its information technology infrastructure, including its eCommerce store.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The second phase of Project Excellence was completed during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million, of which approximately $15 million was first recognized in fiscal year 2015, upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are being reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2016. Approximately $15 million of annual savings first recognized in fiscal year 2015 is a reduction of selling, general and administrative expenses, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of potential annual savings from Project Excellence will be realized through reduced product costs and buying expenses beginning in fiscal year 2016 and recognized throughout the year.

        During fiscal year 2016, the Company plans to complete the implementation of the Go-To-Market process improvements identified through Project Excellence, which include, among other things, an improved product development calendar and the realignment and increased collaboration with the Company's key independent buying agents to reduce lead times and product cost. These changes, along with the implementation of a formalized "Fast Track" product development process, will enable the Company to more effectively leverage runway and trend intelligence and, combined with improvements to the Company's logistics network, will provide more rapid delivery of product from concept to in-store.

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second fiscal quarters) and fall (third and fourth fiscal quarters). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company's financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth fiscal quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first fiscal quarter and beginning of the second fiscal quarter.

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended April 30, 2016 and May 2, 2015:

As a % of net sales	Three months ended April 30, 2016	Three months ended May 2, 2015
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.3%	71.2%

Gross profit	27.7%	28.8%
Selling, general and administrative expenses	30.2%	30.7%

Operating loss	(2.5)%	(1.9)%
Interest expense, net	0.1%	0.1%

Loss before income taxes	(2.6)%	(2.0)%
Provision for income taxes	—%	0.1%

Net loss	(2.6)%	(2.1)%

Selected operating data:	Three months ended April 30, 2016	Three months ended May 2, 2015
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(2.3)%	1.8%
Net sales per average selling square foot(1)(4)	$86	$86
Net sales per average store(2)(4)	$442	$444
Average selling square footage per store(3)	5,112	5,155

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

(4)
Effective first quarter of fiscal year 2016, the Company transitioned to a monthly average calculation. Prior period metrics have been restated resulting in an immaterial impact.

	Three months ended April 30, 2016		Three months ended May 2, 2015
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	490	2,511,429	504	2,596,988
New stores	—	—	5	22,349
Closed stores	(2)	(16,432)	(5)	(18,084)
Net impact of remodeled stores on selling square feet	—	(210)	—	(3,341)

Stores open, end of period	488	2,494,787	504	2,597,912

Three Months Ended April 30, 2016 Compared to Three Months Ended May 2, 2015

        Net Sales.    Net sales for the three months ended April 30, 2016 were $216.0 million, as compared to $223.4 million for the three months ended May 2, 2015. Comparable store sales decreased 2.3% for the three months ended April 30, 2016, as compared to an increase of 1.8% for the three months ended May 2, 2015. In the comparable store base, average dollar sales per transaction decreased by 3.4%, while the number of transactions per average store increased 0.8%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended April 30, 2016 decreased to $59.9 million, or 27.7% of net sales, as compared to $64.2 million, or 28.8% of net sales, for the three months ended May 2, 2015. The decrease in gross profit as a percentage of net sales for the three months ended April 30, 2016, as compared to the three months ended May 2, 2015, was due to a 40 basis point decrease in product margin, primarily due to increased markdowns partially offset by reduced product cost resulting from initiatives associated with Project Excellence, a 60 basis point increase in other costs of goods sold related largely to shipping costs associated with the significant growth in the Company's eCommerce business, and a 10 basis point decrease in the leverage of buying and occupancy costs resulting from a reduction in sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $65.3 million, or 30.2% of net sales, for the three months ended April 30, 2016, as compared to $68.5 million, or 30.7% of net sales, for the three months ended May 2, 2015. The decrease in selling, general, and administrative expenses during the three months ended April 30, 2016, as compared to the three months ended May 2, 2015, reflects decreases in marketing and reductions in performance-based compensation expenses, partially offset by significant increases in variable expenses associated with the growth in eCommerce sales and increases in severance expenses not related to Project Excellence. In addition, selling, general and administrative expenses for the three months ended May 2, 2015 included $2.9 million of non-operating charges consisting of $2.5 million in consulting fees incurred in connection with Project Excellence and $0.7 million of certain severance expenses, partially offset by a $0.3 million reduction in moving expenses related to the new corporate headquarters.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended April 30, 2016 was $5.4 million, as compared to an operating loss of $4.2 million for the three months ended May 2, 2015.

        Interest Expense, Net.    Net interest expense was $0.3 million for both the three months ended April 30, 2016 and May 2, 2015, primarily related to interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010.

        Net Loss.    For the reasons discussed above, net loss for the three months ended April 30, 2016 was $5.7 million, or a loss of $0.09 per diluted share, as compared to a net loss of $4.7 million, or a loss of $0.07 per diluted share, for the three months ended May 2, 2015.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP selling, general, and administrative expenses, operating loss, net loss and loss per diluted share for the three months ended May 2, 2015 is indicated below. There were no non-GAAP adjustments for the three months ended April 30, 2016. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges consisting of consulting fees associated with Project Excellence and certain severance expenses, partially offset by a reduction in moving expense related to the relocation of the Company's corporate headquarters ("BHQ"). This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

GAAP to Non-GAAP Financial Measures: Three Months Ended May 2, 2015

	Three months ended May 2, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$68,492	$(4,245)	$(4,671)	$(0.07)
Adjustments affecting comparability:
Consulting expense—Project Excellence	2,456	2,456	2,456
Certain severance expenses	724	724	724
Net reduction of moving expenses—new BHQ office	(313)	(313)	(313)

Total adjustments(1)	2,867	2,867	2,867	0.04

Non-GAAP as adjusted	$65,625	$(1,378)	$(1,804)	$(0.03)

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

	April 30, 2016	January 30, 2016	May 2, 2015
	(Amounts in thousands)
Cash and cash equivalents	$47,628	$61,432	$48,407
Working capital	$39,829	$42,035	$42,994

	Three months ended April 30, 2016	Three months ended May 2, 2015
	(Amounts in thousands)
Net cash used in operating activities	$(11,574)	$(13,602)
Net cash used in investing activities	$(1,869)	$(6,700)
Net cash used in financing activities	$(361)	$(584)

Net decrease in cash and cash equivalents	$(13,804)	$(20,886)

Operating Activities

        Net cash used in operating activities was $11.6 million for the three months ended April 30, 2016, as compared to $13.6 million for the three months ended May 2, 2015. The decrease in net cash used in operating activities during the three months ended April 30, 2016, as compared to the three months ended May 2, 2015, is primarily the result of initiatives related to Project Excellence which led to the extension of the Company's credit terms with certain vendors at the end of fiscal year 2015, partially offset by the increase in net loss and changes in inventories and deferred rent. Included in the net loss for the three months ended May 2, 2015 is $2.9 million of non-operating charges, as described in the "Results of Operations" section above. There were no non-operating charges recorded during the three months ended April 30, 2016.

Investing Activities

        Net cash used in investing activities was $1.9 million for the three months ended April 30, 2016, as compared to $6.7 million for the three months ended May 2, 2015. The decrease in capital spending, during the three months ended April 30, 2016, as compared to the three months ended May 2, 2015, primarily reflects a shift in certain planned expenditures for real estate and information technology projects to later in fiscal year 2016. Net cash used in investing activities during the three months ended April 30, 2016 represents capital expenditures of $1.2 million for store-related projects and $0.6 million related to the Company's information technology infrastructure, including its eCommerce store. During the three months ended April 30, 2016, the Company converted 50 New York & Company stores to Outlet stores and closed two existing stores, ending the first quarter with 488 stores, including 132 Outlet stores and 2.5 million selling square feet in operation. Included in the New York & Company store count at April 30, 2016, are 16 "Side-by-Side" and 25 "Shop-in-Shop" New York & Company stores, which feature an adjoining or shop-in-shop Eva Mendes store, and 2 free-standing Eva Mendes boutiques.

        Net cash used in investing activities during the three months ended May 2, 2015 represents capital expenditures of $4.7 million related to the opening of two New York & Company stores and three Outlet stores, the conversion of nine New York & Company stores to Outlet stores, and the remodeling of two existing stores, as well as approximately $2.0 million related to the Company's continued investment in its information technology infrastructure, primarily relating to the implementation of its omni-channel strategy and the enhancement of its eCommerce store and mobile capabilities.

        For fiscal year 2016, capital expenditures are expected to range between $20 million and $22 million. In total, fiscal year 2016 capital expenditures reflect continued investments in the Company's information technology infrastructure, including its eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling existing locations. In fiscal year 2016, the Company expects to open approximately 2 New York & Company stores, open 1 new Outlet store, remodel 5 New York & Company locations, convert 50 New York & Company locations to new Outlet stores, and close between 12 and 16 existing stores, ending the fiscal year with between 477 and 481 stores, including 131 Outlet stores.

        As of April 30, 2016, approximately 28% of the Company's store leases could be terminated by the Company within one year or less.

Financing Activities

        Net cash used in financing activities for the three months ended April 30, 2016 was $0.4 million consisting of a $0.3 million quarterly repayment of the Term Loan, $0.2 million of principal payments on capital lease obligations, and $0.1 million of employee payroll taxes for which shares were withheld, partially offset by proceeds from the exercise of stock options. Net cash used in financing activities for the three months ended May 2, 2015 was $0.6 million consisting of a $0.3 million quarterly repayment of the Term Loan, $0.2 million of employee payroll taxes for which shares were withheld, and $0.1 million of principal payments on capital lease obligations, partially offset by proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of April 30, 2016, the Company had availability under its revolving credit facility of $59.3 million, net of letters of credit outstanding of $14.2 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $15.6 million, as of January 30, 2016, and availability of $54.5 million, net of letters of credit outstanding of $19.9 million, as of May 2, 2015. Included in letters of credit outstanding at April 30, 2016 are $14.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2016.

Adoption of New Accounting Standards

        Please refer to Note 2, "New Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's quantitative and qualitative disclosures about market risk from what was reported in its Annual Report on Form 10-K filed with the SEC on April 14, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of April 30, 2016, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 14, 2016.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 14, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 27, 2016.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 27, 2016.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 27, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 27, 2016