Form 10-Q
period 2016-07-30
New York & Company, Inc.
filed 2016-08-31
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 30, 2016
OR
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

         As of August 26, 2016, the registrant had 64,874,953 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) market conditions impacting the Company's stock; (ii) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (iii) changes in the cost of raw materials, distribution services or labor; (iv) the potential for current economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products; (v) the Company's ability to open and operate stores successfully; (vi) the Company's ability to fully recognize the potential savings identified through Project Excellence; (vii) seasonal fluctuations in the Company's business; (viii) the Company's ability to anticipate and respond to fashion trends; (ix) the Company's dependence on mall traffic for a large portion of its sales; (x) competition in the Company's market, including promotional and pricing competition; (xi) the Company's ability to retain, recruit and train key personnel; (xii) the Company's reliance on third parties to manage some aspects of its business; (xiii) the Company's reliance on foreign sources of production; (xiv) the Company's ability to protect its trademarks and other intellectual property rights; (xv) the Company's ability to maintain, and its reliance on, its information technology infrastructure; (xvi) the effects of government regulation; (xvii) the control of the Company by its sponsors and any potential change of ownership of those sponsors; (xviii) the credit worthiness of the Company's contractual counterparties; and (xix) other risks and uncertainties as described in the Company's documents filed with the SEC, including its most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
Net sales	$232,819	$235,696	$448,857	$459,086
Cost of goods sold, buying and occupancy costs	165,769	168,563	321,920	327,706

Gross profit	67,050	67,133	126,937	131,380
Selling, general and administrative expenses	65,710	66,698	130,995	135,190

Operating income (loss)	1,340	435	(4,058)	(3,810)
Interest expense, net of interest income of $1, $7, $2, and $8, respectively	308	309	605	598

Income (loss) before income taxes	1,032	126	(4,663)	(4,408)
Provision for income taxes	87	272	108	409

Net income (loss)	$945	$(146)	$(4,771)	$(4,817)

Basic income (loss) per share	$0.01	$(0.00)	$(0.08)	$(0.08)

Diluted income (loss) per share	$0.01	$(0.00)	$(0.08)	$(0.08)

Weighted average shares outstanding:
Basic shares of common stock	63,461	63,174	63,369	63,079

Diluted shares of common stock	63,936	63,174	63,369	63,079

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
Comprehensive income (loss)	$1,023	$(60)	$(4,585)	$(4,669)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	July 30, 2016	January 30, 2016*	August 1, 2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,798	$61,432	$60,122
Restricted cash	—	—	1,509
Accounts receivable	37,394	8,208	12,682
Income taxes receivable	47	47	73
Inventories, net	83,585	87,777	85,896
Prepaid expenses	19,519	19,442	19,559
Other current assets	899	858	1,320

Total current assets	205,242	177,764	181,161
Property and equipment, net	89,315	88,831	86,882
Intangible assets	14,879	14,879	14,879
Deferred income taxes	—	—	6,421
Other assets	2,046	1,986	1,531

Total assets	$311,482	$283,460	$290,874

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$841	$841	$839
Accounts payable	75,553	82,225	81,453
Accrued expenses	55,549	52,424	48,750
Income taxes payable	109	239	564
Deferred income taxes	—	—	6,421

Total current liabilities	132,052	135,729	138,027
Long-term debt, net of current portion	11,905	12,326	12,738
Deferred rent	32,306	34,351	36,836
Other liabilities	43,933	7,283	7,034

Total liabilities	220,196	189,689	194,635
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,770, 65,479, and 65,356 shares issued and 64,770, 64,479, and 64,356 shares outstanding at July 30, 2016, January 30, 2016, and August 1, 2015, respectively	66	65	65
Additional paid-in capital	180,294	178,195	176,158
Retained deficit	(83,952)	(79,181)	(73,929)
Accumulated other comprehensive loss	(1,725)	(1,911)	(2,658)
Treasury stock at cost; 1,000 shares at July 30, 2016, January 30, 2016 and August 1, 2015	(3,397)	(3,397)	(3,397)

Total stockholders' equity	91,286	93,771	96,239

Total liabilities and stockholders' equity	$311,482	$283,460	$290,874

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended July 30, 2016	Six months ended August 1, 2015
Operating activities
Net loss	$(4,771)	$(4,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,326	12,333
Loss from impairment charges	—	232
Amortization of deferred financing costs	94	92
Share-based compensation expense	2,070	1,782
Changes in operating assets and liabilities:
Accounts receivable	(29,186)	(5,276)
Income taxes receivable	—	26
Inventories, net	4,192	7,895
Prepaid expenses	(77)	1,022
Accounts payable	(6,672)	(5,028)
Accrued expenses	2,578	(3,865)
Income taxes payable	(130)	(146)
Deferred rent	(2,045)	1,667
Other assets and liabilities	35,116	(86)

Net cash provided by operating activities	12,495	5,831

Investing activities
Capital expenditures	(9,235)	(13,993)

Net cash used in investing activities	(9,235)	(13,993)

Financing activities
Repayment of long-term debt	(500)	(500)
Payment of financing costs	—	(22)
Proceeds from exercise of stock options	120	16
Shares withheld for payment of employee payroll taxes	(91)	(247)
Principal payments on capital lease obligations	(423)	(256)

Net cash used in financing activities	(894)	(1,009)

Net increase (decrease) in cash and cash equivalents	2,366	(9,171)
Cash and cash equivalents at beginning of period	61,432	69,293

Cash and cash equivalents at end of period	$63,798	$60,122

Supplementary non-cash investing activities
Non-cash capital lease transactions	$2,575	$1,080

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

July 30, 2016

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing fashion that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of July 30, 2016, the Company operated 486 stores in 41 states.

        The condensed consolidated financial statements as of July 30, 2016 and August 1, 2015 and for the 13 weeks ("three months") and 26 weeks ("six months") ended July 30, 2016 and August 1, 2015 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 30, 2016 ("fiscal year 2015"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 14, 2016. The 52-week fiscal year ending January 28, 2017 is referred to herein as "fiscal year 2016." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

        The Company identifies its operating segments according to how its business activities are managed and evaluated. Its operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production process, distribution process, target customers and economic characteristics. All of the Company's revenues are generated in the United States. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating income (loss) or net loss in the prior year period presented.

        Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

        Certain totals that appear in this Quarterly Report on Form 10-Q may not equal the sum of the components due to rounding.

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

2. New Accounting Pronouncements (Continued)

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

        In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's financial position and results of operations but expects that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities on the condensed consolidated balance sheet.

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

3. Proprietary Credit Card

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"), which replaces the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement").

        Pursuant to the terms of the ADS Agreement, ADS will continue to have the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company will receive $40.0 million in signing bonuses. The signing bonuses are payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million will be received on January 10, 2017 and is included in "Accounts receivable" on the condensed consolidated balance sheet as of July 30, 2016. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which will be amortized on a straight-line basis over the 10-year term of the ADS Agreement. As of July 30, 2016, $35.0 million of deferred revenue is included

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

3. Proprietary Credit Card (Continued)

in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the condensed consolidated balance sheet. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. Included in "Net sales" on the condensed consolidated statements of operations for the three and six months ended July 30, 2016 is $2.5 million of revenue related to the signing bonus amortization and royalties described above.

4. Earnings (Loss) Per Share

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

	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
	(Amounts in thousands, except per share amounts)
Net income (loss)	$945	$(146)	$(4,771)	$(4,817)
Basic earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,461	63,174	63,369	63,079

Basic earnings (loss) per share	$0.01	$(0.00)	$(0.08)	$(0.08)

Diluted earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,461	63,174	63,369	63,079
Plus impact of share-based awards	475	—	—	—

Diluted shares of common stock	63,936	63,174	63,369	63,079

Diluted earnings (loss) per share	$0.01	$(0.00)	$(0.08)	$(0.08)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

4. Earnings (Loss) Per Share (Continued)

        The calculation of diluted earnings (loss) per share for the three and six months ended July 30, 2016 and August 1, 2015 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
	(Amounts in thousands)
Stock options	315	466	364	487
Stock appreciation rights(1)	6,320	5,330	6,403	5,442
Restricted stock and units	124	480	682	831

Total anti-dilutive shares	6,759	6,276	7,449	6,760

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

        The Company recorded share-based compensation expense in the amount of $1.0 million and $0.8 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and $2.1 million and $1.8 million for the six months ended July 30, 2016 and August 1, 2015.

        During the six months ended July 30, 2016, 45,615 shares of common stock were issued upon exercise of previously issued stock options and SARs.

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at July 30, 2016. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2018. The Company believes its relationship with its employees is good.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

6. Pension Plan (Continued)

contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
	(Amounts in thousands)
Service cost	$82	$29	$168	$171
Interest cost	92	76	172	160
Expected return on plan assets	(101)	(73)	(247)	(223)
Amortization of unrecognized losses	81	90	193	156
Amortization of prior service credit	(3)	(4)	(7)	(8)

Net periodic benefit cost	$151	$118	$279	$256

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income (loss) reported on the Company's condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of accumulated other comprehensive loss on the consolidated balance sheets and into selling, general, and administrative expenses on the Company's consolidated statements of operations for the three months ended July 30, 2016 and August 1, 2015 was approximately $78,000 and $86,000, respectively, and for the six months ended July 30, 2016 and August 1, 2015 was approximately $186,000 and $148,000, respectively. As of January 30, 2016, the Company reported a minimum pension liability of $2.1 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2011. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2011.

        At January 30, 2016, the Company reported a total liability for unrecognized tax benefits of $4.7 million, including interest and penalties. There have been no material changes during the six months ended July 30, 2016. Of the total $4.7 million of unrecognized tax benefits at January 30, 2016, approximately $1.1 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

7. Income Taxes (Continued)

more-likely-than-not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of July 30, 2016, the Company's valuation allowance against its deferred tax assets was $68.4 million.

8. Long-Term Debt and Credit Facilities

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of July 30, 2016, the Company had availability under its revolving credit facility of $46.3 million, net of letters of credit outstanding of $15.6 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $15.6 million, as of January 30, 2016, and availability of $35.7 million, net of letters of credit outstanding of $20.5 million, as of August 1, 2015. The $15.6 million in letters of credit outstanding at July 30, 2016 represents $1.4 million of trade letters of credit and $14.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

including restrictions on the Company's ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

        As of July 30, 2016, January 30, 2016, and August 1, 2015, the Company had $6.1 million, $3.9 million, and $3.0 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

9. Fair Value Measurements

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

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 30, 2016

(Unaudited)

9. Fair Value Measurements (Continued)

expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three months ended August 1, 2015, the Company recorded $0.2 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing fashion that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of July 30, 2016, the Company operated 486 stores in 41 states.

        The Company's overall strategy is to drive growth in each channel of its business, including New York & Company stores, New York & Company Outlet stores ("Outlets"), and its eCommerce store. During the second quarter of fiscal year 2016, the Company remained focused on the following strategic initiatives: (i) evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, and the Eva Mendes Collection; (ii) create a deeper emotional connection with its customer, acquire new private label credit card customers and grow its active customer database to drive traffic in all channels of the business; (iii) improve sales productivity and margins across each channel of the business; (iv) continue to evolve as an omni-channel retailer; and (v) implement its Go-To-Market process improvements to increase speed to market, delivering merchandise from concept to in-store faster.

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"), which replaces the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS continues to have the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company will receive $40.0 million in signing bonuses. The signing bonuses are payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million will be received on January 10, 2017. In addition, over the 10-year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales.

        Net sales for the three months ended July 30, 2016 were $232.8 million, as compared to $235.7 million for the three months ended August 1, 2015. Comparable store sales increased 0.3% for the three months ended July 30, 2016, as compared to an increase of 3.8% for the three months ended August 1, 2015. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store and private label credit card royalties and related revenue are included in comparable store sales.

        Net income for the three months ended July 30, 2016 was $0.9 million, or earnings of $0.01 per diluted share, as compared to a net loss of $0.1 million, or essentially breakeven per diluted share, for the three months ended August 1, 2015. Non-GAAP adjusted net income for the three months ended August 1, 2015 was $1.9 million, or earnings of $0.03 per diluted share, which excludes $2.0 million of non-operating charges. There were no non-operating charges recorded during the three months ended July 30, 2016. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the six months ended July 30, 2016 was $9.2 million, as compared to $14.0 million for the six months ended August 1, 2015, primarily reflecting the remodeling and refreshing of existing locations and continued investment in the Company's information technology infrastructure. During the six months ended July 30, 2016, the Company converted 50 New York & Company stores to Outlet stores, opened 1 New York & Company store, remodeled 2 New York & Company stores, and closed 5 stores, ending the second quarter with 486 stores, including 131 Outlet stores, and 2.5 million selling square feet in operation. Included in the New York & Company store count at July 30, 2016, are 16 "Side-by-Side" and 24 "Shop-in-Shop" New York & Company stores, which feature an adjoining or shop-in-shop Eva Mendes store, and 2 free-standing Eva Mendes boutiques.

        During the second quarter of fiscal year 2016, the Company completed the rollout of its new company-wide point-of-sale ("POS") system upgrade, which includes new cash registers, scanners and tablets. The Company expects the new POS system to improve store productivity, increase security levels across the Company's operating systems and further support omni-channel initiatives.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The second phase of Project Excellence was completed during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's Go-To-Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million, of which approximately $15 million was first recognized in fiscal year 2015, upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are being reinvested into the Company's strategic initiatives and longer term growth strategies as discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2016. Approximately $15 million of annual savings first recognized in fiscal year 2015 is a reduction of selling, general and administrative expenses, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of estimated annual savings from Project Excellence will be realized through reduced product costs of approximately $10 million and a reduction in buying expenses beginning in fiscal year 2016 and recognized throughout the year. During the three and six months ended July 30, 2016, the Company realized a reduction of $2.5 million and $4.1 million in product costs, respectively, as a result of Project Excellence.

        The Company's Go-To-Market process improvements identified through Project Excellence include, among other things, an improved product development calendar and the realignment and increased collaboration with the Company's key independent buying agents to reduce lead times and product cost. These changes, along with the implementation of a formalized "Fast Track" product development process, enables the Company to more effectively leverage runway and trend intelligence and, combined with improvements to the Company's logistics network, provide more rapid delivery of product from concept to in-store.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended July 30, 2016 and August 1, 2015:

As a % of net sales	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.2%	71.5%	71.7%	71.4%

Gross profit	28.8%	28.5%	28.3%	28.6%
Selling, general and administrative expenses	28.2%	28.3%	29.2%	29.4%

Operating income (loss)	0.6%	0.2%	(0.9)%	(0.8)%
Interest expense, net	0.2%	0.2%	0.2%	0.1%

Income (loss) before income taxes	0.4%	—%	(1.1)%	(0.9)%
Provision for income taxes	—%	0.1%	—%	0.1%

Net income (loss)	0.4%	(0.1)%	(1.1)%	(1.0)%

Selected operating data:	Three months ended July 30, 2016	Three months ended August 1, 2015	Six months ended July 30, 2016	Six months ended August 1, 2015
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	0.3%	3.8%	(0.9)%	2.9%
Net sales per average selling square foot(1)(4)	$93	$91	180	$177
Net sales per average store(2)(4)	$477	$468	$920	$913
Average selling square footage per store(3)	5,120	5,132	5,120	5,132

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

(4)
Effective first quarter of fiscal year 2016, the Company transitioned to a monthly average calculation from a two-point average calculation. Prior period metrics have been restated resulting in an immaterial impact.

	Three months ended July 30, 2016		Three months ended August 1, 2015		Six months ended July 30, 2016		Six months ended August 1, 2015
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	488	2,494,787	504	2,597,912	490	2,511,429	504	2,596,988
New stores	1	5,517	2	8,051	1	5,517	7	30,400
Closed stores	(3)	(12,359)	(2)	(8,587)	(5)	(28,791)	(7)	(26,671)
Net impact of remodeled stores on selling square feet	—	362	—	(10,662)	—	152	—	(14,003)

Stores open, end of period	486	2,488,307	504	2,586,714	486	2,488,307	504	2,586,714

Three Months Ended July 30, 2016 Compared to Three Months Ended August 1, 2015

        Net Sales.    Net sales for the three months ended July 30, 2016 were $232.8 million, as compared to $235.7 million for the three months ended August 1, 2015. Comparable store sales increased 0.3% for the three months ended July 30, 2016, as compared to an increase of 3.8% for the three months ended August 1, 2015. Included in comparable store sales for the three months ended July 30, 2016 are royalties and other revenue totaling $2.5 million recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction decreased by 0.1%, while the number of transactions per average store increased 0.2%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the three months ended July 30, 2016 was $67.1 million, or 28.8% of net sales, as compared to $67.1 million, or 28.5% of net sales, for the three months ended August 1, 2015. The increase in gross profit as a percentage of net sales for the three months ended July 30, 2016, as compared to the three months ended August 1, 2015, was due to a 90 basis point improvement in buying and occupancy costs, partially offset by a 60 basis point decrease in merchandise margin. The decrease in merchandise margin during the three months ended July 30, 2016, as compared to the three months ended August 1, 2015, is primarily due to an increase in markdowns and a $2.2 million increase in shipping costs associated with the growth in the Company's eCommerce business, partially offset by a $2.5 million reduction in product costs resulting from Project Excellence, and a $2.5 million benefit from the revenue recognized as a result of the ADS Agreement.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $65.7 million, or 28.2% of net sales, for the three months ended July 30, 2016, as compared to $66.7 million, or 28.3% of net sales, for the three months ended August 1, 2015. The decrease in selling, general, and administrative expenses during the three months ended July 30, 2016, as compared to the three months ended August 1, 2015, reflects a decrease in marketing expense and performance-based compensation expense, partially offset by increases in variable expenses associated with the growth in eCommerce sales. In addition, selling, general and administrative expenses for the three months ended August 1, 2015 included $2.0 million of non-operating charges consisting of $0.6 million in consulting fees incurred in connection with Project Excellence, $0.9 million of certain severance expenses, and $0.6 million of certain legal expenses and moving expenses related to the Company's corporate headquarters.

        Operating Income.    For the reasons discussed above, operating income for the three months ended July 30, 2016 was $1.3 million, as compared to operating income of $0.4 million for the three months ended August 1, 2015.

        Interest Expense, Net.    Net interest expense was $0.3 million for both the three months ended July 30, 2016 and August 1, 2015, primarily related to interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the three months ended July 30, 2016 was $0.1 million as compared to $0.3 million for the three months ended August 1, 2015.

        Net Income (Loss).    For the reasons discussed above, net income for the three months ended July 30, 2016 was $0.9 million, or earnings of $0.01 per diluted share, as compared to a net loss of $0.1 million, or essentially breakeven per diluted share, for the three months ended August 1, 2015.

Six Months Ended July 30, 2016 Compared to Six Months Ended August 1, 2015

        Net Sales.    Net sales for the six months ended July 30, 2016 decreased 2.2% to $448.9 million, as compared to $459.1 million for the six months ended August 1, 2015. Comparable store sales for the six months ended July 30, 2016 decreased 0.9%, as compared to an increase of 2.9% for the six months ended August 1, 2015. Included in comparable store sales for the six months ended July 30, 2016 are royalties and other revenue totaling $2.5 million recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction decreased by 1.7%, while the number of transactions per average store increased by 0.3%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the six months ended July 30, 2016 was $126.9 million, or 28.3% of net sales, as compared to $131.4 million, or 28.6% of net sales, for the six months ended August 1, 2015. The decrease in gross profit as a percentage of net sales during the six months ended July 30, 2016, as compared to the six months ended August 1, 2015, was due to an 80 basis point decrease in merchandise margin, partially offset by a 50 basis point improvement in buying and occupancy costs primarily reflecting a decrease in occupancy expenses. The decrease in merchandise margin during the six months ended July 30, 2016, as compared to the six months ended August 1, 2015, is primarily due to an increase in markdowns and a $4.5 million increase in shipping costs associated with the growth in the Company's eCommerce business, partially offset by a $4.1 million reduction in product costs resulting from Project Excellence, and a $2.5 million benefit from the revenue recognized as a result of the ADS Agreement.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $131.0 million, or 29.2% of net sales, for the six months ended July 30, 2016, as compared to $135.2 million, or 29.4% of net sales, for the six months ended August 1, 2015. The decrease in selling, general, and administrative expenses during the six months ended July 30, 2016, as compared to the six months ended August 1, 2015, reflects a decrease in marketing expense and performance-based compensation expense, partially offset by increases in variable expenses associated with the growth in eCommerce sales. In addition, selling, general and administrative expenses for the six months ended August 1, 2015 included $4.9 million of non-operating charges consisting of $3.0 million in consulting fees incurred in connection with Project Excellence, $1.6 million of certain severance expenses and $0.4 million of certain legal expenses, partially offset by a $0.1 million net reduction in moving expenses related to the Company's corporate headquarters.

        Operating Loss.    For the reasons discussed above, operating loss for the six months ended July 30, 2016 was $4.1 million, as compared to an operating loss of $3.8 million for the six months ended August 1, 2015.

        Interest Expense, Net.    Net interest expense was $0.6 million for both the six months ended July 30, 2016 and August 1, 2015, primarily related to interest on the Term Loan, described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the six months ended July 30, 2016 was $0.1 million, as compared to $0.4 million for the six months ended August 1, 2015.

        Net Loss.    For the reasons discussed above, net loss for both the six months ended July 30, 2016 and August 1, 2015 was $4.8 million, or a loss of $0.08 per diluted share.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP selling, general, and administrative expenses, operating income (loss), net income (loss) and earnings (loss) per diluted share for the three and six months ended August 1, 2015 is indicated below. There were no non-GAAP adjustments affecting comparability during the three and six months ended July 30, 2016. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges, as described below. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended August 1, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating income	Net (loss) income	(Loss) earnings per diluted share
GAAP as reported	$66,698	$435	$(146)	$(0.00)
Adjustments affecting comparability
Consulting expense—Project Excellence	572	572	572
Certain severance expenses	860	860	860
Moving expenses for new headquarters	197	197	197
Certain legal expenses	386	386	386

Total adjustments(1)	2,015	2,015	2,015	0.03

Non-GAAP as adjusted	$64,683	$2,450	$1,869	$0.03

	Six months ended August 1, 2015
(Amounts in thousands, except per share amounts)	Selling, general and administrative expenses	Operating (loss) income	Net (loss) income	(Loss) earnings per diluted share
GAAP as reported	$135,190	$(3,810)	$(4,817)	$(0.08)
Adjustments affecting comparability
Consulting expense—Project Excellence	3,028	3,028	3,028
Certain severance expenses	1,584	1,584	1,584
Net reduction of moving expenses for new headquarters	(116)	(116)	(116)
Certain legal expenses	386	386	386

Total adjustments(1)	4,882	4,882	4,882	0.08

Non-GAAP as adjusted	$130,308	$1,072	$65	$0.00

(1)
The tax effect of $2.0 million and $4.9 million of expenses, during the three and six months ended August 1, 2015, respectively, is offset by a full valuation allowance against deferred tax assets.

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

        The Company may also use cash to repurchase shares of its common stock. In July 2016, the Company announced that its board of directors had authorized the use of up to $5 million to repurchase the Company's common stock over a 12-month period. Repurchases will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans. The Company is not obligated to acquire any particular amount of common stock. Repurchases are dependent on a number of factors including market conditions for the Company's common stock.

        The following tables contain information regarding the Company's liquidity and capital resources:

	July 30, 2016	January 30, 2016	August 1, 2015
	(Amounts in thousands)
Cash and cash equivalents	$63,798	$61,432	$60,122
Working capital	$73,190	$42,035	$43,134

	Six months ended July 30, 2016	Six months ended August 1, 2015
	(Amounts in thousands)
Net cash provided by operating activities	$12,495	$5,831
Net cash used in investing activities	$(9,235)	$(13,993)
Net cash used in financing activities	$(894)	$(1,009)

Net increase (decrease) in cash and cash equivalents	$2,366	$(9,171)

Operating Activities

        Net cash provided by operating activities was $12.5 million for the six months ended July 30, 2016, as compared to $5.8 million for the six months ended August 1, 2015. The increase in net cash provided by operating activities during the six months ended July 30, 2016, as compared to the six months ended August 1, 2015, is primarily the result of a $17.5 million payment received in July 2016 in connection with the ADS Agreement, partially offset by fluctuations in other operating assets and liabilities. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. Included in the net loss for the six months ended August 1, 2015 is $4.9 million of non-operating charges, as described in the "Results of Operations" section above. There were no non-operating charges recorded during the six months ended July 30, 2016.

Investing Activities

        Net cash used in investing activities was $9.2 million for the six months ended July 30, 2016, as compared to $14.0 million for the six months ended August 1, 2015. The decrease in capital spending during the six months ended July 30, 2016, as compared to the six months ended August 1, 2015, primarily reflects a shift in certain planned expenditures for real estate and information technology projects to later in fiscal year 2016. Net cash used in investing activities during the six months ended July 30, 2016 represents capital expenditures of $6.1 million for store-related projects and $3.1 million related to the Company's information technology infrastructure. During the six months ended July 30, 2016, the Company converted 50 New York & Company stores to Outlet stores, opened 1 New York & Company store, remodeled 2 New York & Company stores, and closed 5 stores, ending the second quarter with 486 stores, including 131 Outlet stores, and 2.5 million selling square feet in operation. Included in the New York & Company store count at July 30, 2016, are 16 "Side-by-Side" and 24 "Shop-in-Shop" New York & Company stores, which feature an adjoining or shop-in-shop Eva Mendes store, and 2 free-standing Eva Mendes boutiques.

        Net cash used in investing activities during the six months ended August 1, 2015 represents capital expenditures of $9.5 million related to the opening of two New York & Company stores and five Outlet stores, the conversion of nine New York & Company stores to Outlet stores, and the remodeling of six existing stores, as well as approximately $4.5 million related to the Company's continued investment in its information technology infrastructure, primarily relating to its omni-channel strategy.

        For fiscal year 2016, capital expenditures are expected to range between $20 million and $22 million. In total, fiscal year 2016 capital expenditures reflect continued investments in the Company's information technology infrastructure, including its eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling and refreshing existing locations. During the remainder of fiscal year 2016, the Company expects to open 1 new New York & Company store, and close between 23 and 28 stores, ending the fiscal year with between 459 and 464 stores, including approximately 125 Outlet stores.

        As of July 30, 2016, approximately 27% of the Company's store leases could be terminated by the Company within one year or less.

Financing Activities

        Net cash used in financing activities for the six months ended July 30, 2016 was $0.9 million consisting of $0.5 million in quarterly amortization payments of the Term Loan, $0.4 million of principal payments on capital lease obligations, and $0.1 million of employee payroll taxes for which shares were withheld, partially offset by $0.1 million of proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended August 1, 2015 consisted primarily of $0.5 million in quarterly amortization payments of the Term Loan, $0.2 million of employee payroll taxes for which shares were withheld, and $0.3 million of principal payments on capital lease obligations.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of July 30, 2016, the Company had availability under its revolving credit facility of $46.3 million, net of letters of credit outstanding of $15.6 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $15.6 million, as of January 30, 2016, and availability of $35.7 million, net of letters of credit outstanding of $20.5 million, as of August 1, 2015. The $15.6 million in letters of credit outstanding at July 30, 2016 represents $1.4 million of trade letters of credit and $14.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of July 30, 2016, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Second Amended and Restated Private Label Credit Card Program Agreement By and Among Comenity Bank and New York & Company, Inc., and Lerner New York, Inc., and Nevada Receivable Factoring, Inc. dated as of July 14, 2016 (confidential treatment has been requested for portions of this agreement).
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2016.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2016.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 31, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 31, 2016