Form 10-Q
period 2016-10-29
New York & Company, Inc.
filed 2016-12-07
CIK 1211351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 29, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 1‑32315

NEW YORK & COMPANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	33‑1031445 (I.R.S. Employer Identification No.)
330 West 34th Street 9th Floor New York, New York 10001 (Address of Principal Executive Offices, including Zip Code)	(212) 884‑2000 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of November 30, 2016, the registrant had 64,447,073 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Quarterly Report on Form 10‑Q includes forward‑looking statements. Certain matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10‑Q are forward‑looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) market conditions impacting the Company’s stock; (ii) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (iii) changes in the cost of raw materials, distribution services or labor; (iv) the potential for current economic conditions to negatively impact the Company’s merchandise vendors and their ability to deliver products; (v) the Company’s ability to open and operate stores successfully; (vi) the Company’s ability to fully recognize the potential savings identified through Project Excellence; (vii) seasonal fluctuations in the Company’s business; (viii) the Company’s ability to anticipate and respond to fashion trends; (ix) the Company’s dependence on mall traffic for a large portion of its sales; (x) competition in the Company’s market, including promotional and pricing competition; (xi) the Company’s ability to retain, recruit and train key personnel; (xii) the Company’s reliance on third parties to manage some aspects of its business; (xiii) the Company’s reliance on foreign sources of production; (xiv) the Company’s ability to protect its trademarks and other intellectual property rights; (xv) the Company’s ability to maintain, and its reliance on, its information technology infrastructure; (xvi) the effects of government regulation; (xvii) the control of the Company by its sponsors and any potential change of ownership of those sponsors; (xviii) the credit worthiness of the Company’s contractual counterparties; and (xix) other risks and uncertainties as described in the Company’s documents filed with the SEC, including its most recent Annual Report on Form 10‑K and subsequent Quarterly Reports on Form 10‑Q.

The Company undertakes no obligation to revise the forward‑looking statements included in this Quarterly Report on Form 10‑Q to reflect any future events or circumstances. The Company’s actual results, performance or achievements could differ materially from the results expressed or implied by these forward‑looking statements.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(Amounts in thousands, except per share amounts)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$213,901	$219,750	$662,758	$678,836
Cost of goods sold, buying and occupancy costs	149,917	156,055	471,837	483,761
Gross profit	63,984	63,695	190,921	195,075
Selling, general and administrative expenses	66,087	68,612	197,082	203,802
Operating loss	(2,103)	(4,917)	(6,161)	(8,727)
Interest expense, net of interest income of $1, $1, $3, and $9, respectively	320	325	925	923
Loss before income taxes	(2,423)	(5,242)	(7,086)	(9,650)
Provision for income taxes	109	94	217	503
Net loss	$(2,532)	$(5,336)	$(7,303)	$(10,153)
Basic loss per share	$(0.04)	$(0.08)	$(0.12)	$(0.16)
Diluted loss per share	$(0.04)	$(0.08)	$(0.12)	$(0.16)
Weighted average shares outstanding:
Basic shares of common stock	63,459	63,224	63,399	63,127
Diluted shares of common stock	63,459	63,224	63,399	63,127

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(Amounts in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Comprehensive loss	$(2,440)	$(5,161)	$(7,025)	$(9,830)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	October 29,	January 30,	October 31,
(Amounts in thousands, except per share amounts)	2016	2016*	2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,012	$61,432	$44,980
Restricted cash	—	—	1,509
Accounts receivable	37,076	8,208	12,630
Income taxes receivable	47	47	73
Inventories, net	123,819	87,777	129,006
Prepaid expenses	18,790	19,442	19,669
Other current assets	1,226	858	1,335
Total current assets	234,970	177,764	209,202
Property and equipment, net	88,703	88,831	87,412
Intangible assets	14,879	14,879	14,879
Deferred income taxes	—	—	6,316
Other assets	2,026	1,986	1,505
Total assets	$340,578	$283,460	$319,314
Liabilities and stockholders’ equity
Current liabilities:
Current portion-long-term debt	$841	$841	$840
Accounts payable	109,586	82,225	107,139
Accrued expenses	54,584	52,424	54,871
Income taxes payable	149	239	599
Deferred income taxes	—	—	6,316
Total current liabilities	165,160	135,729	169,765
Long-term debt, net of current portion	11,695	12,326	12,537
Deferred rent	31,211	34,351	37,791
Other liabilities	44,145	7,283	6,996
Total liabilities	252,211	189,689	227,089
Stockholders’ equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,773, 65,479 and 65,478 shares issued and 64,351, 64,479 and 64,478 shares outstanding at October 29, 2016, January 30, 2016 and October 31, 2015, respectively	66	65	65
Additional paid-in capital	180,717	178,195	177,305
Retained deficit	(86,484)	(79,181)	(79,265)
Accumulated other comprehensive loss	(1,633)	(1,911)	(2,483)
Treasury stock at cost; 1,423, 1,000 and 1,000 shares at October 29, 2016, January 30, 2016 and October 31, 2015, respectively	(4,299)	(3,397)	(3,397)
Total stockholders’ equity	88,367	93,771	92,225
Total liabilities and stockholders’ equity	$340,578	$283,460	$319,314

*Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
(Amounts in thousands)	October 29, 2016	October 31, 2015
Operating activities
Net loss	$(7,303)	$(10,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,291	18,590
Loss from impairment charges	271	287
Amortization of deferred financing costs	142	154
Share-based compensation expense	2,720	2,948
Changes in operating assets and liabilities:
Accounts receivable	(28,868)	(5,224)
Income taxes receivable	—	26
Inventories, net	(36,042)	(35,215)
Prepaid expenses	652	912
Accounts payable	27,361	20,658
Accrued expenses	1,330	2,256
Income taxes payable	(90)	(111)
Deferred rent	(3,140)	2,622
Other assets and liabilities	34,199	198
Net cash provided by (used in) operating activities	8,523	(2,052)
Investing activities
Capital expenditures	(13,332)	(20,835)
Insurance recoveries	—	146
Net cash used in investing activities	(13,332)	(20,689)
Financing activities
Repayment of long-term debt	(750)	(750)
Payment of financing costs	—	(161)
Purchase of treasury stock	(909)	—
Proceeds from exercise of stock options	120	16
Shares withheld for payment of employee payroll taxes	(312)	(267)
Principal payment on capital lease obligations	(760)	(410)
Net cash used in financing activities	(2,611)	(1,572)
Net decrease in cash and cash equivalents	(7,420)	(24,313)
Cash and cash equivalents at beginning of period	61,432	69,293
Cash and cash equivalents at end of period	$54,012	$44,980
Supplementary non-cash investing activities
Non-cash capital lease transactions	$4,102	$1,080

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 29, 2016

(Unaudited)

1. Organization and Basis of Presentation

New York & Company, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of women’s fashion apparel and accessories, and the modern wear-to-work destination for women, providing fashion that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company’s merchandise are fashion‑conscious, value‑sensitive women between the ages of 25 and 45. As of October 29, 2016, the Company operated 483 stores in 41 states.

The condensed consolidated financial statements as of October 29, 2016 and October 31, 2015 and for the 13 weeks (“three months”) and 39 weeks (“nine months”) ended October 29, 2016 and October 31, 2015 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52‑week fiscal year ended January 30, 2016 (“fiscal year 2015”), which were filed with the Company’s Annual Report on Form 10-K with the SEC on April 14, 2016. The 52‑week fiscal year ending January 28, 2017 is referred to herein as “fiscal year 2016.” The Company’s fiscal year is a 52‑ or 53‑week year that ends on the Saturday closest to January 31.

The Company identifies its operating segments according to how its business activities are managed and evaluated. Its operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, production process, distribution process, target customers and economic characteristics. All of the Company’s revenues are generated in the United States. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating loss or net loss in the prior year period presented.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain totals that appear in this Quarterly Report on Form 10-Q may not equal the sum of the components due to rounding.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers” (“ASU 2014‑09”), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ (“ASC”) Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The standard may be applied retrospectively to each prior period presented or retrospectively with the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2016

(Unaudited)

cumulative effect recognized as of the date of adoption. The Company is evaluating the new standard and its impact on the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company’s financial position and results of operations but expects that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities on the condensed consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification within the statement of cash flows for certain components of share-based awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses how certain cash receipts and cash payments are classified in the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s financial position or results of operations.

3. Proprietary Credit Card

On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation (“ADS”), which replaces the existing agreement with ADS and has a term through April 30, 2026 (the “ADS Agreement”).

Pursuant to the terms of the ADS Agreement, ADS will continue to have the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company will receive $40.0 million in signing bonuses. The signing bonuses are payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million will be received on January 10, 2017 and is included in “Accounts receivable” on the condensed consolidated balance sheet as of October 29, 2016. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which will be amortized on a straight-line basis over the 10-year term of the ADS Agreement. As of October 29, 2016, $34.0 million of deferred revenue is included in “Other liabilities” and $4.0 million of deferred revenue is included in “Accrued expenses” on the condensed consolidated balance sheet. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. Included in “Net sales” on the condensed consolidated statements of operations for the three and nine months ended October 29, 2016 is $3.1 million and $5.6 million of revenue, respectively, related to the signing bonus amortization and royalties described above.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2016

(Unaudited)

4. Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti‑dilutive, diluted earnings (loss) per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share‑based awards calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(Amounts in thousands, except per share amounts)
Net loss	$(2,532)	$(5,336)	$(7,303)	$(10,153)
Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	63,459	63,224	63,399	63,127
Basic loss per share	$(0.04)	$(0.08)	$(0.12)	$(0.16)
Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	63,459	63,224	63,399	63,127
Plus impact of share-based awards	—	—	—	—
Diluted shares of common stock	63,459	63,224	63,399	63,127
Diluted loss per share	$(0.04)	$(0.08)	$(0.12)	$(0.16)

The calculation of diluted loss per share for the three and nine months ended October 29, 2016 and October 31, 2015 excludes the share‑based awards listed in the following table due to their anti‑dilutive effect as determined under the treasury stock method:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(Amounts in thousands)
Stock options	310	454	346	476
Stock appreciation rights(1)	7,380	6,767	6,729	5,883
Restricted stock and units	605	422	656	695
Total anti-dilutive shares	8,295	7,643	7,731	7,054

(1)

Each stock appreciation right (“SAR”) referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

5. Share‑Based Compensation

The Company accounts for all share‑based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share‑based payment transactions be treated as compensation and recognized in the consolidated financial statements.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2016

(Unaudited)

The Company recorded share-based compensation expense in the amount of $0.7 million and $1.2 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $2.7 million and $2.9 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.

During the nine months ended October 29, 2016, 45,615 shares of common stock were issued upon exercise of previously issued stock options and SARs.

6. Pension Plan

The Company sponsors a single employer defined benefit pension plan (“plan”) covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company’s workforce at October 29, 2016. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL‑CIO is in effect through August 31, 2018. The Company believes its relationship with its employees is good.

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

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(Amounts in thousands)
Service cost	$84	$86	$252	$257
Interest cost	86	80	258	240
Expected return on plan assets	(122)	(213)	(369)	(436)
Amortization of unrecognized losses	96	178	289	334
Amortization of prior service credit	(4)	(3)	(11)	(11)
Net periodic benefit cost	$140	$128	$419	$384

In accordance with FASB ASC Topic 220, “Comprehensive Income,” comprehensive income (loss) reported on the Company’s condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company’s minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and into “Selling, general, and administrative expenses” on the Company’s condensed consolidated statements of operations for the three months ended October 29, 2016 and October 31, 2015 was approximately $92,000 and $175,000, respectively, and for the nine months ended October 29, 2016 and October 31, 2015 was approximately $278,000 and $323,000, respectively. As of January 30, 2016, the Company reported a minimum pension liability of $2.1 million due to the underfunded status of the plan. The minimum pension liability is reported in “Other liabilities” on the condensed consolidated balance sheets.

7. Income Taxes

The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2012.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2016

(Unaudited)

With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2011.

At January 30, 2016, the Company reported a total liability for unrecognized tax benefits of $4.7 million, including interest and penalties. There have been no material changes during the nine months ended October 29, 2016. Of the total $4.7 million of unrecognized tax benefits at January 30, 2016, approximately $1.1 million, if recognized, would impact the Company’s effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more‑likely‑than‑not standard under ASC Topic 740, “Income Taxes,” the valuation allowance would be reversed accordingly in the period that such determination is made. As of October 29, 2016, the Company’s valuation allowance against its deferred tax assets was $69.4 million.

8. Long‑Term Debt and Credit Facilities

On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC (f.k.a. Lerner New York Outlet, Inc.), wholly-owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries.

The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the “Term Loan”). The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters at 330 West 34th Street, New York, New York and for general corporate purposes.

Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company’s option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company’s Average Compliance Excess Availability. The Company pays to the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company’s Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

The maximum borrowing availability under the Company’s revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of October 29, 2016, the Company had availability under its revolving credit facility of $54.3 million, net of letters of credit outstanding of $15.7 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $15.6 million, as of January 30, 2016, and availability of $51.2 million, net of letters of credit outstanding of $20.3 million, as of October 31, 2015. The $15.7 million in letters of credit outstanding at October 29, 2016 represents

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2016

(Unaudited)

$1.4 million of trade letters of credit and $14.2 million of standby letters of credit primarily related to the Company’s new corporate headquarters and certain insurance contracts.

Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company’s ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company’s obligations under the Loan Agreement. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the obligations under the Loan Agreement, and such guarantees are joint and several.

As of October 29, 2016, January 30, 2016, and October 31, 2015, the Company had $7.3 million, $3.9 million, and $2.8 million of capital lease obligations outstanding, respectively. The Company’s capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

9. Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”). ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheets for cash and cash equivalents, restricted cash, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying amount of long-term debt on the balance sheets approximates its fair value due to the variable interest rate it carries.

The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, “Property, Plant and Equipment.” Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store’s assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 29, 2016

(Unaudited)

of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three months ended October 29, 2016 and October 31, 2015, the Company recorded $0.3 million and $0.1 million, respectively, and $0.3 million and $0.3 million during the nine months ended October 29, 2016 and October 31, 2015, respectively, of non-cash impairment charges related to underperforming store assets in “Selling, general and administrative expenses” on the Company’s condensed consolidated statement of operations.

10. Share Repurchases

Effective July 14, 2016, the Company’s board of directors authorized the repurchase of up to $5 million of the Company’s common stock over the subsequent 12 months, as described in the Company’s press release issued on July 14, 2016. Repurchases will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock.

During the three months ended October 29, 2016, the Company repurchased 422,720 shares of its common stock for a total cost of approximately $1.0 million, including commission.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Overview

New York & Company, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of women’s fashion apparel and accessories, and the modern wear‑to‑work destination for women, providing fashion that is feminine, polished, on‑trend and versatile. New York & Company, Inc. helps its customers feel confident, put‑together, attractive and stylish by providing affordable fashion. The Company’s proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company’s merchandise are fashion‑conscious, value‑sensitive women between the ages of 25 and 45. As of October 29, 2016, the Company operated 483 stores in 41 states.

The Company’s overall strategy is to drive growth in each channel of its business, including New York & Company stores, New York & Company Outlet stores (“Outlets”), and its eCommerce store. During the third quarter of fiscal year 2016, the Company remained focused on the following strategic initiatives: (i) evolve as a broader lifestyle brand through the growth of the Company’s sub‑brand strategy, including 7th Avenue Design Studio, Soho Jeans featuring Jennifer Hudson, and the Eva Mendes Collection; (ii) create a deeper emotional connection with its customer, acquire new private label credit card customers and grow its active customer database to drive traffic in all channels of the business; (iii) improve sales productivity and margins across each channel of the business; (iv) continue to evolve as an omni‑channel retailer; and (v) implement its Go‑To‑Market process improvements to increase speed to market, delivering merchandise from concept to in‑store faster.

On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation (“ADS”), which replaces the existing agreement with ADS and has a term through April 30, 2026 (the “ADS Agreement”). Pursuant to the terms of the ADS Agreement, ADS continues to have the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company will receive $40.0 million in signing bonuses. The signing bonuses are payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million will be received on January 10, 2017. In addition, over the 10‑year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales.

Net sales for the three months ended October 29, 2016 were $213.9 million, as compared to $219.8 million for the three months ended October 31, 2015. Comparable store sales decreased 0.7% for the three months ended October 29, 2016, as compared to an increase of 4.9% for the three months ended October 31, 2015. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store’s opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company’s eCommerce store and private label credit card royalties and related revenue are included in comparable store sales.

Net loss for the three months ended October 29, 2016 was $2.5 million, or a loss of $0.04 per diluted share, as compared to a net loss of $5.3 million, or a loss of $0.08 per diluted share, for the three months ended October 31, 2015. On a non-GAAP basis, adjusted net loss for the three months ended October 29, 2016 was $3.0 million, or a loss of $0.05 per diluted share, which excludes a $0.5 million non-operating legal accrual reversal. This compares to non‑GAAP adjusted net loss for the three months ended October 31, 2015 of $3.0 million, or a loss of $0.05 per diluted share, which excludes $2.3 million of non‑operating charges. Please refer to the “Results of Operations” and “Reconciliation of GAAP to non‑GAAP Financial Measures” sections below for a further discussion of the Company’s operating results.

Capital spending for the nine months ended October 29, 2016 was $13.3 million, as compared to $20.8 million for the nine months ended October 31, 2015, primarily reflecting the remodeling/refreshing of existing locations and continued investment in the Company’s information technology infrastructure. During the nine months ended October 29, 2016, the Company converted 50 New York & Company stores to Outlet stores, opened 2 New York & Company stores, remodeled/refreshed 20 existing stores, and closed 9 stores, ending the third quarter with 483 stores, including 130 Outlet stores, and 2.5 million selling square feet in operation. Included in the New York & Company store count at

October 29, 2016, are 18 “Side‑by‑Side” and 24 “Shop‑in‑Shop” New York & Company stores, which feature an adjoining or shop‑in‑shop Eva Mendes store, and 2 free‑standing Eva Mendes boutiques.

As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as reduce the Company’s overall cost structure. The Company refers to this business re‑engineering program as “Project Excellence.” The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The second phase of Project Excellence was completed during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company’s Go‑To‑Market strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million, of which approximately $15 million was first recognized in fiscal year 2015, upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are being reinvested into the Company’s strategic initiatives and longer term growth strategies as discussed in “Item 1. Business” of the Company’s Annual Report on Form 10‑K filed with the SEC on April 14, 2016. Approximately $15 million of annual savings first recognized in fiscal year 2015 is a reduction of selling, general and administrative expenses, mitigating inflationary increases in certain fixed costs and an increase in variable expenses to support the growth in eCommerce and Outlet stores. The remaining $15 million of estimated annual savings from Project Excellence will be realized through reduced product costs of approximately $10 million and a reduction in buying expenses beginning in fiscal year 2016 and recognized throughout the year. During the three and nine months ended October 29, 2016, the Company realized a reduction of $2.1 million and $6.2 million in product costs, respectively, as a result of Project Excellence.

The Company’s Go‑To‑Market process improvements identified through Project Excellence include, among other things, an improved product development calendar and the realignment and increased collaboration with the Company’s key independent buying agents to reduce lead times and product cost. These changes, along with the implementation of a formalized “Fast Track” product development process, enables the Company to more effectively leverage runway and trend intelligence and, combined with improvements to the Company’s logistics network, provide more rapid delivery of product from concept to in‑store.

The Company views the retail apparel market as having two principal selling seasons: spring (first and second fiscal quarters) and fall (third and fourth fiscal quarters). The Company’s business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its operating income typically realized during its fourth quarter. Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company’s financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth fiscal quarter and prior to the Easter and Mother’s Day holidays toward the latter part of the first fiscal quarter and beginning of the second fiscal quarter.

Results of Operations

The following tables summarize the Company’s results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 29, 2016 and October 31, 2015:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(As a % of net sales)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.1%	71.0%	71.2%	71.3%
Gross profit	29.9%	29.0%	28.8%	28.7%
Selling, general and administrative expenses	30.9%	31.2%	29.7%	30.0%
Operating loss	(1.0)%	(2.2)%	(0.9)%	(1.3)%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Loss before income taxes	(1.1)%	(2.3)%	(1.0)%	(1.4)%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(1.2)%	(2.4)%	(1.1)%	(1.5)%

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Selected operating data:	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(0.7)%	4.9%	(0.9)%	3.5%
Net sales per average selling square foot(1)(4)	$86	$85	$266	$262
Net sales per average store(2)(4)	$442	$434	$1,361	$1,347
Average selling square footage per store(3)	5,113	5,117	5,113	5,117

(1)	Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.
(2)	Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.
(3)	Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.
(4)

Effective first quarter of fiscal year 2016, the Company transitioned to a monthly average calculation from a two‑point average calculation. Prior period metrics have been restated resulting in an immaterial impact.

	Three months		Three months		Nine months		Nine months
	ended		ended		ended		ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
Store count and selling	Store	Selling	Store	Selling	Store	Selling	Store	Selling
square feet:	Count	Square Feet	Count	Square Feet	Count	Square Feet	Count	Square Feet
Stores open, beginning of period	486	2,488,307	504	2,586,714	490	2,511,429	504	2,596,988
New stores	1	5,019	5	20,238	2	10,536	12	50,638
Closed stores	(4)	(23,783)	(1)	(6,000)	(9)	(52,574)	(8)	(32,671)
Net impact of remodeled stores on selling square feet	—	—	—	(1,579)	—	152	—	(15,582)
Stores open, end of period	483	2,469,543	508	2,599,373	483	2,469,543	508	2,599,373

Three Months Ended October 29, 2016 Compared to Three Months Ended October 31, 2015

Net Sales.  Net sales for the three months ended October 29, 2016 were $213.9 million, as compared to $219.8 million for the three months ended October 31, 2015. Comparable store sales decreased 0.7% for the three months ended October 29, 2016, as compared to an increase of 4.9% for the three months ended October 31, 2015. Included in comparable store sales for the three months ended October 29, 2016 are royalties and other revenue totaling $3.1 million recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction increased by 0.2%, while the number of transactions per average store decreased 1.0%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, “Proprietary Credit Card” in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

Gross Profit.  Gross profit for the three months ended October 29, 2016 was $64.0 million, or 29.9% of net sales, as compared to $63.7 million, or 29.0% of net sales, for the three months ended October 31, 2015. The increase in gross profit as a percentage of net sales for the three months ended October 29, 2016, as compared to the three months ended October 31, 2015, reflects a 110 basis point increase in merchandise margin, partially offset by a 20 basis point decline in the leverage of buying and occupancy costs. The increase in merchandise margin during the three months ended October 29, 2016, as compared to the three months ended October 31, 2015, is primarily due to a $3.1 million benefit from the revenue recognized as a result of the ADS Agreement and a $2.1 million reduction in product costs from Project Excellence, partially offset by a $1.3 million increase in shipping costs associated with the growth in the Company’s eCommerce business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $66.1 million, or 30.9% of net sales, for the three months ended October 29, 2016, as compared to $68.6 million, or 31.2% of net sales, for the three months ended October 31, 2015. The decrease in selling, general, and administrative expenses during the three months ended October 29, 2016, as compared to the three months ended October 31, 2015, reflects a reduction in performance-based compensation expense and the elimination of the non-operating charges incurred in the prior year’s third quarter, partially offset by increased variable expenses associated with the growth in eCommerce sales and an increase in marketing expense due to the elimination of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty payments under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles. In addition, selling, general and administrative expenses for the three months ended October 29, 2016 included a $0.5 million non-operating benefit from the reduction of a legal accrual. Selling, general and administrative expenses for the three months ended October 31, 2015 included $2.3 million of non-operating charges, primarily consisting of $2.2 million of legal expenses related to the settlement of a wage and hour class action lawsuit in the state of California and $0.1 million in consulting fees incurred in connection with Project Excellence.

Operating Loss.  For the reasons discussed above, operating loss for the three months ended October 29, 2016 was $2.1 million, as compared to an operating loss of $4.9 million for the three months ended October 31, 2015.

Interest Expense, Net.  Net interest expense was $0.3 million for both the three months ended October 29, 2016 and October 31, 2015, primarily related to interest on a $15.0 million, 5‑year term loan (the “Term Loan”), described further in the “Long‑Term Debt and Credit Facilities” section below.

Provision for Income Taxes.  As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for both the three months ended October 29, 2016 and October 31, 2015 was $0.1 million.

Net Loss.  For the reasons discussed above, net loss for the three months ended October 29, 2016 was $2.5 million, or a loss of $0.04 per diluted share, as compared to a net loss of $5.3 million, or a loss of $0.08 per diluted share, for the three months ended October 31, 2015.

Nine Months Ended October 29, 2016 Compared to Nine Months Ended October 31, 2015

Net Sales.  Net sales for the nine months ended October 29, 2016 were $662.8 million, as compared to $678.8 million for the nine months ended October 31, 2015. Comparable store sales for the nine months ended October 29, 2016 decreased 0.9%, as compared to an increase of 3.5% for the nine months ended October 31, 2015. Included in comparable store sales for the nine months ended October 29, 2016 are royalties and other revenue totaling $5.6 million recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction decreased by 1.1%, while the number of transactions per average store was flat, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, “Proprietary Credit Card” in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

Gross Profit.  Gross profit for the nine months ended October 29, 2016 was $190.9 million, or 28.8% of net sales, as compared to $195.1 million, or 28.7% of net sales, for the nine months ended October 31, 2015. The slight increase in gross profit as a percentage of net sales during the nine months ended October 29, 2016, as compared to the nine months ended October 31, 2015, was due to a 30 basis point improvement in buying and occupancy costs primarily reflecting a decrease in occupancy expenses, partially offset by a 20 basis point decrease in merchandise margin. The decrease in merchandise margin during the nine months ended October 29, 2016, as compared to the nine months ended October 31, 2015, is primarily due to an increase in markdowns and shipping costs associated with the growth in the Company’s eCommerce business, partially offset by a $6.2 million reduction in product costs resulting from Project Excellence and a $5.6 million benefit from the revenue recognized as a result of the ADS Agreement.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $197.1 million, or 29.7% of net sales, for the nine months ended October 29, 2016, as compared to $203.8 million, or 30.0% of net sales, for the nine months ended October 31, 2015. The decrease in selling, general, and administrative expenses during the nine months ended October 29, 2016, as compared to the nine months ended October 31, 2015, reflects a decrease in marketing expense and performance‑based compensation expense and the elimination of the non-operating charges incurred in the prior year period, partially offset by increased variable expenses associated with the growth in eCommerce sales and the elimination of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty payments under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles. In addition, selling, general and administrative expenses for the nine months ended October 29, 2016 included a $0.5 million non-operating benefit from the reduction of a legal accrual. The nine months ended October 31, 2015 included $7.2 million of non‑operating charges consisting of $3.1 million in consulting fees incurred in connection with Project Excellence, $1.6 million of certain severance expenses and $2.6 million of certain legal expenses, partially offset by a $0.1 million net reduction in moving expenses related to the Company’s corporate headquarters.

Operating Loss.  For the reasons discussed above, operating loss for the nine months ended October 29, 2016 was $6.2 million, as compared to an operating loss of $8.7 million for the nine months ended October 31, 2015.

Interest Expense, Net.  Net interest expense was $0.9 million for both the nine months ended October 29, 2016 and October 31, 2015, primarily related to interest on the Term Loan, described further in the “Long‑Term Debt and Credit Facilities” section below.

Provision for Income Taxes.  As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the nine months ended October 29, 2016 was $0.2 million, as compared to $0.5 million for the nine months ended October 31, 2015.

Net Loss.  For the reasons discussed above, net loss for the nine months ended October 29, 2016 was $7.3 million, or a loss of $0.12 per diluted share, as compared to a net loss of $10.2 million, or a loss of $0.16 per diluted share, for the nine months ended October 31, 2015.

Reconciliation of GAAP to Non‑GAAP Financial Measures

A reconciliation of the Company’s GAAP to non‑GAAP selling, general, and administrative expenses, operating loss, net loss and loss per diluted share for the three and nine months ended October 29, 2016 and October 31, 2015 is indicated below. This information reflects, on a non‑GAAP basis, the Company’s adjusted operating results after excluding certain non‑operating charges, as described below. This non‑GAAP financial information is provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes the non‑GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company’s continuing operating results. The non‑GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended October 29, 2016
	Selling,
	general and
	administrative	Operating		Loss per
(Amounts in thousands, except per share amounts)	expenses	loss	Net loss	diluted share
GAAP as reported	$66,087	$(2,103)	$(2,532)	$(0.04)
Adjustments affecting comparability:
Legal accrual reduction	(473)	(473)	(473)
Total adjustments(1)	(473)	(473)	(473)	(0.01)
Non-GAAP as adjusted	$66,560	$(2,576)	$(3,005)	$(0.05)

	Three months ended October 31, 2015
	Selling,
	general and
	administrative	Operating		Loss per
(Amounts in thousands, except per share amounts)	expenses	loss	Net loss	diluted share
GAAP as reported	$68,612	$(4,917)	$(5,336)	$(0.08)
Adjustments affecting comparability:
Consulting expense-Project Excellence	77	77	77
Net reduction of certain severance expenses	(7)	(7)	(7)
Moving expenses for new headquarters	12	12	12
Legal expense	2,211	2,211	2,211
Total adjustments(1)	2,293	2,293	2,293	0.03
Non-GAAP as adjusted	$66,319	$(2,624)	$(3,043)	$(0.05)

	Nine months ended October 29, 2016
	Selling,
	general and
	administrative	Operating		Loss per
(Amounts in thousands, except per share amounts)	expenses	loss	Net loss	diluted share
GAAP as reported	$197,082	$(6,161)	$(7,303)	$(0.12)
Adjustments affecting comparability:
Legal accrual reduction	(473)	(473)	(473)
Total adjustments(1)	(473)	(473)	(473)	—
Non-GAAP as adjusted	$197,555	$(6,634)	$(7,776)	$(0.12)

	Nine months ended October 31, 2015
	Selling,
	general and
	administrative	Operating		Loss per
(Amounts in thousands, except per share amounts)	expenses	loss	Net loss	diluted share
GAAP as reported	$203,802	$(8,727)	$(10,153)	$(0.16)
Adjustments affecting comparability:
Consulting expense-Project Excellence	3,105	3,105	3,105
Certain severance expenses	1,577	1,577	1,577
Net reduction of moving expenses for new headquarters	(104)	(104)	(104)
Legal expense	2,597	2,597	2,597
Total adjustments(1)	7,175	7,175	7,175	0.11
Non-GAAP as adjusted	$196,627	$(1,552)	$(2,978)	$(0.05)

________________________________________

(1)The tax effect of the $0.5 million expense reduction during the three and nine months ended October 29, 2016 and the $2.3 million and $7.2 million of expenses during the three and nine months ended October 31, 2015, respectively, is offset by a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

The Company’s primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores and development of the Company’s information technology infrastructure and omni‑channel strategy. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Quarterly Report on Form 10‑Q, the Company is in compliance with all debt covenants.

The Company may also use cash to repurchase shares of its common stock. On July 14, 2016, the Company announced that its board of directors had authorized the use of up to $5 million to repurchase the Company’s common stock over a 12‑month period. Repurchases will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre‑established trading plans. The Company is not obligated to acquire any particular amount of common stock. Repurchases are dependent on a number of factors including market conditions for the Company’s common stock.

The following tables contain information regarding the Company’s liquidity and capital resources:

	October 29,	January 30,	October 31,
	2016	2016	2015
	(Amounts in thousands)
Cash and cash equivalents	$54,012	$61,432	$44,980
Working capital	$69,810	$42,035	$39,437

	Nine months	Nine months
	ended	ended
	October 29, 2016	October 31, 2015
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$8,523	$(2,052)
Net cash used in investing activities	$(13,332)	$(20,689)
Net cash used in financing activities	$(2,611)	$(1,572)
Net decrease in cash and cash equivalents	$(7,420)	$(24,313)

Operating Activities

Net cash provided by operating activities was $8.5 million for the nine months ended October 29, 2016, as compared to net cash used in operating activities of $2.1 million for the nine months ended October 31, 2015. The increase in net cash provided by operating activities during the nine months ended October 29, 2016, as compared to the nine months ended October 31, 2015, is primarily the result of a $17.5 million payment received in July 2016 in connection with the ADS Agreement, partially offset by fluctuations in other operating assets and liabilities. For further information related to the ADS Agreement, please refer to Note 3, “Proprietary Credit Card” in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q. Included in the net loss for the nine months ended October 29, 2016 and October 31, 2015, is a $0.5 million non-operating benefit and $7.2 million of non‑operating charges, respectively, as described in the “Results of Operations” section above.

Investing Activities

Net cash used in investing activities was $13.3 million for the nine months ended October 29, 2016, as compared to $20.7 million for the nine months ended October 31, 2015. The decrease in capital spending during the nine months ended October 29, 2016, as compared to the nine months ended October 31, 2015, primarily reflects a shift in certain planned expenditures for real estate and information technology projects to the fourth quarter of fiscal year 2016. Net cash used in investing activities during the nine months ended October 29, 2016 represents capital expenditures of $8.7 million for store‑related projects and $4.7 million related to the Company’s information technology infrastructure. During the nine months ended October 29, 2016, the Company converted 50 New York & Company stores to Outlet stores, opened 2 New York & Company stores, remodeled/refreshed 20 existing stores, and closed 9 stores, ending the third quarter with 483 stores, including 130 Outlet stores, and 2.5 million selling square feet in operation. Included in the New York & Company store count at October 29, 2016, are 18 “Side‑by‑Side” and 24 “Shop‑in‑Shop” New York & Company stores, which feature an adjoining or shop‑in‑shop Eva Mendes store, and 2 free‑standing Eva Mendes boutiques.

Net cash used in investing activities during the nine months ended October 31, 2015 represents capital expenditures of $14.4 million, primarily related to the opening of four New York & Company stores and eight new Outlet stores, the conversion of twelve New York & Company stores to Outlet stores, and the remodeling/refreshing of ten existing stores, and $6.4 million on the Company’s non-store capital projects, primarily relating to its information technology infrastructure and omni‑channel strategy, partially offset by $0.1 million of insurance proceeds.

For fiscal year 2016, capital expenditures are expected to range between $20.0 million and $22.0 million. In total, fiscal year 2016 capital expenditures reflect continued investments in the Company’s information technology infrastructure, including its eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. During the remainder of fiscal year 2016, the Company expects to open 1 new New York & Company store, and close between 18 and 20 stores, ending the fiscal year with between 464 and 466 stores, including approximately 124 Outlet stores.

As of October 29, 2016, approximately 25% of the Company’s store leases could be terminated by the Company within one year or less.

Financing Activities

Net cash used in financing activities for the nine months ended October 29, 2016 was $2.6 million, which consists of $0.9 million for the purchase of treasury stock, $0.8 million in quarterly amortization payments of the Term Loan, $0.8 million of principal payments on capital lease obligations, and $0.3 million of employee payroll taxes for which shares were withheld, partially offset by $0.1 million of proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended October 31, 2015 was $1.6 million, which consists primarily of $0.8 million in quarterly amortization payments of the Term Loan, $0.4 million of principal payments on capital lease obligations, $0.3 million of employee payroll taxes for which shares were withheld, and the payment of $0.2 million of financing costs.

Long‑Term Debt and Credit Facilities

On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC (f.k.a. Lerner New York Outlet, Inc.), wholly‑owned indirect subsidiaries of New York & Company, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by New York & Company, Inc. and its other subsidiaries.

The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub‑facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5‑year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50%. The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build‑out of its new corporate headquarters at 330 West 34th Street, New York, New York and for general corporate purposes.

Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company’s option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company’s Average Compliance Excess Availability. The Company pays to the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between 0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company’s Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

The maximum borrowing availability under the Company’s revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of October 29, 2016, the Company had availability under its revolving credit facility of $54.3 million, net of letters of credit outstanding of $15.7 million, as compared to availability of $36.6 million, net of letters of credit outstanding of $15.6 million, as of January 30, 2016, and availability of $51.2 million, net of letters of credit outstanding of $20.3 million, as of October 31, 2015. The $15.7 million in letters of credit outstanding at October 29, 2016 represents $1.4 million of trade letters of credit and $14.2 million of standby letters of credit primarily related to the Company’s new corporate headquarters and certain insurance contracts.

Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company’s ability to pay dividends on its common stock, prepay the Term Loan, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of New York & Company, Inc. and its subsidiaries, as collateral for the Company’s obligations under the Loan Agreement. In addition, New York & Company, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the obligations under the Loan Agreement, and such guarantees are joint and several.

Critical Accounting Policies

Management has determined the Company’s most critical accounting policies are those related to inventories, long‑lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company’s Annual Report on Form 10‑K filed with the SEC on April 14, 2016.

Adoption of New Accounting Standards

Please refer to Note 2, “New Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk from what was reported in its Annual Report on Form 10‑K filed with the SEC on April 14, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, as of October 29, 2016, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10‑Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a‑15 or 15d‑15 that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings from what was reported in its Annual Report on Form 10‑K filed with the SEC on April 14, 2016.

ITEM 1A.  RISK FACTORS

There have been no material changes in the Company’s risk factors from what was reported in its Annual Report on Form 10‑K filed with the SEC on April 14, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated, pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 1, 2016 to August 26, 2016	4,500	$2.10	4,500	$4,990,549
August 29, 2016 to September 30, 2016	281,213	$2.30	281,213	$4,342,898
October 3, 2016 to October 28, 2016	137,007	$2.21	137,007	$4,039,770
Total	422,720	$2.27	422,720	$4,039,770

(1)

On July 14, 2016, the Company announced that its board of directors had authorized the repurchase of up to $5.0 million of the Company’s common stock over the subsequent 12 months. Repurchases will be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated December 7, 2016.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated December 7, 2016.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated December 7, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.

/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	December 7, 2016