Form 10-Q
period 2017-04-29
New York & Company, Inc.
filed 2017-06-02
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 29, 2017
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 24, 2017, the registrant had 64,214,035 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) the Company's dependence on mall traffic for its sales and the continued reduction in the volume of mall traffic; (ii) the Company's ability to anticipate and respond to fashion trends; (iii) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (iv) changes in the cost of raw materials, distribution services or labor; (v) the potential for economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products; (vi) the Company's ability to open and operate stores successfully; (vii) seasonal fluctuations in the Company's business; (viii) competition in the Company's market, including promotional and pricing competition; (ix) the Company's ability to retain, recruit and train key personnel; (x) the Company's reliance on third parties to manage some aspects of its business; (xi) the Company's reliance on foreign sources of production; (xii) the Company's ability to protect its trademarks and other intellectual property rights; (xiii) the Company's ability to maintain, and its reliance on, its information technology infrastructure; (xiv) the effects of government regulation; (xv) the control of the Company by its sponsors and any potential change of ownership of those sponsors; and (xvi) other risks and uncertainties as described in the Company's documents filed with the SEC, including its most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. The Company undertakes no obligation to revise the forward-looking statements included in this press release to reflect any future events or circumstances.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended April 29, 2017	Three months ended April 30, 2016
Net sales	$209,857	$216,038
Cost of goods sold, buying and occupancy costs	145,435	156,151

Gross profit	64,422	59,887
Selling, general and administrative expenses	68,274	65,285

Operating loss	(3,852)	(5,398)
Interest expense, net of interest income of $48 and $1, respectively	279	297

Loss before income taxes	(4,131)	(5,695)
Provision for income taxes	116	21

Net loss	$(4,247)	$(5,716)

Basic loss per share	$(0.07)	$(0.09)

Diluted loss per share	$(0.07)	$(0.09)

Weighted average shares outstanding:
Basic shares of common stock	63,181	63,277

Diluted shares of common stock	63,181	63,277

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)	Three months ended April 29, 2017	Three months ended April 30, 2016
Comprehensive loss	$(4,155)	$(5,608)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	April 29, 2017	January 28, 2017*	April 30, 2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,292	$88,369	$47,628
Accounts receivable	16,873	11,837	17,011
Income taxes receivable	115	144	47
Inventories, net	96,194	78,044	102,764
Prepaid expenses	17,777	18,746	18,998
Other current assets	1,516	824	831

Total current assets	207,767	197,964	187,279
Property and equipment, net	83,146	87,070	86,136
Intangible assets	14,879	14,879	14,879
Other assets	1,563	1,675	1,966

Total assets	$307,355	$301,588	$290,260

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$841	$841	$841
Accounts payable	83,496	68,068	91,158
Accrued expenses	66,070	69,294	55,388
Income taxes payable	66	174	63

Total current liabilities	150,473	138,377	147,450
Long-term debt, net of current portion	11,275	11,485	12,115
Deferred rent	29,554	30,039	33,131
Other liabilities	40,977	42,518	8,246

Total liabilities	232,279	222,419	200,942
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,905, 65,844 and 65,632 shares issued and 64,210, 64,367 and 64,632 shares outstanding at April 29, 2017, January 28, 2017 and April 30, 2016, respectively	66	66	66
Additional paid-in capital	181,873	181,399	179,349
Retained deficit	(100,719)	(96,472)	(84,897)
Accumulated other comprehensive loss	(1,264)	(1,356)	(1,803)
Treasury stock at cost; 1,695, 1,477 and 1,000 shares at April 29, 2017, January 28, 2017 and April 30, 2016, respectively	(4,880)	(4,468)	(3,397)

Total stockholders' equity	75,076	79,169	89,318

Total liabilities and stockholders' equity	$307,355	$301,588	$290,260

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended April 29, 2017	Three months ended April 30, 2016
Operating activities
Net loss	$(4,247)	$(5,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,732	5,863
Loss from impairment charges	288	—
Amortization of deferred financing costs	48	47
Share-based compensation expense	501	1,107
Changes in operating assets and liabilities:
Accounts receivable	(5,036)	(8,803)
Income taxes receivable	29	—
Inventories, net	(18,150)	(14,987)
Prepaid expenses	969	444
Accounts payable	15,428	8,933
Accrued expenses	(3,239)	2,664
Income taxes payable	(108)	(176)
Deferred rent	(485)	(1,220)
Other assets and liabilities	(1,613)	270

Net cash used in operating activities	(9,883)	(11,574)
Investing activities
Capital expenditures	(2,096)	(1,869)

Net cash used in investing activities	(2,096)	(1,869)
Financing activities
Repayment of long-term debt	(250)	(250)
Purchase of treasury stock	(416)	—
Proceeds from exercise of stock options	—	120
Shares withheld for payment of employee payroll taxes	(23)	(73)
Principal payment on capital lease obligations	(409)	(158)

Net cash used in financing activities	(1,098)	(361)
Net decrease in cash and cash equivalents	(13,077)	(13,804)
Cash and cash equivalents at beginning of period	88,369	61,432

Cash and cash equivalents at end of period	$75,292	$47,628

Supplementary non-cash investing activities
Non-cash capital lease transactions	$—	$1,299

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

April 29, 2017

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing fashion that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 29, 2017, the Company operated 463 stores in 39 states.

        The condensed consolidated financial statements as of April 29, 2017 and April 30, 2016 and for the 13 weeks ("three months") ended April 29, 2017 and April 30, 2016 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 28, 2017 ("fiscal year 2016"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 12, 2017. The 53-week fiscal year ending February 3, 2018 is referred to herein as "fiscal year 2017." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 29, 2017

(Unaudited)

2. New Accounting Pronouncements (Continued)

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

        In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's financial position and results of operations. The Company expects that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities on the consolidated balance sheet. The Company is continuing to evaluate the impact of the adoption of this standard on its results of operations.

        In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification within the statement of cash flows for certain components of share-based awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-09 on January 29, 2017 did not have a material impact on the Company's financial position or results of operations.

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

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: the disaggregation of the service cost component from the other components of net benefit costs in the income statement; provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 29, 2017

(Unaudited)

2. New Accounting Pronouncements (Continued)

periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on the Company's financial position or results of operations.

3. Proprietary Credit Card

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Alliance Data Systems Corporation (the "ADS Agreement"), which replaced the existing agreement with Alliance Data Systems Corporation ("ADS") and has a term through April 30, 2026.

        Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016 and $22.5 million was received on January 10, 2017. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which will be amortized on a straight-line basis over the 10-year term of the ADS Agreement. As of April 29, 2017, $32.0 million of deferred revenue is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the consolidated balance sheet. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During the three months ended April 29, 2017, the Company recognized $5.7 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement, as compared to recognizing $1.0 million of marketing credits during the three months ended April 30, 2016 under the previous agreement with ADS, which were recorded as a reduction to marketing expense within "Selling, general and administrative expenses" on the consolidated statement of operations, in accordance with generally accepted accounting principles. Under the previous agreement with ADS, marketing credits received by the Company were to be used for marketing of the Company's proprietary credit card program and other marketing-related activities, and as such the Company recorded these marketing credits as a reduction to marketing expense.

4. Earnings (Loss) Per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share are calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 29, 2017

(Unaudited)

4. Earnings (Loss) Per Share (Continued)

treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months ended April 29, 2017	Three months ended April 30, 2016
	(Amounts in thousands, except per share amounts)
Net loss	$(4,247)	$(5,716)

Basic loss per share
Weighted average shares outstanding:
Basic shares of common stock	63,181	63,277

Basic loss per share	$(0.07)	$(0.09)

Diluted loss per share
Weighted average shares outstanding:
Basic shares of common stock	63,181	63,277
Plus impact of share-based awards	—	—

Diluted shares of common stock	63,181	63,277

Diluted loss per share	$(0.07)	$(0.09)

        The calculation of diluted loss per share for the three months ended April 29, 2017 and April 30, 2016 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended April 29, 2017	Three months ended April 30, 2016
	(Amounts in thousands)
Stock options	289	405
Stock appreciation rights(1)	7,282	6,487
Restricted stock and units	687	771

Total anti-dilutive shares	8,258	7,663

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

April 29, 2017

(Unaudited)

5. Pension Plan (Continued)

non-management store associates, representing approximately 8% of the Company's workforce at April 29, 2017. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2018. The Company believes its relationship with its employees is good.

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

	Three months ended April 29, 2017	Three months ended April 30, 2016
	(Amounts in thousands)
Service cost	$84	$86
Interest cost	86	80
Expected return on plan assets	(122)	(146)
Amortization of unrecognized losses	96	112
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$140	$128

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income (loss) reported on the Company's condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended April 29, 2017 and April 30, 2016 was approximately $92,000 and $108,000, respectively. As of January 28, 2017, the Company reported a minimum pension liability of $1.9 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2012. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2012.

        At January 28, 2017, the Company reported a total liability for unrecognized tax benefits of $1.8 million, including interest and penalties. There have been no material changes during the three

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 29, 2017

(Unaudited)

6. Income Taxes (Continued)

months ended April 29, 2017. Of the total $1.8 million of unrecognized tax benefits at January 28, 2017, approximately $1.4 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of April 29, 2017, the Company's valuation allowance against its deferred tax assets was $77.0 million.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of April 29, 2017, the Company had availability under its revolving credit facility of $59.6 million, net of letters of credit outstanding of $14.2 million, as

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 29, 2017

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017, and availability of $59.3 million, net of letters of credit outstanding of $14.2 million, as of April 30, 2016. The $14.2 million in letters of credit outstanding at April 29, 2017 represents standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually beginning in October 2017, for a total reduction of $6.0 million by October 2019.

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

        As of April 29, 2017, January 28, 2017, and April 30, 2016, the Company had $6.2 million, $6.6 million, and $5.1 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheets for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

April 29, 2017

(Unaudited)

8. Fair Value Measurements (Continued)

due to the short-term maturities of such items. The carrying amount of long-term debt on the balance sheets approximates its fair value due to the variable interest rate it carries.

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three months ended April 29, 2017, the Company recorded $0.3 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. There were no impairment charges recorded during the three months ended April 30, 2016.

9. Share Repurchases

        Effective July 14, 2016, the Company's board of directors authorized the repurchase of up to $5 million of the Company's common stock over the subsequent 12 months, as described in the Company's press release issued on July 14, 2016.

        Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock.

        During the three months ended April 29, 2017, the Company repurchased 218,524 shares of its common stock for a total cost of approximately $0.4 million, including commission.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is a specialty retailer of women's fashion apparel and accessories, and the modern wear-to-work destination for women, providing fashion that is feminine, polished, on-trend and versatile. New York & Company, Inc. helps its customers feel confident, put-together, attractive and stylish by providing affordable fashion. The Company's proprietary branded New York & Company® merchandise is sold through its national network of retail stores and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45. As of April 29, 2017, the Company operated 463 stores in 39 states.

        During fiscal year 2017, the Company's key strategic initiatives are as follows: (i) evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio featuring Gabrielle Union, Soho Jeans and Soho Street, Eva Mendes Collection, and Gabrielle Union's upcoming namesake collection; (ii) enhance brand image and increase customer loyalty, including growth in both new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to evolve as an omni-channel retailer; (iv) optimize the Company's existing store base; and (v) continue ongoing Project Excellence initiatives, including leveraging the Company's Go-To-Market process improvements to provide more rapid delivery of product from concept to in-store, and remaining focused on cost savings opportunities and increasing operating efficiencies across the organization.

        Net sales for the three months ended April 29, 2017 were $209.9 million, as compared to $216.0 million for the three months ended April 30, 2016. Comparable store sales decreased 0.7% for the three months ended April 29, 2017, as compared to a decrease of 2.3% for the three months ended April 30, 2016. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store and private label credit card royalties and related revenue are included in comparable store sales.

        Net loss for the three months ended April 29, 2017 was $4.2 million, or a loss of $0.07 per diluted share, as compared to a net loss of $5.7 million, or a loss of $0.09 per diluted share, for the three months ended April 30, 2016. On a non-GAAP basis, adjusted net loss for the three months ended April 29, 2017 was $2.7 million, or a loss of $0.04 per diluted share, which excludes $1.6 million of non-operating charges. There were no non-operating charges recorded during the three months ended April 30, 2016. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the three months ended April 29, 2017 was $2.1 million, as compared to $1.9 million for the three months ended April 30, 2016, primarily reflecting the remodeling/refreshing of three existing locations, the opening of five New York & Company stores and one Outlet store, and continued investment in the Company's information technology infrastructure. The five New York & Company stores opened during the quarter are in highly desirable locations, with short-term leases and competitively priced rents. These locations were previously occupied by a competitor and therefore required relatively low capital investment to open. During the three months ended April 29, 2017, the Company closed 8 New York & Company stores and 1 Outlet store, ending the quarter with 463 stores, including 123 Outlet stores, and 2.3 million selling square feet in operation. Included in the New

York & Company store count at April 29, 2017 are 18 Eva Mendes side-by-side stores, 51 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure. The Company refers to this ongoing business re-engineering program as "Project Excellence." Remaining focused on Project Excellence in fiscal year 2016, the Company negotiated a new private label credit card agreement with Alliance Data Systems Corporation (the "ADS Agreement"), the third-party administrator of its proprietary credit card. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016 and $22.5 million was received on January 10, 2017. In addition, over the 10-year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. For a further description of Project Excellence, please refer to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2017.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended April 29, 2017 and April 30, 2016:

(As a % of net sales)	Three months ended April 29, 2017	Three months ended April 30, 2016
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	69.3%	72.3%

Gross profit	30.7%	27.7%
Selling, general and administrative expenses	32.5%	30.2%

Operating loss	(1.8)%	(2.5)%
Interest expense, net	0.1%	0.1%

Loss before income taxes	(1.9)%	(2.6)%
Provision for income taxes	0.1%	—%

Net loss	(2.0)%	(2.6)%

Selected operating data:	Three months ended April 29, 2017	Three months ended April 30, 2016
	(Dollars in thousands, except square foot data)
Comparable store sales decrease	(0.7)%	(2.3)%
Net sales per average selling square foot(1)	$89	$86
Net sales per average store(2)	$452	$442
Average selling square footage per store(3)	5,033	5,112

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended April 29, 2017		Three months ended April 30, 2016
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	466	2,367,194	490	2,511,429
New stores	6	26,603	—	—
Closed stores	(9)	(57,511)	(2)	(16,432)
Net impact of remodeled stores on selling square feet	—	(5,997)	—	(210)

Stores open, end of period	463	2,330,289	488	2,494,787

Three Months Ended April 29, 2017 Compared to Three Months Ended April 30, 2016

        Net Sales.    Net sales for the three months ended April 29, 2017 were $209.9 million, as compared to $216.0 million for the three months ended April 30, 2016. Comparable store sales decreased 0.7% for the three months ended April 29, 2017, as compared to a decrease of 2.3% for the three months ended April 30, 2016. Included in comparable store sales for the three months ended April 29, 2017 are royalty fees and the amortization of signing bonuses totaling $5.7 million recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction increased by 2.6%, while the number of transactions per average store decreased 3.0%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the three months ended April 29, 2017 was $64.4 million, or 30.7% of net sales, as compared to $59.9 million, or 27.7% of net sales, for the three months ended April 30, 2016. The increase in gross profit as a percentage of net sales for the three months ended April 29, 2017, as compared to the three months ended April 30, 2016, reflects a 170 basis point increase in merchandise margin and a 130 basis point improvement in the leverage of buying and occupancy costs. The increase in merchandise margin during the three months ended April 29, 2017, as compared to the three months ended April 30, 2016, is primarily due to a $5.7 million benefit from the revenue recognized as a result of the ADS Agreement, as well as reduced product costs, partially offset by a $1.2 million increase in shipping costs associated with the growth in the Company's eCommerce business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $68.3 million, or 32.5% of net sales, for the three months ended April 29, 2017, as compared to $65.3 million, or 30.2% of net sales, for the three months ended April 30, 2016. Included in selling, general and administrative expenses for the three months ended April 29, 2017 is $1.0 million of non-operating charges, comprised of consulting expenses related to new initiatives under Project Excellence and legal expenses related to an ongoing trademark infringement case. Also contributing to the increase in selling, general, and administrative expenses during the three months ended April 29, 2017, as compared to the three months ended April 30, 2016, is an increase in marketing expense due to the elimination of $1.0 million of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty fees under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles; a $1.2 million increase in marketing expense to drive growth in eCommerce, celebrity collaborations, and the private label credit card program; and a $0.5 million increase in eCommerce expenses largely due to variable expenses associated with the growth in eCommerce sales. These increases were partially offset by a $1.3 million reduction in compensation expense resulting from a reduction in store payroll and share-based compensation.

        Operating Loss.    For the reasons discussed above, operating loss for the three months ended April 29, 2017 was $3.9 million, as compared to an operating loss of $5.4 million for the three months ended April 30, 2016.

        Interest Expense, Net.    Net interest expense was $0.3 million for both the three months ended April 29, 2017 and April 30, 2016, primarily related to interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010.

        Net Loss.    For the reasons discussed above, net loss for the three months ended April 29, 2017 was $4.2 million, or a loss of $0.07 per diluted share, as compared to a net loss of $5.7 million, or a loss of $0.09 per diluted share, for the three months ended April 30, 2016.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for the three months ended April 29, 2017 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges, as described below. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP. There were no non-operating charges for the three months ended April 30, 2016.

	Three months ended April 29, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$145,435	$64,422	$68,274	$(3,852)	$(4,247)	$(0.07)
Adjustments affecting comparability
Certain severance expenses	548	548	—	548	548
Consulting expense	—	—	562	562	562
Legal settlement fees (trademark infringement case)	—	—	470	470	470

Total adjustments(1)	548	548	1,032	1,580	1,580	0.03

Non-GAAP as adjusted	$144,887	$64,970	$67,242	$(2,272)	$(2,667)	$(0.04)

(1)
The tax effect of the $1.6 million expense reduction during the three months ended April 29, 2017 is offset by a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores and the development of the Company's information technology infrastructure and omni-channel strategy. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with all debt covenants.

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

        The following tables contain information regarding the Company's liquidity and capital resources:

	April 29, 2017	January 28, 2017	April 30, 2016
	(Amounts in thousands)
Cash and cash equivalents	$75,292	$88,369	$47,628
Working capital	$57,294	$59,587	$39,829

	Three months ended April 29, 2017	Three months ended April 30, 2016
	(Amounts in thousands)
Net cash used in operating activities	$(9,883)	$(11,574)
Net cash used in investing activities	$(2,096)	$(1,869)
Net cash used in financing activities	$(1,098)	$(361)

Net decrease in cash and cash equivalents	$(13,077)	$(13,804)

Operating Activities

        Net cash used in operating activities was $9.9 million for the three months ended April 29, 2017, as compared to $11.6 million for the three months ended April 30, 2016. The decrease in net cash used in operating activities during the three months ended April 29, 2017, as compared to the three months ended April 30, 2016, is primarily the result of a decrease in net loss combined with fluctuations in operating assets and liabilities.

Investing Activities

        Net cash used in investing activities was $2.1 million for the three months ended April 29, 2017, as compared to $1.9 million for the three months ended April 30, 2016. Net cash used in investing activities during the three months ended April 29, 2017 represents capital expenditures of $1.2 million for store-related projects and $0.8 million related to the Company's information technology infrastructure. During the three months ended April 29, 2017, the Company opened 5 New York & Company stores and 1 new Outlet store, remodeled/refreshed 3 existing stores, and closed 8 New York & Company stores and 1 Outlet store, ending the first quarter with 463 stores, including 123 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at April 29, 2017 are 18 Eva Mendes side-by-side stores, 51 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique. The five New York & Company stores opened during the quarter are in highly desirable locations, with short-term leases and competitively priced rents. These locations were previously occupied by a competitor and therefore required relatively low capital investment to open.

        Net cash used in investing activities during the three months ended April 30, 2016 represents capital expenditures of $1.2 million for store-related projects and $0.6 million related to the Company's information technology infrastructure, including its eCommerce store. During the three months ended April 30, 2016, the Company converted 50 New York & Company stores to Outlet stores and closed two existing stores, ending the first quarter with 488 stores, including 132 Outlet stores and 2.5 million selling square feet in operation. Included in the New York & Company store count at April 30, 2016 are 16 Eva Mendes side-by-side stores, 25 Eva Mendes shop-in-shop stores, and 2 free-standing Eva Mendes boutiques.

        For fiscal year 2017, capital expenditures are expected to be between $18 million and $20 million. In total, fiscal year 2017 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. In fiscal year 2017, the Company expects to open 2 new Outlet stores, remodel/refresh 8 existing stores, open 6 to 10 New York & Company stores with short-term leases, and close between 34 and 38 stores ending the fiscal year with between 436 and 444 stores, including 122 Outlet stores, and approximately 2.2 million selling square feet.

        As of April 29, 2017, approximately 50% of the Company's store leases could be terminated by the Company within one year or less, and approximately 60% of its store leases could be terminated by the Company within two years or less.

Financing Activities

        Net cash used in financing activities for the three months ended April 29, 2017 was $1.1 million, which consists primarily of $0.4 million for the purchase of treasury stock, $0.4 million of principal payments on capital lease obligations, and a $0.3 million quarterly amortization payment of the Term Loan. Net cash used in financing activities for the three months ended April 30, 2016 was $0.4 million, which consists primarily of a $0.3 million quarterly amortization payment of the Term Loan, $0.2 million of principal payments on capital lease obligations, and $0.1 million of employee payroll taxes for which shares were withheld, partially offset by proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of April 29, 2017, the Company had availability under its revolving credit facility of $59.6 million, net of letters of credit outstanding of $14.2 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017, and availability of $59.3 million, net of letters of credit outstanding of $14.2 million, as of April 30, 2016. The $14.2 million in letters of credit outstanding at April 29, 2017 represents standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually beginning in October 2017, for a total reduction of $6.0 million by October 2019.

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

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 12, 2017.

Adoption of New Accounting Standards

        Please refer to Note 2, "New Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's quantitative and qualitative disclosures about market risk from what was reported in its Annual Report on Form 10-K filed with the SEC on April 12, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of April 29, 2017, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 12, 2017.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 12, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated, pursuant to the Company's authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 29, 2017 to February 25, 2017	—	$—	—	$—
February 26, 2017 to April 1, 2017	132,524	$1.95	132,524	$3,670,606
April 2, 2017 to April 29, 2017	86,000	$1.79	86,000	$3,516,957

Total	218,524	$1.89	218,524	$3,516,957

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Offer Letter and Employment Letter, effective as of November 7, 2016, between New York & Company, Inc. and Michelle Pearlman.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 2, 2017.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 2, 2017.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 2, 2017.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 2, 2017