Form 10-Q
period 2017-07-29
New York & Company, Inc.
filed 2017-08-31
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 29, 2017
OR
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

        As of August 25, 2017, the registrant had 64,218,488 shares of common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
Net sales	$224,116	$232,819	$433,973	$448,857
Cost of goods sold, buying and occupancy costs	155,555	165,769	300,990	321,920

Gross profit	68,561	67,050	132,983	126,937
Selling, general and administrative expenses	63,405	65,710	131,679	130,995

Operating income (loss)	5,156	1,340	1,304	(4,058)
Interest expense, net of interest income of $86, $1, $134, and $2, respectively	238	308	517	605

Income (loss) before income taxes	4,918	1,032	787	(4,663)
Provision for income taxes	95	87	211	108

Net income (loss)	$4,823	$945	$576	$(4,771)

Basic earnings (loss) per share	$0.08	$0.01	$0.01	$(0.08)

Diluted earnings (loss) per share	$0.08	$0.01	$0.01	$(0.08)

Weighted average shares outstanding:
Basic shares of common stock	63,216	63,461	63,199	63,369

Diluted shares of common stock	63,664	63,936	63,713	63,369

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
Comprehensive income (loss)	$4,916	$1,023	$761	$(4,585)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	July 29, 2017	January 28, 2017*	July 30, 2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,973	$88,369	$63,798
Accounts receivable	15,646	11,837	37,394
Income taxes receivable	115	144	47
Inventories, net	82,814	78,044	83,585
Prepaid expenses	18,524	18,746	19,519
Other current assets	1,731	824	899

Total current assets	194,803	197,964	205,242
Property and equipment, net	80,976	87,070	89,315
Intangible assets	14,879	14,879	14,879
Other assets	1,550	1,675	2,046

Total assets	$292,208	$301,588	$311,482

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$841	$841	$841
Accounts payable	72,120	68,068	75,553
Accrued expenses	59,210	69,294	55,549
Income taxes payable	—	174	109

Total current liabilities	132,171	138,377	132,052
Long-term debt, net of current portion	11,064	11,485	11,905
Deferred rent	28,729	30,039	32,306
Other liabilities	39,930	42,518	43,933

Total liabilities	211,894	222,419	220,196
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized 66,113, 65,844 and 65,770 shares issued and 64,282, 64,367 and 64,770 shares outstanding at July 29, 2017, January 28, 2017 and July 30, 2016, respectively	66	66	66
Additional paid-in capital	182,335	181,399	180,294
Retained deficit	(95,896)	(96,472)	(83,952)
Accumulated other comprehensive loss	(1,171)	(1,356)	(1,725)
Treasury stock at cost; 1,831, 1,477 and 1,000 shares at July 29, 2017, January 28, 2017 and July 30, 2016, respectively	(5,020)	(4,468)	(3,397)

Total stockholders' equity	80,314	79,169	91,286

Total liabilities and stockholders' equity	$292,208	$301,588	$311,482

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended July 29, 2017	Six months ended July 30, 2016
Operating activities
Net income (loss)	$576	$(4,771)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,091	11,326
Loss from impairment charges	532	—
Amortization of deferred financing costs	94	94
Share-based compensation expense	982	2,070
Changes in operating assets and liabilities:
Accounts receivable	(3,809)	(29,186)
Income taxes receivable	29	—
Inventories, net	(4,770)	4,192
Prepaid expenses	222	(77)
Accounts payable	4,052	(6,672)
Accrued expenses	(10,269)	2,578
Income taxes payable	(174)	(130)
Deferred rent	(1,310)	(2,045)
Other assets and liabilities	(3,012)	35,116

Net cash (used in) provided by operating activities	(5,766)	12,495
Investing activities
Capital expenditures	(4,711)	(9,235)

Net cash used in investing activities	(4,711)	(9,235)
Financing activities
Repayment of long-term debt	(500)	(500)
Principal payment on capital lease obligations	(821)	(423)
Purchase of treasury stock	(557)	—
Shares withheld for payment of employee payroll taxes	(41)	(91)
Proceeds from exercise of stock options	—	120

Net cash used in financing activities	(1,919)	(894)

Net (decrease) increase in cash and cash equivalents	(12,396)	2,366
Cash and cash equivalents at beginning of period	88,369	61,432

Cash and cash equivalents at end of period	$75,973	$63,798

Supplementary non-cash investing activities
Non-cash capital lease transactions	$818	$2,575

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

July 29, 2017

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer designing on-trend and versatile collections at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 460 retail and outlet locations in 39 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45.

        The condensed consolidated financial statements as of July 29, 2017 and July 30, 2016 and for the 13 weeks ("three months") and 26 weeks ("six months") ended July 29, 2017 and July 30, 2016 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 28, 2017 ("fiscal year 2016"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 12, 2017. The 53-week fiscal year ending February 3, 2018 is referred to herein as "fiscal year 2017." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 29, 2017

(Unaudited)

2. New Accounting Pronouncements (Continued)

including interim reporting periods within those reporting periods. The standard may be applied retrospectively to each prior period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. The Company is continuing to evaluate the impact of the adoption of this standard on its consolidated financial statements and related disclosures. Based on its current review, the Company plans to adopt ASU 2014-09 using the modified retrospective method, and expects the adoption of the new standard to impact the timing of when revenue is recognized from its loyalty program and certain other sales incentives offered to the Company's customers.

        In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this new standard on the Company's financial position and results of operations. However, the Company expects that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities on the consolidated balance sheet.

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

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other components of net benefit costs in the income statement; (ii) provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on the Company's financial position or results of operations.

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

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 29, 2017

(Unaudited)

3. Proprietary Credit Card (Continued)

        Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016 and $22.5 million was received on January 10, 2017. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which is being amortized on a straight-line basis over the 10-year term of the ADS Agreement. As of July 29, 2017, $31.0 million of deferred revenue is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the condensed consolidated balance sheet. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During the three and six months ended July 29, 2017, the Company recognized revenue of $6.0 million and $11.6 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement. This compares to $2.5 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement recognized during the three and six months ended July 30, 2016. Under the previous agreement with ADS, during the three and six months ended July 30, 2016, the Company recognized $1.3 million and $2.4 million of marketing credits, respectively, which were recorded as a reduction to marketing expense within "Selling, general and administrative expenses" on the condensed consolidated statements of operations, in accordance with generally accepted accounting principles. Under the previous agreement with ADS, marketing credits received by the Company were to be used for marketing of the Company's proprietary credit card program and other marketing-related activities, and as such the Company recorded these marketing credits as a reduction to marketing expense. These marketing credits were replaced by royalty fees under the new ADS Agreement.

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

July 29, 2017

(Unaudited)

4. Earnings (Loss) Per Share (Continued)

treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
	(Amounts in thousands, except per share amounts)
Net income (loss)	$4,823	$945	$576	$(4,771)
Basic earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,216	63,461	63,199	63,369

Basic earnings (loss) per share	$0.08	$0.01	$0.01	$(0.08)

Diluted earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,216	63,461	63,199	63,369
Plus impact of share-based awards	448	475	514	—

Diluted shares of common stock	63,664	63,936	63,713	63,369

Diluted earnings (loss) per share	$0.08	$0.01	$0.01	$(0.08)

        The calculation of diluted earnings (loss) per share for the three and six months ended July 29, 2017 and July 30, 2016 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
	(Amounts in thousands)
Stock options	276	315	279	364
Stock appreciation rights(1)	8,461	6,320	7,872	6,403
Restricted stock and units	418	124	265	682

Total anti-dilutive shares	9,155	6,759	8,416	7,449

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

5. Share-Based Compensation

        At the Company's 2017 Annual Meeting of Stockholders on June 20, 2017, the Company's stockholders approved, among other matters, an equal value-for-value SAR and option exchange program (the "Exchange Program"), which the Company completed on June 29, 2017. The Exchange

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 29, 2017

(Unaudited)

5. Share-Based Compensation (Continued)

Program was open to all associates of the Company who held SARs or stock options with an exercise price greater than or equal to $2.60 per share (the "Eligible Awards"). The Exchange Program was not available to any former associates or any non-executive members of the Company's board of directors. Pursuant to the Exchange Program, 4,888,379 eligible SARs and 237,750 eligible stock options were canceled and replaced with 2,466,694 replacement SARs at an exercise price equal to the Company's closing stock price ($1.36) on the replacement SARs grant date (June 29, 2017) ("Replacement SARs"). Of the Eligible Awards cancelled, 2,589,435 shares were returned to the Company's Amended and Restated 2006 Long-Term Incentive Plan (the "2006 Plan") to be available for future issuances. The exchange ratio was calculated such that the value of the Replacement SARs would equal the value of the canceled SARs and options, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. Replacement SARs granted in exchange for vested Eligible Awards have a new minimum time vesting requirement of one year from the date of the replacement grant, such that all Replacement SARs issued in the Exchange Program were unvested on the replacement grant date thereby increasing the retention value of previously vested awards. Replacement SARs granted in exchange for unvested Eligible Awards will continue to vest to the same extent and proportion as the tendered Eligible Awards. If an employee is involuntarily terminated without cause, or upon a change in control, the employee's Replacement SARs that were granted in exchange for vested Eligible Awards will vest under the original vesting schedule and the remaining unvested Replacement SARs will be forfeited on the termination effective date. The other terms and conditions of each Replacement SAR grant are substantially similar to those of the surrendered awards it replaced. Each Replacement SAR was granted under the 2006 Plan.

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at July 29, 2017. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2018. The Company believes its relationship with its employees is good.

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

July 29, 2017

(Unaudited)

6. Pension Plan (Continued)

contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
	(Amounts in thousands)
Service cost	$84	$82	$168	$168
Interest cost	86	92	172	172
Expected return on plan assets	(123)	(101)	(245)	(247)
Amortization of unrecognized losses	97	81	193	193
Amortization of prior service credit	(4)	(3)	(8)	(7)

Net periodic benefit cost	$140	$151	$280	$279

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income (loss) reported on the Company's condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended July 29, 2017 and July 30, 2016 was approximately $93,000 and $78,000, respectively, and for the six months ended July 29, 2017 and July 30, 2016 was approximately $185,000 and $186,000, respectively. As of January 28, 2017, the Company reported a minimum pension liability of $1.9 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2012. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2012.

        At January 28, 2017, the Company reported a total liability for unrecognized tax benefits of $1.8 million, including interest and penalties. There have been no material changes during the six months ended July 29, 2017. Of the total $1.8 million of unrecognized tax benefits at January 28, 2017, approximately $1.4 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 29, 2017

(Unaudited)

7. Income Taxes (Continued)

positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of July 29, 2017, the Company's valuation allowance against its deferred tax assets was $75.0 million.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters in fiscal year 2014 at 330 West 34th Street, New York, New York and for general corporate purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of July 29, 2017, the Company had availability under its revolving credit facility of $39.1 million, net of letters of credit outstanding of $17.0 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017, and availability of $46.3 million, net of letters of credit outstanding of $15.6 million, as of July 30, 2016. The $17.0 million in letters of credit outstanding at July 29, 2017 represents $2.8 million of trade letters of credit and $14.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 29, 2017

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually beginning in October 2017, for a total reduction of $6.0 million by October 2019.

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

        As of July 29, 2017, January 28, 2017, and July 30, 2016, the Company had $6.6 million, $6.6 million, and $6.1 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

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

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

July 29, 2017

(Unaudited)

9. Fair Value Measurements (Continued)

individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three and six months ended July 29, 2017, the Company recorded $0.2 million and $0.5 million, respectively, of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. There were no impairment charges recorded during the six months ended July 30, 2016.

10. Share Repurchases

        On July 13, 2017, the Company's board of directors authorized a 12-month extension of a previously approved share repurchase plan of up to $5.0 million of the Company's common stock, as described in the Company's press release issued on July 14, 2016. As of July 29, 2017, the Company had $3.3 million available under this plan to repurchase shares of its common stock.

        Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock.

        During the three and six months ended July 29, 2017, the Company repurchased 136,030 shares and 354,554 shares of its common stock for a total cost of approximately $0.2 million and $0.6 million, including commissions, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer designing on-trend and versatile collections at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 460 retail and outlet locations in 39 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45.

        During fiscal year 2017, the Company's key strategic initiatives are as follows: (i) evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans and Soho Street, Eva Mendes Collection, and Gabrielle Union Collection which launched in August 2017; (ii) enhance brand image and increase customer loyalty, including growth in both the number of new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to evolve as an omni-channel retailer; (iv) optimize the Company's existing store base; and (v) continue ongoing Project Excellence initiatives, including leveraging the Company's Go-To-Market process improvements to provide more rapid delivery of product from concept to in-store, and remaining focused on cost savings opportunities and increasing operating efficiencies across the organization.

        Net sales for the three months ended July 29, 2017 were $224.1 million, as compared to $232.8 million for the three months ended July 30, 2016. Comparable store sales decreased 1.1% for the three months ended July 29, 2017, as compared to an increase of 0.3% for the three months ended July 30, 2016. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store and private label credit card royalties and related revenue are included in comparable store sales.

        Net income for the three months ended July 29, 2017 was $4.8 million, or earnings of $0.08 per diluted share, as compared to net income of $0.9 million, or earnings of $0.01 per diluted share, for the three months ended July 30, 2016. On a non-GAAP basis, adjusted net income for the three months ended July 29, 2017 was $3.1 million, or earnings of $0.05 per diluted share, which excludes a benefit of $1.7 million from non-operating adjustments. There were no non-operating adjustments recorded during the three months ended July 30, 2016. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the six months ended July 29, 2017 was $4.7 million, as compared to $9.2 million for the six months ended July 30, 2016, primarily reflecting the remodeling/refreshing of eight existing locations, the opening of six New York & Company stores and three Outlet stores, and continued investment in the Company's information technology infrastructure. Of the nine new stores opened during the six months ended July 29, 2017, seven stores are in locations that were previously occupied by a competitor and therefore required relatively low capital investment to open. These are highly desirable locations, with short-term leases and competitively priced rents. During the six months ended July 29, 2017, the Company closed 14 New York & Company stores and 1 Outlet store, ending the quarter with 460 stores, including 125 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at July 29, 2017 are 18 Eva Mendes side-by-side stores, 52 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

        The Company recently launched the next phase of Project Excellence, which includes a comprehensive review of its pricing and logistics strategies in consultation with third-party experts in these areas. In addition, the Company remains focused on identifying areas to improve operational efficiency and reduce expenses.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended July 29, 2017 and July 30, 2016:

As a % of net sales	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	69.4%	71.2%	69.4%	71.7%

Gross profit	30.6%	28.8%	30.6%	28.3%
Selling, general and administrative expenses	28.3%	28.2%	30.3%	29.2%

Operating income (loss)	2.3%	0.6%	0.3%	(0.9)%
Interest expense, net	0.1%	0.2%	0.1%	0.2%

Income (loss) before income taxes	2.2%	0.4%	0.2%	(1.1)%
Provision for income taxes	—%	—%	0.1%	—%

Net income (loss)	2.2%	0.4%	0.1%	(1.1)%

Selected operating data:	Three months ended July 29, 2017	Three months ended July 30, 2016	Six months ended July 29, 2017	Six months ended July 30, 2016
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(1.1)%	0.3%	(0.9)%	(0.9)%
Net sales per average selling square foot(1)	$97	$93	186	180
Net sales per average store(2)	$486	$477	$939	$920
Average selling square footage per store(3)	5,028	5,120	5,028	5,120

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended July 29, 2017		Three months ended July 30, 2016		Six months ended July 29, 2017		Six months ended July 30, 2016
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	463	2,330,289	488	2,494,787	466	2,367,194	490	2,511,429
New stores	3	10,985	1	5,517	9	37,588	1	5,517
Closed stores	(6)	(26,840)	(3)	(12,359)	(15)	(84,351)	(5)	(28,791)
Net impact of remodeled stores on selling square feet	—	(1,408)	—	362	—	(7,405)	—	152

Stores open, end of period	460	2,313,026	486	2,488,307	460	2,313,026	486	2,488,307

Three Months Ended July 29, 2017 Compared to Three Months Ended July 30, 2016

        Net Sales.    Net sales for the three months ended July 29, 2017 were $224.1 million, as compared to $232.8 million for the three months ended July 30, 2016. Comparable store sales decreased 1.1% for the three months ended July 29, 2017, as compared to an increase of 0.3% for the three months ended July 30, 2016. Included in comparable store sales for the three months ended July 29, 2017 and July 30, 2016 are royalties and other revenue totaling $6.0 million and $2.5 million recognized as a result of the ADS Agreement, respectively. In the comparable store base, average dollar sales per transaction increased by 2.6%, while the number of transactions per average store decreased 3.4%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the three months ended July 29, 2017 was $68.6 million, or 30.6% of net sales, as compared to $67.1 million, or 28.8% of net sales, for the three months ended July 30, 2016. The increase in gross profit as a percentage of net sales for the three months ended July 29, 2017, as compared to the three months ended July 30, 2016, reflects a 30 basis point increase in merchandise margin and a 150 basis point improvement in the leverage of buying and occupancy costs primarily reflecting a decrease in occupancy costs. The increase in merchandise margin during the three months ended July 29, 2017, as compared to the three months ended July 30, 2016, is primarily due to a $3.5 million increase in royalties and other revenue recognized as a result of the ADS Agreement, as well as reduced product costs, partially offset by a $1.4 million increase in variable shipping costs associated with the growth in the Company's eCommerce business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $63.4 million, or 28.3% of net sales, for the three months ended July 29, 2017, as compared to $65.7 million, or 28.2% of net sales, for the three months ended July 30, 2016. Included in selling, general and administrative expenses for the three months ended July 29, 2017 is a benefit of $1.7 million from non-operating adjustments, comprised of the reversal of a portion of the legal expense accrual related to an ongoing trademark infringement case, partially offset by certain other legal expense accruals, consulting expenses related to new initiatives under Project Excellence, and certain executive relocation expense. Also included in selling, general, and administrative expenses during the three months ended July 29, 2017, as compared to the three months ended July 30, 2016, is a reduction in compensation expense resulting from a reduction in store payroll and share-based compensation, as well as a reduction in insurance costs due to insurance credits. These improvements were offset by an increase in marketing expense due to the elimination of $1.3 million of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty fees under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles, as well as increases in eCommerce expenses largely due to variable expenses associated with the growth in eCommerce sales.

        Operating Income.    For the reasons discussed above, operating income for the three months ended July 29, 2017 was $5.2 million, as compared to operating income of $1.3 million for the three months ended July 30, 2016.

        Interest Expense, Net.    Net interest expense was $0.2 million and $0.3 million for the three months ended July 29, 2017 and July 30, 2016, respectively, primarily related to interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for both the three months ended July 29, 2017 and July 30, 2016 was $0.1 million.

        Net Income.    For the reasons discussed above, net income for the three months ended July 29, 2017 was $4.8 million, or earnings of $0.08 per diluted share, as compared to net income of $0.9 million, or earnings of $0.01 per diluted share, for the three months ended July 30, 2016.

Six Months Ended July 29, 2017 Compared to Six Months Ended July 30, 2016

        Net Sales.    Net sales for the six months ended July 29, 2017 decreased 3.3% to $434.0 million, as compared to $448.9 million for the six months ended July 30, 2016. Comparable store sales decreased 0.9% for both the six months ended July 29, 2017 and July 30, 2016. Included in comparable store sales for the six months ended July 29, 2017 and July 30, 2016 are royalties and other revenue totaling $11.6 million and $2.5 million recognized as a result of the ADS Agreement, respectively. In the comparable store base, average dollar sales per transaction increased by 2.6%, while the number of transactions per average store decreased by 3.2%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the six months ended July 29, 2017 was $133.0 million, or 30.6% of net sales, as compared to $127.0 million, or 28.3% of net sales, for the six months ended July 30, 2016. The increase in gross profit as a percentage of net sales during the six months ended July 29, 2017, as compared to the six months ended July 30, 2016, was due to a 100 basis point increase in merchandise margin and a 130 basis point improvement in the leverage of buying and occupancy costs primarily reflecting a decrease in occupancy expenses. The increase in merchandise margin during the six months ended July 29, 2017, as compared to the six months ended July 30, 2016, is primarily due to a $9.1 million increase in royalties and other revenue recognized as a result of the ADS Agreement, as well as reduced product costs, partially offset by a $2.7 million increase in variable shipping costs associated with the growth in the Company's eCommerce business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $131.7 million, or 30.3% of net sales, for the six months ended July 29, 2017, as compared to $131.0 million, or 29.2% of net sales, for the six months ended July 30, 2016. Included in selling, general and administrative expenses for the six months ended July 29, 2017 is a benefit of $0.7 million of non-operating adjustments, comprised of the reversal of a portion of the legal expense accrual related to an ongoing trademark infringement case, partially offset by certain other legal expense accruals, consulting expenses related to new initiatives under Project Excellence, and certain executive relocation expense. Also included in selling, general, and administrative expenses during the six months ended July 29, 2017, as compared to the six months ended July 30, 2016 is a reduction in compensation expense resulting from a reduction in store payroll and share-based compensation, as well as a reduction in insurance costs due to insurance credits. These improvements were offset by an increase in marketing expense due to the elimination of $2.4 million of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty fees under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles, as well as a $1.0 million increase in eCommerce expenses largely due to variable expenses associated with the growth in eCommerce sales.

        Operating Income (Loss).    For the reasons discussed above, operating income for the six months ended July 29, 2017 was $1.3 million, as compared to an operating loss of $4.1 million for the six months ended July 30, 2016.

        Interest Expense, Net.    Net interest expense was $0.5 million for the six months ended July 29, 2017, as compared to $0.6 million for the six months ended July 30, 2016, primarily related to interest on the Term Loan, described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the six months ended July 29, 2017 was $0.2 million, as compared to $0.1 million for the six months ended July 30, 2016.

        Net Income (Loss).    For the reasons discussed above, net income for the six months ended July 29, 2017 was $0.6 million, or earnings of $0.01 per diluted share, as compared to a net loss of $4.8 million, or a loss of $0.08 per diluted share.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for the three and six months ended July 29, 2017 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating adjustments, as described below. This non-GAAP financial information is provided to enhance the reader's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses and credits that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP. There were no non-operating adjustments during the six months ended July 30, 2016.

	Three months ended July 29, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$155,555	$68,561	$63,405	$5,156	$4,823	$0.08
Adjustments affecting comparability
Consulting expense	—	—	519	519	519
Certain executive relocation expense	—	—	401	401	401
Legal settlement fees net accrual reversal (trademark infringement case)	—	—	(2,623)	(2,623)	(2,623)

Total adjustments(1)	—	—	(1,703)	(1,703)	(1,703)	(0.03)

Non-GAAP as adjusted	$155,555	$68,561	$65,108	$3,453	$3,120	$0.05

	Six months ended July 29, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$300,990	$132,983	$131,679	$1,304	$576	$0.01
Adjustments affecting comparability
Certain severance expenses	548	548	—	548	548
Consulting expense	—	—	1,081	1,081	1,081
Certain executive relocation expense	—	—	401	401	401
Legal settlement fees net accrual reversal (trademark infringement case)	—	—	(2,153)	(2,153)	(2,153)

Total adjustments(1)	548	548	(671)	(123)	(123)	(0.00)

Non-GAAP as adjusted	$300,442	$133,531	$132,350	$1,181	$453	$0.01

(1)
The tax effect of the $1.7 million and $0.1 million non-operating adjustments during the three and six months ended July 29, 2017, respectively, is offset by a full valuation allowance against deferred tax assets.

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

        The Company may also use cash to repurchase shares of its common stock. On July 13, 2017, the Company's board of directors authorized a 12-month extension of a previously approved share repurchase plan of up to $5.0 million of the Company's common stock, as described in the Company's press release issued on July 14, 2016. Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock. As of July 29, 2017, the Company had $3.3 million available under this plan to repurchase shares of its common stock.

        The following tables contain information regarding the Company's liquidity and capital resources:

	July 29, 2017	January 28, 2017	July 30, 2016
	(Amounts in thousands)
Cash and cash equivalents	$75,973	$88,369	$63,798
Working capital	$62,632	$59,587	$73,190

	Six months ended July 29, 2017	Six months ended July 30, 2016
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(5,766)	$12,495
Net cash used in investing activities	$(4,711)	$(9,235)
Net cash used in financing activities	$(1,919)	$(894)

Net (decrease) increase in cash and cash equivalents	$(12,396)	$2,366

Operating Activities

        Net cash used in operating activities was $5.8 million for the six months ended July 29, 2017, as compared to net cash provided by operating activities of $12.5 million for the six months ended July 30, 2016. The increase in net cash used in operating activities during the six months ended July 29, 2017, as compared to the six months ended July 30, 2016, is primarily the result of the $17.5 million signing bonus received in connection with the ADS Agreement on July 28, 2016.

Investing Activities

        Net cash used in investing activities was $4.7 million for the six months ended July 29, 2017, as compared to $9.2 million for the six months ended July 30, 2016. Net cash used in investing activities during the six months ended July 29, 2017 represents capital expenditures of $2.5 million for store-related projects and $2.2 million related to the Company's information technology infrastructure. During the six months ended July 29, 2017, the Company opened 6 New York & Company stores and 3 new Outlet stores, remodeled/refreshed 8 existing stores, and closed 14 New York & Company stores and 1 Outlet store, ending the second quarter with 460 stores, including 125 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at

July 29, 2017 are 18 Eva Mendes side-by-side stores, 52 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique. Of the nine new stores opened during the six months ended July 29, 2017, seven stores are in locations that were previously occupied by a competitor and therefore required relatively low capital investment to open. These are highly desirable locations, with short-term leases and competitively priced rents.

        Net cash used in investing activities during the six months ended July 30, 2016 represents capital expenditures of $6.1 million for store-related projects and $3.1 million related to the Company's information technology infrastructure. During the six months ended July 30, 2016, the Company converted 50 New York & Company stores to Outlet stores, opened 1 New York & Company store, remodeled 2 New York & Company stores, and closed 4 New York & Company stores and 1 Outlet store, ending the second quarter with 486 stores, including 131 Outlet stores, and 2.5 million selling square feet in operation.

        For fiscal year 2017, capital expenditures are expected to be between $18 million and $20 million. In total, fiscal year 2017 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. In fiscal year 2017, the Company expects to remodel/refresh 14 existing stores, open 11 new stores, and close between 40 and 44 stores, ending the fiscal year with between 433 and 437 stores, including 122 Outlet stores, and approximately 2.2 million selling square feet.

        As of July 29, 2017, more than 55% of the Company's store leases could be terminated by the Company before fiscal year end 2018 and more than 65% of its store leases could be terminated by the Company before fiscal year end 2019.

Financing Activities

        Net cash used in financing activities for the six months ended July 29, 2017 was $1.9 million, which consists primarily of $0.8 million of principal payments on capital lease obligations, $0.5 million in quarterly amortization payments of the Term Loan, and $0.6 million for the purchase of treasury stock. Net cash used in financing activities for the six months ended July 30, 2016 was $0.9 million, which consists of $0.4 million of principal payments on capital lease obligations, $0.5 million in quarterly amortization payments of the Term Loan, and $0.1 million of employee payroll taxes for which shares were withheld, partially offset by $0.1 million of proceeds from the exercise of stock options.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50%. The Company used a portion of the proceeds from the Term Loan to pay for costs associated with the relocation and build-out of its new corporate headquarters in fiscal year 2014 at 330 West 34th Street, New York, New York and for general corporate purposes.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of July 29, 2017, the Company had availability under its revolving credit facility of $39.1 million, net of letters of credit outstanding of $17.0 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017, and availability of $46.3 million, net of letters of credit outstanding of $15.6 million, as of July 30, 2016. The $17.0 million in letters of credit outstanding at July 29, 2017 represents $2.8 million of trade letters of credit and $14.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually beginning in October 2017, for a total reduction of $6.0 million by October 2019.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures. The Company carried out an evaluation, as of July 29, 2017, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated, pursuant to the Company's authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 30, 2017 to May 27, 2017	—	$—	—	$—
May 28, 2017 to July 1, 2017	—	$—	—	$—
July 2, 2017 to July 29, 2017	136,030	$1.50	136,030	$3,312,752

Total	136,030	$1.50	136,030	$3,312,752

(1)
On July 13, 2017, the Company's board of directors authorized a 12-month extension of a previously approved share repurchase plan of up to $5.0 million of the Company's common stock, as described in the Company's press release issued on July 14, 2016. Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2017.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2017.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 31, 2017.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 31, 2017