Form 10-Q
period 2017-10-28
New York & Company, Inc.
filed 2017-12-06
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 28, 2017
OR
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

        As of November 29, 2017, the registrant had 64,057,593 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) the Company's dependence on mall traffic for its sales and the continued reduction in the volume of mall traffic; (ii) the Company's ability to anticipate and respond to fashion trends; (iii) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (iv) changes in the cost of raw materials, distribution services or labor; (v) the potential for economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products; (vi) the Company's ability to open and operate stores successfully; (vii) seasonal fluctuations in the Company's business; (viii) competition in the Company's market, including promotional and pricing competition; (ix) the Company's ability to retain, recruit and train key personnel; (x) the Company's reliance on third parties to manage some aspects of its business; (xi) the Company's reliance on foreign sources of production; (xii) the Company's ability to protect its trademarks and other intellectual property rights; (xiii) the Company's ability to maintain, and its reliance on, its information technology infrastructure; (xiv) the effects of government regulation; (xv) the control of the Company by its largest stockholder and any potential change of ownership; and (xvi) other risks and uncertainties as described in the Company's documents filed with the SEC, including its most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
Net sales	$214,182	$213,901	$648,155	$662,758
Cost of goods sold, buying and occupancy costs	146,584	149,917	447,574	471,837

Gross profit	67,598	63,984	200,581	190,921
Selling, general and administrative expenses	66,980	66,087	198,659	197,082

Operating income (loss)	618	(2,103)	1,922	(6,161)
Interest expense, net of interest income of $104, $1, $238, and $3, respectively	161	320	678	925

Income (loss) before income taxes	457	(2,423)	1,244	(7,086)
Provision for income taxes	105	109	316	217

Net income (loss)	$352	$(2,532)	$928	$(7,303)

Basic earnings (loss) per share	$0.01	$(0.04)	$0.01	$(0.12)

Diluted earnings (loss) per share	$0.01	$(0.04)	$0.01	$(0.12)

Weighted average shares outstanding:
Basic shares of common stock	63,242	63,459	63,213	63,399

Diluted shares of common stock	64,099	63,459	63,842	63,399

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
Comprehensive income (loss)	$362	$(2,440)	$1,123	$(7,025)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	October 28, 2017	January 28, 2017*	October 29, 2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,235	$88,369	$54,012
Accounts receivable	16,242	11,837	37,076
Income taxes receivable	115	144	47
Inventories, net	125,604	78,044	123,819
Prepaid expenses	17,648	18,746	18,790
Other current assets	2,587	824	1,226

Total current assets	231,431	197,964	234,970
Property and equipment, net	78,796	87,070	88,703
Intangible assets	14,879	14,879	14,879
Other assets	1,635	1,675	2,026

Total assets	$326,741	$301,588	$340,578

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$841	$841	$841
Accounts payable	105,419	68,068	109,586
Accrued expenses	61,714	69,294	54,584
Income taxes payable	—	174	149

Total current liabilities	167,974	138,377	165,160
Long-term debt, net of current portion	10,854	11,485	11,695
Deferred rent	28,192	30,039	31,211
Other liabilities	38,498	42,518	44,145

Total liabilities	245,518	222,419	252,211
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 66,012, 65,844 and 65,773 shares issued and 64,180, 64,367 and 64,351 shares outstanding at October 28, 2017, January 28, 2017 and October 29, 2016, respectively	66	66	66
Additional paid-in capital	182,947	181,399	180,717
Retained deficit	(95,544)	(96,472)	(86,484)
Accumulated other comprehensive loss	(1,161)	(1,356)	(1,633)
Treasury stock at cost; 1,831, 1,477 and 1,423 shares at October 28, 2017, January 28, 2017 and October 29, 2016, respectively	(5,085)	(4,468)	(4,299)

Total stockholders' equity	81,223	79,169	88,367

Total liabilities and stockholders' equity	$326,741	$301,588	$340,578

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended October 28, 2017	Nine months ended October 29, 2016
Operating activities
Net income (loss)	$928	$(7,303)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,354	17,291
Loss from impairment charges	611	271
Amortization of deferred financing costs	142	142
Share-based compensation expense	1,756	2,720
Changes in operating assets and liabilities:
Accounts receivable	(4,455)	(28,868)
Income taxes receivable	29	—
Inventories, net	(47,560)	(36,042)
Prepaid expenses	1,098	652
Accounts payable	37,351	27,361
Accrued expenses	(7,872)	1,330
Income taxes payable	(174)	(90)
Deferred rent	(1,847)	(3,140)
Other assets and liabilities	(4,978)	34,199

Net cash (used in) provided by operating activities	(8,617)	8,523
Investing activities
Capital expenditures	(7,794)	(13,332)
Insurance recoveries	50	—

Net cash used in investing activities	(7,744)	(13,332)
Financing activities
Repayment of long-term debt	(750)	(750)
Principal payment on capital lease obligations	(1,199)	(760)
Purchase of treasury stock	(622)	(909)
Shares withheld for payment of employee payroll taxes	(202)	(312)
Proceeds from exercise of stock options	—	120

Net cash used in financing activities	(2,773)	(2,611)

Net decrease in cash and cash equivalents	(19,134)	(7,420)
Cash and cash equivalents at beginning of period	88,369	61,432

Cash and cash equivalents at end of period	$69,235	$54,012

Supplementary non-cash investing activities
Non-cash capital lease transactions	$818	$4,102

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

October 28, 2017

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer designing on-trend and versatile collections at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 459 retail and outlet locations in 39 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45.

        The condensed consolidated financial statements as of October 28, 2017 and October 29, 2016 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended October 28, 2017 and October 29, 2016 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended January 28, 2017 ("fiscal year 2016"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 12, 2017. The 53-week fiscal year ending February 3, 2018 is referred to herein as "fiscal year 2017." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

2. New Accounting Pronouncements (Continued)

periods within those reporting periods. The standard may be applied retrospectively to each prior period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. The Company is nearly complete with its evaluation of the impact of the adoption of this standard on its consolidated financial statements and related disclosures. The Company plans to adopt Topic 606 on February 4, 2018 (the first day of fiscal year 2018) using the modified retrospective method, and expects the adoption of the new standard to impact the timing of when revenue is recognized from its loyalty rewards program and certain other sales incentives offered to the Company's customers.

        Currently under the Company's loyalty rewards program, the Company recognizes revenue for the full sale amount at the time of sale and accrues the estimated cost of rewards earned and outstanding until the rewards are redeemed or expire, which is referred to as the incremental cost method. Under Topic 606, the Company will no longer accrue the estimated cost of rewards earned and outstanding and will defer a portion of the revenue at the time of sale using the standalone selling price method, as described in Topic 606, until the rewards are redeemed or expire. On the date of adoption of Topic 606, the Company will establish a current liability for deferred revenue equal to the estimated value of rewards earned and outstanding that are expected to be redeemed under its loyalty rewards program, with an offsetting adjustment to the opening balance of retained earnings. In accordance with Topic 606, the Company plans to account for certain other sales incentives offered to its customers in a manner similar to the accounting for its loyalty rewards program under Topic 606. Topic 606 will require expanded disclosures related to revenue streams, performance obligations and cash flows and the related judgments used in developing the necessary estimates.

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

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

2. New Accounting Pronouncements (Continued)

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

        Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016 and $22.5 million was received on January 10, 2017. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which is being amortized on a straight-line basis over the 10-year term of the ADS Agreement. As of October 28, 2017, $30.0 million of deferred revenue is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the condensed consolidated balance sheet. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During the three and nine months ended October 28, 2017, the Company recognized revenue of $6.1 million and $17.7 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement. This compares to $3.1 million and $5.6 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement recognized during the three and nine months ended October 29, 2016, respectively. Under the previous agreement with ADS, during the three and nine months ended October 29, 2016, the Company recognized $0.6 million and $3.0 million of marketing credits, respectively, which were recorded as a reduction to marketing expense within "Selling, general and administrative expenses" on the condensed consolidated statements of operations, in accordance with generally accepted accounting principles. Under the previous agreement with ADS, marketing credits received by the Company were to be used for marketing of the Company's proprietary credit card program and other marketing-related activities, and as such the Company recorded these marketing credits as a reduction to marketing expense. These marketing credits were replaced by royalty fees under the new ADS Agreement.

4. Earnings (Loss) Per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share are calculated based on the weighted average number of

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

4. Earnings (Loss) Per Share (Continued)

outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
	(Amounts in thousands, except per share amounts)
Net income (loss)	$352	$(2,532)	$928	$(7,303)
Basic earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,242	63,459	63,213	63,399

Basic earnings (loss) per share	$0.01	$(0.04)	$0.01	$(0.12)

Diluted earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,242	63,459	63,213	63,399
Plus impact of share-based awards	857	—	629	—

Diluted shares of common stock	64,099	63,459	63,842	63,399

Diluted earnings (loss) per share	$0.01	$(0.04)	$0.01	$(0.12)

        The calculation of diluted earnings (loss) per share for the three and nine months ended October 28, 2017 and October 29, 2016 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
	(Amounts in thousands)
Stock options	13	310	190	346
Stock appreciation rights(1)	2,880	7,380	6,208	6,729
Restricted stock and units	92	605	208	656

Total anti-dilutive shares	2,985	8,295	6,606	7,731

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

5. Share-Based Compensation

        At the Company's 2017 Annual Meeting of Stockholders on June 20, 2017, the Company's stockholders approved, among other matters, an equal value-for-value SAR and option exchange program (the "Exchange Program"), which the Company completed on June 29, 2017. The Exchange Program was open to all associates of the Company who held SARs or stock options with an exercise price greater than or equal to $2.60 per share (the "Eligible Awards"). The Exchange Program was not available to any former associates or any non-executive members of the Company's board of directors. Pursuant to the Exchange Program, 4,888,379 eligible SARs and 237,750 eligible stock options were canceled and replaced with 2,466,694 replacement SARs at an exercise price equal to the Company's closing stock price ($1.36) on the replacement SARs grant date (June 29, 2017) ("Replacement SARs"). Of the Eligible Awards cancelled, 2,589,435 shares were returned to the Company's Amended and Restated 2006 Long-Term Incentive Plan (the "2006 Plan") to be available for future issuances. The exchange ratio was calculated such that the value of the Replacement SARs would equal the value of the canceled SARs and options, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. Replacement SARs granted in exchange for vested Eligible Awards have a new minimum time vesting requirement of one year from the date of the replacement grant, such that all Replacement SARs issued in the Exchange Program were unvested on the replacement grant date thereby increasing the retention value of previously vested awards. Replacement SARs granted in exchange for unvested Eligible Awards will continue to vest to the same extent and proportion as the tendered Eligible Awards. If an employee is involuntarily terminated without cause, or upon a change in control, the employee's Replacement SARs that were granted in exchange for vested Eligible Awards will vest under the original vesting schedule and the remaining unvested Replacement SARs will be forfeited on the termination effective date. The other terms and conditions of each Replacement SAR grant are substantially similar to those of the surrendered awards it replaced. Each Replacement SAR was granted under the 2006 Plan.

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 6% of the Company's workforce at October 28, 2017. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through December 6, 2018. The Company believes its relationship with its employees is good.

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

October 28, 2017

(Unaudited)

6. Pension Plan (Continued)

contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
	(Amounts in thousands)
Service cost	$84	$84	$252	$252
Interest cost	72	86	244	258
Expected return on plan assets	(134)	(122)	(379)	(369)
Amortization of unrecognized losses	13	96	206	289
Amortization of prior service credit	(3)	(4)	(11)	(11)

Net periodic benefit cost	$32	$140	$312	$419

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income (loss) reported on the Company's condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended October 28, 2017 and October 29, 2016 was approximately $10,000 and $92,000, respectively, and for the nine months ended October 28, 2017 and October 29, 2016 was approximately $195,000 and $278,000, respectively. As of January 28, 2017, the Company reported a minimum pension liability of $1.9 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2013. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2012.

        At January 28, 2017, the Company reported a total liability for unrecognized tax benefits of $1.8 million, including interest and penalties. There have been no material changes during the nine months ended October 28, 2017. Of the total $1.8 million of unrecognized tax benefits at January 28, 2017, approximately $1.4 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

7. Income Taxes (Continued)

positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of October 28, 2017, the Company's valuation allowance against its deferred tax assets was $74.7 million.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of October 28, 2017, the Company had availability under its revolving credit facility of $59.4 million, net of letters of credit outstanding of $14.7 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017, and availability of $54.3 million, net of letters of credit outstanding of $15.7 million, as of October 29, 2016. The $14.7 million in letters of credit outstanding at October 28, 2017 represents $2.5 million of trade letters of credit and $12.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

        As of October 28, 2017, January 28, 2017, and October 29, 2016, the Company had $6.2 million, $6.6 million, and $7.3 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

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

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

October 28, 2017

(Unaudited)

9. Fair Value Measurements (Continued)

circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three and nine months ended October 28, 2017, the Company recorded $0.1 million and $0.6 million, respectively, of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. During the three and nine months ended October 29, 2016, the Company recorded $0.3 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations.

10. Share Repurchases

        On July 13, 2017, the Company's board of directors authorized a 12-month extension of a previously approved share repurchase plan of up to $5.0 million of the Company's common stock, as described in the Company's press release issued on July 14, 2016. As of October 28, 2017, the Company had $3.3 million available under this plan to repurchase shares of its common stock.

        Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock.

        During the nine months ended October 28, 2017, the Company repurchased 354,554 shares of its common stock for a total cost of approximately $0.6 million, including commissions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer designing on-trend and versatile collections at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 459 retail and outlet locations in 39 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 45.

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

        Net sales for the three months ended October 28, 2017 were $214.2 million, as compared to $213.9 million for the three months ended October 29, 2016. Comparable store sales increased 2.2% for the three months ended October 28, 2017, as compared to a decrease of 0.7% for the three months ended October 29, 2016. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store and private label credit card royalties and related revenue are included in comparable store sales.

        Net income for the three months ended October 28, 2017 was $0.4 million, or earnings of $0.01 per diluted share, as compared to a net loss of $2.5 million, or a loss of $0.04 per diluted share, for the three months ended October 29, 2016. On a non-GAAP basis, adjusted net income for the three months ended October 28, 2017 was $1.0 million, or earnings of $0.02 per diluted share, which excludes $0.6 million of non-operating adjustments. This compares to non-GAAP adjusted net loss for the three months ended October 29, 2016 of $3.0 million, or a loss of $0.05 per diluted share, which excludes a $0.5 million non-operating benefit. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the nine months ended October 28, 2017 was $7.8 million, as compared to $13.3 million for the nine months ended October 29, 2016, primarily reflecting the remodeling/refreshing of 13 existing locations, the opening of 8 New York & Company stores and 3 Outlet stores, and continued investment in the Company's information technology infrastructure. Of the 11 new stores opened during the nine months ended October 28, 2017, 10 stores are in locations that were previously occupied by a competitor and therefore required relatively low capital investment to open. These are highly desirable locations, with short-term leases and competitively priced rents. During the nine months ended October 28, 2017, the Company closed 17 New York & Company stores and 1 Outlet store, ending the quarter with 459 stores, including 125 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at October 28, 2017 are 18 Eva

Mendes side-by-side stores, 52 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

        The Company launched the next phase of Project Excellence, which includes a comprehensive review of its pricing and logistics strategies in consultation with third-party experts in these areas. In addition, the Company remains focused on identifying areas to improve operational efficiency and reduce expenses.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended October 28, 2017 and October 29, 2016:

As a % of net sales	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.4%	70.1%	69.1%	71.2%

Gross profit	31.6%	29.9%	30.9%	28.8%
Selling, general and administrative expenses	31.3%	30.9%	30.6%	29.7%

Operating income (loss)	0.3%	(1.0)%	0.3%	(0.9)%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Income (loss) before income taxes	0.2%	(1.1)%	0.2%	(1.0)%
Provision for income taxes	—%	0.1%	0.1%	0.1%

Net income (loss)	0.2%	(1.2)%	0.1%	(1.1)%

Selected operating data:	Three months ended October 28, 2017	Three months ended October 29, 2016	Nine months ended October 28, 2017	Nine months ended October 29, 2016
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	2.2%	(0.7)%	0.1%	(0.9)%
Net sales per average selling square foot(1)	$93	$86	$279	$266
Net sales per average store(2)	$467	$442	$1,406	$1,361
Average selling square footage per store(3)	5,026	5,113	5,026	5,113

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended October 28, 2017		Three months ended October 29, 2016		Nine months ended October 28, 2017		Nine months ended October 29, 2016
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	460	2,313,026	486	2,488,307	466	2,367,194	490	2,511,429
New stores	2	11,238	1	5,019	11	48,826	2	10,536
Closed stores	(3)	(15,931)	(4)	(23,783)	(18)	(100,282)	(9)	(52,574)
Net impact of remodeled stores on selling square feet	—	(1,431)	—	—	—	(8,836)	—	152

Stores open, end of period	459	2,306,902	483	2,469,543	459	2,306,902	483	2,469,543

Three Months Ended October 28, 2017 Compared to Three Months Ended October 29, 2016

        Net Sales.    Net sales for the three months ended October 28, 2017 were $214.2 million, as compared to $213.9 million for the three months ended October 29, 2016. Comparable store sales increased 2.2% for the three months ended October 28, 2017, as compared to a decrease of 0.7% for the three months ended October 29, 2016. Included in comparable store sales for the three months ended October 28, 2017 and October 29, 2016 are royalties and other revenue totaling $6.1 million and $3.1 million recognized as a result of the ADS Agreement, respectively. In the comparable store base, average dollar sales per transaction increased by 1.6%, and the number of transactions per average store increased 0.7%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the three months ended October 28, 2017 was $67.6 million, or 31.6% of net sales, as compared to $64.0 million, or 29.9% of net sales, for the three months ended October 29, 2016. The increase in gross profit as a percentage of net sales for the three months ended October 28, 2017, as compared to the three months ended October 29, 2016, reflects a 210 basis point improvement in buying and occupancy costs primarily reflecting a decrease in occupancy costs, partially offset by a 40 basis point decrease in merchandise margin. The decrease in merchandise margin during the three months ended October 28, 2017, as compared to the three months ended October 29, 2016, is primarily driven by an increase in promotional activity combined with a $1.5 million increase in variable shipping costs resulting from significant growth in the Company's eCommerce business, partially offset by a $3.0 million increase in royalties and other revenue recognized as a result of the ADS Agreement.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $67.0 million, or 31.3% of net sales, for the three months ended October 28, 2017, as compared to $66.1 million, or 30.9% of net sales, for the three months ended October 29, 2016. Included in selling, general and administrative expenses for the three months ended October 28, 2017 is $0.8 million of non-operating charges, comprised of severance expense associated with the integration of brick-and-mortar channels into one merchant, planning, allocation and stores team, along with certain legal expense accruals, and consulting expenses related to new initiatives under Project Excellence. Selling, general and administrative expenses for the three months ended October 29, 2016 included a $0.5 million non-operating benefit from the reduction of a legal accrual.

        Selling, general, and administrative expenses during the three months ended October 28, 2017, as compared to the three months ended October 29, 2016, reflects a reduction in store selling expenses due to a lower store count, partially offset by an increase in variable compensation expense, a $0.9 million increase in eCommerce expenses largely due to variable expenses associated with the growth in eCommerce sales, and an increase in marketing expenses primarily due to the elimination of $0.6 million of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty fees under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles.

        Operating Income (Loss).    For the reasons discussed above, operating income for the three months ended October 28, 2017 was $0.6 million, as compared to an operating loss of $2.1 million for the three months ended October 29, 2016.

        Interest Expense, Net.    Net interest expense was $0.2 million and $0.3 million for the three months ended October 28, 2017 and October 29, 2016, respectively, primarily related to interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for both the three months ended October 28, 2017 and October 29, 2016 was $0.1 million.

        Net Income (Loss).    For the reasons discussed above, net income for the three months ended October 28, 2017 was $0.4 million, or earnings of $0.01 per diluted share, as compared to a net loss of $2.5 million, or earnings of $0.04 per diluted share, for the three months ended October 29, 2016.

Nine months Ended October 28, 2017 Compared to Nine months Ended October 29, 2016

        Net Sales.    Net sales for the nine months ended October 28, 2017 decreased 2.2% to $648.2 million, as compared to $662.8 million for the nine months ended October 29, 2016. Comparable store sales increased 0.1% for the nine months ended October 28, 2017, as compared to a decrease of 0.9% for the nine months ended October 29, 2016. Included in comparable store sales for the nine months ended October 28, 2017 and October 29, 2016 are royalties and other revenue totaling $17.7 million and $5.6 million recognized as a result of the ADS Agreement, respectively. In the comparable store base, average dollar sales per transaction increased by 2.4%, while the number of transactions per average store decreased by 2.0%, as compared to the same period last year. For further information related to the ADS Agreement, please refer to Note 3, "Proprietary Credit Card" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

        Gross Profit.    Gross profit for the nine months ended October 28, 2017 was $200.6 million, or 30.9% of net sales, as compared to $190.9 million, or 28.8% of net sales, for the nine months ended October 29, 2016. The increase in gross profit as a percentage of net sales during the nine months ended October 28, 2017, as compared to the nine months ended October 29, 2016, was due to a 60 basis point increase in merchandise margin and a 150 basis point improvement in buying and occupancy costs primarily reflecting a decrease in occupancy costs. The increase in merchandise margin during the nine months ended October 28, 2017, as compared to the nine months ended October 29, 2016, is primarily due to reduced product costs and a $12.1 million increase in royalties and other revenue recognized as a result of the ADS Agreement, partially offset by a $4.0 million increase in variable shipping costs resulting from significant growth in the Company's eCommerce business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $198.7 million, or 30.6% of net sales, for the nine months ended October 28, 2017, as compared to $197.1 million, or 29.7% of net sales, for the nine months ended October 29, 2016. Included in selling, general and administrative expenses for the nine months ended October 28, 2017 is $0.2 million of non-operating adjustments, comprised of severance expense associated with the integration of brick-and-mortar channels into one merchant, planning, allocation and stores team, consulting expenses related to new initiatives under Project Excellence, and certain executive relocation expense, partially offset by the reversal of a portion of the legal expense accrual related to an ongoing trademark infringement case. Selling, general and administrative expenses for the nine months ended October 29, 2016 included a $0.5 million non-operating benefit from the reduction of a legal accrual.

        Selling, general, and administrative expenses during the nine months ended October 28, 2017, as compared to the nine months ended October 29, 2016, reflects a reduction in store selling expenses due to the lower store count, a decrease in share-based compensation expense, and a decrease in insurance costs due to insurance credits. These improvements were offset by an increase in variable compensation expense, a $1.9 million increase in eCommerce expenses largely due to variable expenses associated with the growth in eCommerce sales, and an increase in marketing expenses primarily due to the elimination of $3.0 million of marketing credits earned under the old ADS private label credit card agreement, which have been replaced by royalty fees under the new ADS Agreement and classified by the Company as revenue in accordance with generally accepted accounting principles.

        Operating Income (Loss).    For the reasons discussed above, operating income for the nine months ended October 28, 2017 was $1.9 million, as compared to an operating loss of $6.2 million for the nine months ended October 29, 2016.

        Interest Expense, Net.    Net interest expense was $0.7 million for the nine months ended October 28, 2017, as compared to $0.9 million for the nine months ended October 29, 2016, primarily related to interest on the Term Loan, described further in the "Long-Term Debt and Credit Facilities" section below.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the nine months ended October 28, 2017 was $0.3 million, as compared to $0.2 million for the nine months ended October 29, 2016.

        Net Income (Loss).    For the reasons discussed above, net income for the nine months ended October 28, 2017 was $0.9 million, or earnings of $0.01 per diluted share, as compared to a net loss of $7.3 million, or a loss of $0.12 per diluted share.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for the three and nine months ended October 28, 2017 and October 29, 2016 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating adjustments, as described below. This non-GAAP financial information is provided to enhance the reader's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses and credits that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended October 28, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$146,584	$67,598	$66,980	$618	$352	$0.01
Adjustments affecting comparability
Certain severance expense	(206)	(206)	633	427	427
Consulting expense	—	—	114	114	114
Legal settlement fees	—	—	102	102	102

Total adjustments(1)	(206)	(206)	849	643	643	0.01

Non-GAAP as adjusted	$146,790	$67,392	$66,131	$1,261	$995	$0.02

	Three months ended October 29, 2016
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$149,917	$63,984	$66,087	$(2,103)	$(2,532)	$(0.04)
Adjustments affecting comparability
Legal accrual reduction	—	—	(473)	(473)	(473)

Total adjustments(1)	—	—	(473)	(473)	(473)	(0.01)

Non-GAAP as adjusted	$149,917	$63,984	$66,560	$(2,576)	$(3,005)	$(0.05)

	Nine months ended October 28, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$447,574	$200,581	$198,659	$1,922	$928	$0.01
Adjustments affecting comparability
Certain severance expenses	342	342	633	975	975
Consulting expense	—	—	1,195	1,195	1,195
Certain executive relocation expense	—	—	401	401	401
Legal settlement fees net accrual reversal (trademark infringement case)	—	—	(2,051)	(2,051)	(2,051)

Total adjustments(1)	342	342	178	520	520	0.01

Non-GAAP as adjusted	$447,232	$200,923	$198,481	$2,442	$1,448	$0.02

	Nine months ended October 29, 2016
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$471,837	$190,921	$197,082	$(6,161)	$(7,303)	$(0.12)
Adjustments affecting comparability
Legal accrual reduction	—	—	(473)	(473)	(473)

Total adjustments(1)	—	—	(473)	(473)	(473)	—

Non-GAAP as adjusted	$471,837	$190,921	$197,555	$(6,634)	$(7,776)	$(0.12)

(1)
The tax effect of the $0.6 million and $0.5 million of non-operating adjustments during the three months ended October 28, 2017 and October 29, 2016, respectively, is offset by a full valuation allowance against deferred tax assets. The tax effect of the $0.5 million of non-operating adjustments during the nine months ended October 28, 2017 and October 29, 2016 is offset by a full valuation allowance against deferred tax assets.

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

        The Company may also use cash to repurchase shares of its common stock. On July 13, 2017, the Company's board of directors authorized a 12-month extension of a previously approved share repurchase plan of up to $5.0 million of the Company's common stock, as described in the Company's press release issued on July 14, 2016. Purchases will be made in compliance with SEC rules and regulations, subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated to acquire any particular amount of common stock. As of October 28, 2017, the Company had $3.3 million available under this plan to repurchase shares of its common stock.

        The following tables contain information regarding the Company's liquidity and capital resources:

	October 28, 2017	January 28, 2017	October 29, 2016
	(Amounts in thousands)
Cash and cash equivalents	$69,235	$88,369	$54,012
Working capital	$63,457	$59,587	$69,810

	Nine months ended October 28, 2017	Nine months ended October 29, 2016
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(8,617)	$8,523
Net cash used in investing activities	$(7,744)	$(13,332)
Net cash used in financing activities	$(2,773)	$(2,611)

Net decrease in cash and cash equivalents	$(19,134)	$(7,420)

Operating Activities

        Net cash used in operating activities was $8.6 million for the nine months ended October 28, 2017, as compared to net cash provided by operating activities of $8.5 million for the nine months ended October 29, 2016. The increase in net cash used in operating activities during the nine months ended October 28, 2017, as compared to the net cash provided by operating activities during the nine months ended October 29, 2016, is primarily the result of an increase in net income and the $17.5 million signing bonus received in connection with the ADS Agreement on July 28, 2016, partially offset by fluctuations in accrued expenses.

Investing Activities

        Net cash used in investing activities was $7.7 million for the nine months ended October 28, 2017, as compared to $13.3 million for the nine months ended October 29, 2016. Net cash used in investing activities during the nine months ended October 28, 2017 represents capital expenditures of $3.5 million for store-related projects and $4.3 million related primarily to the Company's information technology infrastructure. During the nine months ended October 28, 2017, the Company opened 8 New York & Company stores and 3 Outlet stores, remodeled/refreshed 13 existing stores, and closed 17 New York & Company stores and 1 Outlet store, ending the third quarter of fiscal year 2017 with 459 stores, including 125 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at October 28, 2017 are 18 Eva Mendes side-by-side stores, 52 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique. Of the 11 new stores opened during the nine months ended October 28, 2017, 10 stores are in locations that were previously occupied by a competitor and therefore required relatively low capital investment to open. These are highly desirable locations, with short-term leases and competitively priced rents.

        Net cash used in investing activities during the nine months ended October 29, 2016 represents capital expenditures of $8.7 million for store-related projects and $4.7 million primarily related to the Company's information technology infrastructure. During the nine months ended October 29, 2016, the Company converted 50 New York & Company stores to Outlet stores, opened 2 New York & Company stores, remodeled/refreshed 20 existing stores, and closed 9 stores, ending the third quarter of fiscal year 2016 with 483 stores, including 130 Outlet stores, and 2.5 million selling square feet in operation. Included in the New York & Company store count at October 29, 2016, are 18 Eva Mendes side-by-side, 24 Eva Mendes shop-in-shop stores, and 2 free-standing Eva Mendes boutiques.

        For fiscal year 2017, capital expenditures are expected to be between $12 million and $14 million. In total, fiscal year 2017 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. The Company expects to end fiscal year 2017 having remodeled/refreshed 14 existing stores, opened 11 stores, and closed 46 stores, ending the fiscal year with approximately 431 stores, including 118 Outlet stores, and 2.2 million selling square feet.

        As of October 28, 2017, more than 65% of its store leases could be terminated by the Company before fiscal year end 2019.

        On November 28, 2017, the Company issued a press release announcing that it has entered into an asset purchase agreement to acquire certain assets of Fashion to Figure®, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure brand, for a cash purchase price of $1.4 million plus no more than $1.0 million of fees and expenses.

Financing Activities

        Net cash used in financing activities for the nine months ended October 28, 2017 was $2.8 million, which consists primarily of $1.2 million of principal payments on capital lease obligations, $0.8 million in quarterly amortization payments of the Term Loan, $0.6 million for the purchase of treasury stock, and $0.2 million of employee payroll taxes for which shares were withheld. Net cash used in financing activities for the nine months ended October 29, 2016 was $2.6 million, which consists of $0.9 million for the purchase of treasury stock, $0.8 million in quarterly amortization payments of the Term Loan, $0.8 million of principal payments on capital lease obligations, and $0.3 million of employee payroll taxes for which shares were withheld, partially offset by $0.1 million of proceeds from the exercise of stock options.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against eligible inventory and certain other eligible assets. As of October 28, 2017, the Company had availability under its revolving credit facility of $59.4 million, net of letters of credit outstanding of $14.7 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017, and availability of $54.3 million, net of letters of credit outstanding of $15.7 million, as of October 29, 2016. The $14.7 million in letters of credit outstanding at October 28, 2017 represents $2.5 million of trade letters of credit and $12.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures. The Company carried out an evaluation, as of October 28, 2017, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2017.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2017.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 6, 2017.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: December 6, 2017