Form 10-K
period 2018-02-03
New York & Company, Inc.
filed 2018-04-17
CIK 1211351

Use these links to rapidly review the document

Index to Financial Statements
EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

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

         The aggregate market value of common stock held by non-affiliates as of July 28, 2017 was approximately $47.6 million, using the closing price per share of $1.56, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of April 7, 2018 was 64,084,745.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2018 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K INDEX

i

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

PART I

Item 1.    Business

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 432 retail stores, including 119 New York & Company Outlet stores ("Outlets"), in 37 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company offers a merchandise assortment consisting of wear-to-work, casual apparel and accessories, including pants, dresses, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags, jewelry and shoes. The Company's merchandise reflects current fashions and fulfills a broad spectrum of its customers' lifestyle and wardrobe requirements, providing every woman with a fashion strategy from work to weekend. The Company offers a wide range of merchandise sizes, including 00 to 20, XXS to XXL, petite, tall, and plus.

        The Company positions its retail stores and eCommerce store as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. Over the past several years the Company has invested in its omni-channel infrastructure, including its website and mobile platforms, in order to provide its customers with the ability to shop where, when and how they would like. The Company continues to transform from a traditional brick-and-mortar retailer to an omni-channel platform with a dominant digital channel. The Company's stores are typically concentrated in medium to large population centers of the United States and are located in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

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

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 53-week year ended February 3, 2018, and the 52-week years ended January 28, 2017 and January 30, 2016 are referred to herein as "fiscal year 2017," "fiscal year 2016," and "fiscal year 2015," respectively. The 52-week year ending February 2, 2019 is referred to herein as "fiscal year 2018."

The Company's Growth Strategies

Evolve as a Broader Lifestyle Brand

        The Company's celebrity partnerships and sub-brand strategy deliver a differentiated experience for its customers, provide trending fashion and a versatile assortment that the Company believes will continue to broaden its reach as a lifestyle brand. Net sales from the Company's partnerships with Eva Mendes and Gabrielle Union grew at a double-digit percentage rate in fiscal year 2017. The Company believes that its successful celebrity partnerships have also elevated the performance of the Company's other sub-brands and will continue to do so in the future. The Company currently has the following sub-brands: 7th Avenue Design Studio, Soho Jeans and Soho Street, the Eva Mendes Collection, and the Gabrielle Union Collection. The Company believes that its key merchandise initiatives and sub-brand strategy differentiate it from its competitors and provides its customers fashion, quality and value with an appealing merchandise assortment at attractive price points.

        On February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, for a total cash purchase price of $2.4 million including fees and expenses which was funded with cash on hand ("FTF Asset Acquisition"). The Company believes that the development and growth of its newest brand will allow it to successfully compete in the plus-size market and further differentiate its merchandise offering.

        Looking forward, with approximately $91 million of cash on-hand and no borrowings outstanding under its revolving credit facility, the Company will continue to evaluate new opportunities, such as acquisitions, investments in celebrity collaborations, investments in omni-channel capabilities, among other areas, to expand its merchandise offering and evolve as a broader lifestyle brand.

Enhance Brand Awareness, Increase Customer Engagement, and Drive Traffic

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company® brand through its merchandise assortment, celebrity partnerships, expansion of its private label credit card and loyalty program ("Runway Rewards"), best-in-class customer service, and consistent marketing in-store, on its website and through mobile devices, including tablets. The Company believes that its celebrity partnerships with Eva Mendes and Gabrielle Union elevate and differentiate its brand. The Company leverages its celebrity partnerships to create an emotional connection with its customers and increase overall brand awareness. The Company continually explores the addition of new celebrity partnerships, and expects to partner with a third celebrity brand ambassador in the Fall of 2018 to be the face of the Soho Jeans sub-brand.

        As mall traffic continues to decline, the Company has heightened its focus and resources towards its strategic marketing efforts to drive customer traffic into its brick-and-mortar stores and online. As part of the company-wide focus to increase traffic and conversion, the Company plans to leverage its celebrity collaborations, further develop its brand ambassador program, invest in digital marketing campaigns, and maintain new and fresh in-store marketing initiatives, such as hosting exciting events and experiences that resonate with its customers.

Drive eCommerce Growth and Expand Omni-Channel Capabilities

        The Company is an omni-channel retailer with the goal of providing a seamless and consistent shopping experience across all channels of its business, allowing its customers to shop in stores, on mobile or desktop. In fiscal year 2017, net sales from eCommerce represented approximately 30% of the Company's business. The Company views the eCommerce channel (www.nyandcompany.com) as its largest store providing the broadest selection of merchandise, including exclusive styles and extended sizes. The Company's eCommerce store is integral to the success of its omni-channel retail strategy, driving increased sales and traffic across all channels.

        The Company intends to continue to invest resources into omni-channel retail initiatives and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across all channels of the business. Current omni-channel capabilities allow a customer to order from the Company's eCommerce website and pick up or return merchandise in-store. In addition, the Company has the ability to ship items from a store to fulfill a customer's order that came through the eCommerce website or from another store.

Optimize Existing Store Base

        The Company is continually focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling/refreshing a portion of its existing stores annually. The reduction of non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores. Since the beginning of fiscal year 2012, the Company has closed 165 locations and in fiscal year 2018 expects to close between 35 and 45 stores. In addition, the Company will continue leveraging selling square feet in existing locations by converting a select number of New York & Company stores to side-by-side or shop-in-shop formats with a New York & Company store and Eva Mendes boutique. As of February 3, 2018, the Company operated 72 of these converted New York & Company stores, including 18 Eva Mendes side-by-side stores and 54 Eva Mendes shop-in-shop stores, as well as 1 free-standing Eva Mendes store.

        The Company plans to open a select number of new New York & Company stores and Outlets annually. The Company has targeted locations where it believes it can increase market penetration and operate highly profitable stores. During fiscal year 2018, the Company plans to open approximately five New York & Company stores and one Outlet store in highly desirable locations, with short-term leases and competitively priced rents, which were previously occupied by a competitor and therefore require relatively low capital investment prior to opening.

        In connection with the FTF Asset Acquisition, the Company negotiated new store lease agreements in eight locations previously occupied by Fashion to Figure. These eight new Fashion to Figure stores opened in the first quarter of fiscal year 2018.

Design and Merchandising

        In connection with the Company's corporate reorganization, the Company recently integrated its Outlet and traditional New York & Company design and merchandising teams. The Company's product development group, led by its merchant and design teams in collaboration with celebrity partners, is dedicated to consistently delivering high-quality and on trend fashion apparel and accessories at competitive prices to its customers. The Company seeks to provide its customers with key fashion items of the season and a versatile wardrobe that addresses customers' specific lifestyle needs. The Company offers multiple lifestyle assortments through its successful celebrity partnerships and sub-brands and a broad assortment of coordinating apparel items and accessories. The Company's merchandising, marketing and promotional efforts encourage multiple-unit and outfit purchases.

        While the Company delivers select new items every two to four weeks to its stores in order to keep the merchandise current and to keep customers engaged, new product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. From a speed to market perspective, the Company has made several improvements to its product development calendar, which have shortened the total supply chain timeline. These changes, along with the implementation of a formalized "Fast Track" product development process, enables the Company to more effectively leverage runway and trend intelligence; and combined with improvements to the Company's logistics network provides more rapid delivery of product from concept to in-store. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies in partnership with their planners, in addition to a detailed list of desired apparel pieces and accessories to guide the designers, as well as buying, testing, editing, product placement and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a versatile merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products directly from manufacturers and in some instances from importers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 97% of all merchandise purchases made during fiscal year 2017. The Company utilized three major apparel agents, which together represented approximately 74% of the Company's merchandise purchases during fiscal year 2017; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases. The Company expects to continue to utilize three major apparel agents for a large portion of its merchandise in fiscal year 2018, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market without sacrificing quality.

        Quality Assurance and Compliance Monitoring.    The Company entered into a transition services agreement with L Brands on November 27, 2002, as amended, in connection with the acquisition of Lerner Holding (the "transition services agreement"). As part of the transition services agreement, Independent Production Services ("IPS"), a unit of L Brands, provided the Company with monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for Suppliers, labor standards, and supply chain security up until September 2017, at which point the Company launched the New York & Company Global Compliance Program ("the Compliance Program"). The Compliance Program includes supply chain labor standards and Customs-Trade Partnership Against Terrorism (C-TPAT) security audits, both announced and unannounced, conducted by the Company's in-house compliance team, as well as the Company's primary third party audit firm and two additional secondary independent audit firms. Annual overseas visits and audits with select vendors and their respective factories are conducted by the Company's in-house compliance team, and the Company's in-house compliance team visits factories to ensure that the factory associates understand and comply with the Company's Code of Business Conduct for Suppliers, labor standards and supply chain security standards. The Company's independent buying agents and importers also conduct in-line factory and final quality audits. In addition, all of the factories that manufacture merchandise for New York & Company enter into a master sourcing agreement with the Company that specifies their obligations with respect to quality, safety and ethical business practices. As of February 3, 2018, the sourcing of Fashion to Figure merchandise was not monitored under the Compliance Program, but the Company plans to incorporate Fashion to Figure into the Compliance Program during fiscal year 2018.

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

        The Company relies on a third-party to operate its eCommerce store, including fulfillment services. The third-party warehouse facility is located in Martinsville, Virginia. Merchandise is received in this location from L Brands' distribution center. The operation of the Company's eCommerce store is covered by a master services agreement that is in effect through April 30, 2018, and the Company expects to renew the agreement.

Real Estate

        As of February 3, 2018, the Company operated 432 stores in 37 states, with an average of 5,026 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are primarily located in medium to large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations. As of February 3, 2018, approximately 65% of the Company's store leases could be terminated by the Company before fiscal year end 2019.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2013	519	8	(20)	7	507
2014	507	12	(15)	11	504
2015	504	12	(26)	8	490
2016	490	2	(26)	2	466
2017	466	11	(45)	1	432

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net reduction of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2013	2,725,273	30,445	(106,256)	(12,388)	2,637,074
2014	2,637,074	46,161	(74,478)	(11,769)	2,596,988
2015	2,596,988	50,638	(120,559)	(15,638)	2,511,429
2016	2,511,429	10,536	(150,697)	(4,074)	2,367,194
2017	2,367,194	48,826	(235,743)	(8,948)	2,171,329

Store Count by State as of February 3, 2018

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	6	Maryland	16	Ohio	16
Arizona	5	Massachusetts	9	Oklahoma	1
Arkansas	2	Michigan	8	Pennsylvania	28
California	49	Minnesota	3	Rhode Island	2
Colorado	3	Mississippi	2	South Carolina	10
Connecticut	8	Missouri	5	South Dakota	1
Delaware	2	Nebraska	1	Tennessee	10
Florida	30	Nevada	3	Texas	37
Georgia	18	New Hampshire	1	Utah	1
Illinois	17	New Jersey	31	Virginia	20
Indiana	6	New Mexico	1	Wisconsin	4

Kentucky	6	New York	46	Grand Total	432

Louisiana	5	North Carolina	19

        Site Selection.    The Company's real estate department is responsible for new store site selection. While selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        Each New York & Company store is typically 4,000 to 6,000 selling square feet. Each Outlet store is typically 3,000 to 5,000 selling square feet. In fiscal year 2018, the Company expects to open approximately 5 New York & Company stores with short-term leases, open 1 new Outlet store, open 8 Fashion to Figure stores, convert 1 existing New York & Company store to an Outlet store, remodel/refresh 11 existing locations, and close 35 stores to 45 stores, ending the fiscal year with roughly 401 stores to 411 stores, and approximately 2.0 million selling square feet.

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

        Pricing and Promotional Strategy.    The Company's pricing and promotional strategy is designed to drive customer traffic, maximize conversion and promote brand loyalty. The promotional pricing strategy is designed to encourage multiple-unit sales. Select key items are also prominently displayed in store windows at competitive prices to drive traffic into the stores.

        Inventory Management.    The Company's inventory management systems, which support the Company's omni-channel retail strategy, are designed to maximize merchandise profitability and increase inventory turns. The Company constantly monitors inventory turns on the selling floor and uses pricing and promotions to maximize sales and profitability and to achieve inventory turn goals. The Company's inventory loss prevention program is integrated with the store operations and finance departments of its business. This program includes electronic article surveillance systems in a majority of stores, including sensor and ink tagging, as well as the use of data analytics, fraud prevention technology, the monitoring of merchandise returns, merchandise voids, employee sales and deposits, and educating store personnel on loss prevention.

        Field Sales Organization.    New York & Company store and Outlet operations are organized into 4 regions. The 4 regions are organized into 35 districts. Each region is managed by a regional manager. The Company staffs approximately 35 district managers, with each typically responsible for the sales and operations of 12 stores on average. Each store is usually staffed with a store manager and 2 additional support staff. Higher volume stores may have additional positions as required. All stores are staffed with hourly sales associates. The Company has approximately 1,200 full-time in-store managers. The goal of the Company's field sales organization is to provide a memorable customer experience by creating an environment that is inspirational, exciting and fun. To accomplish this goal, the field sales organization is continuously engaged in various initiatives to improve talent assessment and acquisition processes, enhance brand education and communication training and increase engagement with the customer in store to drive sales and profitability. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive/bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field leaders and aligns their interests with the financial goals of the Company. The Company evaluates the selling and fitting room experience, visual merchandising standards, and the operational execution of running a productive store. Stores are required to meet or exceed established store standards to ensure the quality of the customers' overall in-store experience.

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

Brand Building and Marketing

        The Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its exclusive merchandise and sub-brands, including 7th Avenue Design Studio, Soho Jeans and Soho Street, Eva Mendes Collection, and Gabrielle Union Collection, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiate its brand from its competitors and drives strong brand recognition and endorsement by its target customers. The Company is leveraging its existing partnerships with celebrities Eva Mendes and Gabrielle Union, and expects to partner with a third celebrity brand ambassador in the Fall of 2018 to be the face of the Soho Jeans sub-brand. The Company believes its celebrity partnerships create an emotional connection with its customers and increase overall brand awareness.

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

        The Company believes that it is strategically important to communicate directly with its current customer base and with potential customers on a regular basis. The Company uses its customer database, which includes over four million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

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

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, which replaced the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. In addition, over the 10-year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During fiscal year 2017 and fiscal year 2016, the Company recognized $24.8 million and $11.0 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement, respectively. This compared to recognizing $4.2 million of marketing credits in fiscal year 2015 under the previous agreement with ADS, which were recorded as a reduction to marketing expense within selling, general and administrative expenses.

        The Company has a strong strategic focus on its private label credit card and its Runway Rewards loyalty program to increase the number of credit card holders and sales to such customers. NY&C PLCC sales increased 0.9% in fiscal year 2017 and accounted for 43% of total company sales, up from 41% in fiscal year 2016. NY&C PLCC customers spend two to three times more annually than customers that are not NY&C PLCC holders.

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

Competition

        The retail and apparel industries are highly competitive. The Company has positioned its stores as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points generally below those of department stores and other specialty retailers. The Company competes with traditional department stores, specialty store retailers, discount apparel stores, international retailers opening large numbers of stores in the United States, and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company differentiates itself from its competitors on the basis of its exclusive merchandise and sub-brands, including 7th Avenue Design Studio, Soho Jeans and Soho Street, Eva Mendes Collection, and Gabrielle Union Collection, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service. In fiscal year 2018, the Company expects that the development and growth of its newest brand, Fashion to Figure, will allow it to successfully compete in the plus-size market and further differentiate its merchandise offering. The Company believes that its talented, in-house design, marketing, sourcing and production teams, in partnership with a global network of vendors and factories provide a competitive advantage.

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

Intellectual Property

        The Company's trademarks, including New York & Company®, NY&C®, NY Style®, Soho New York & Company Jeans®, Lerner®, Lerner New York®, and Fashion to Figure® brands, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with registries of many foreign countries.

Employees and Labor Relations

        As of February 3, 2018, the Company had a total of 6,789 employees of which 1,547 were full-time employees and 5,242 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is in effect through August 31, 2018. Approximately 6% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

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

        The U.S. government is contemplating various actions regarding trade with China, including the possibility of levying various tariffs on imports from China. The Company sources approximately 60% of its goods from China so any tariffs or other trade restrictions impacting the import of apparel and accessories from China could have a material adverse impact on the Company.

Available Information

        The Company makes available free of charge on its website, www.nyandcompany.com, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after filing or furnishing such material electronically with the United States Securities and Exchange Commission. Copies of the charters of each of the Company's Audit Committee, Compensation Committee, and Nomination & Governance Committee, as well as the Company's Corporate Governance Guidelines, Code of Business Conduct for Associates, Code of Conduct for Principal Executive Officers and Key Financial Associates, and Code of Business Conduct for Suppliers, are also available on the website.

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

        The Company's success depends in part on management's ability to anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully identify or react to changing styles or trends and misjudges the market for its products or any new product lines, its sales may be lower, gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its financial condition and results of operations. The Company's brand image may also suffer if customers believe that it is no longer able to offer the latest fashions. The Company's Eva Mendes Collection and Gabrielle Union Collection are affiliated with celebrities. If the Company experiences an unplanned interruption in the collaboration with Eva Mendes or Gabrielle Union, for any reason, it may result in a decrease in net sales and profitability.

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

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 97% of all merchandise purchases during fiscal year 2017. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The U.S. government is contemplating various actions regarding trade with China, including the possibility of levying various tariffs on imports from China. The Company sources approximately 60% of its goods from China so any tariffs or other trade restrictions impacting the import of apparel and accessories from China could have a material adverse impact on the Company.

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

        The Company purchases apparel and accessories directly from third-party manufacturers and in some instances from importers. The Company utilized three major apparel agents, which together represented approximately 74% of the Company's merchandise purchases made during fiscal year 2017; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases. The Company expects to continue to utilize three major apparel agents for a large portion of its merchandise in fiscal year 2018, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market without sacrificing quality. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company's control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

The Company plans to open a select number of new stores, while relocating and remodeling/refreshing a portion of its existing store base annually. The Company may not be able to successfully open new stores, or relocate or remodel/refresh existing stores on a timely basis or at all. In addition, opening new stores and relocating or remodeling/refreshing existing stores may strain its resources and cause the performance of its existing stores to suffer.

        The Company plans to open a select number of new stores, while relocating and remodeling/refreshing a portion of its existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease and renewal terms, including the renegotiation of existing rent concessions, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. To the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its new stores through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

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

        Additional services were also provided by L Brands and its subsidiaries and affiliates pursuant to the transition services agreement. IPS assisted the Company with its monitoring of country of origin and point of fabrication compliance for U.S. Customs up until September 2017, at which point the Company launched the Compliance Program. Since the launch of the Compliance Program, the Company's in-house compliance team confirms, in partnership with various third party providers, country of origin and point of fabrication compliance for U.S. Customs. Any failure of the Company, or its third party providers, to fulfill their obligations under the Compliance Program, could disrupt the Company's operations and negatively impact its profitability. As of February 3, 2018, the sourcing of Fashion to Figure merchandise was not monitored under the Compliance Program which may result in a heightened risk of disruptions in the Company's business. The Company plans to incorporate Fashion to Figure into the Compliance Program during fiscal year 2018.

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

        The Company requires its manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, product quality and safety, and environmental compliance. Additionally, the Company imposes upon its business partners operating guidelines that require additional obligations in order to promote ethical business practices. The Company's in-house compliance team, staff of third party inspection services companies, and the staff of the Company's non-exclusive buying agents and importers periodically visit and monitor the operations of the Company's manufacturers to determine compliance. However, the Company does not control its manufacturers or their labor and other business practices. If one of the Company's manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to the Company could be interrupted, orders could be canceled, relationships could be terminated and the Company's reputation could be damaged. Any of these events could have a material adverse effect on the Company's revenues and, consequently, its results of operations.

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

        On April 4, 2016, the State of California passed legislation raising the hourly minimum wage to $15 by the end of year 2022. On the same day, the State of New York enacted similar legislation increasing the hourly minimum wage to $15 in New York City by the end of year 2018, and in other parts of the state by the end of year 2021. Such legislation requires mandatory annual increases to the hourly minimum wage in the interim. As a result, on January 1, 2017 and again on January 1, 2018, the Company increased the hourly minimum wage in California, New York City, and other parts of New York State, as well as a number of other states, as required. In addition, Congress and many states are still considering cybersecurity legislation that, if enacted, could impose additional obligations upon the Company.

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

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, NY&C, NY Style, Soho New York & Company Jeans, Lerner, and Fashion to Figure, and are protected in the United States and in some cases internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; respond to office actions and examining attorneys in those countries where the marks are not yet registered; maintain its trademark portfolio in the United States; file statements of use, renewal documents, assignments, policing of marks and third party infringements; and handle the initiation and defense of opposition and/or cancellation proceedings. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

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

        Because the Company's brand is associated with all of its New York & Company merchandise in addition to its stores, the Company's success depends heavily on the value associated with its brand. The New York & Company name is integral to the Company's existing business, as well as to the implementation of its strategy for growing and expanding its business. The New York & Company brand could be adversely affected if the Company's public image or reputation were to be tarnished, which could result in a material adverse effect on the Company's business. If the value associated with the Company's brand were to diminish, the Company's sales could decrease, causing decreased profits or losses.

Risks associated with the Company's eCommerce store.

        The Company operates an online store at www.nyandcompany.com, which is integral to the success of the Company's omni-channel retail strategy and where it sells its largest assortment of its merchandise. The Company's eCommerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, cybersecurity incidents and the need to invest in additional computer systems. The eCommerce operations also involve other risks that could have an impact on the Company's results of operations, including but not limited to diversion of sales from the Company's other stores, rapid technological change, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. If the Company is unable to successfully address and respond to these risks, revenues could be lost, costs could increase, and the Company's reputation may be damaged.

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

The covenants in the Company's revolving credit facility impose restrictions that may limit its operating and financial flexibility.

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

        In addition, the Company's credit facility include other and more restrictive covenants and prohibit it from prepaying its other indebtedness while indebtedness under its credit facility is outstanding. The agreement governing the Company's credit facility also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company's ability to comply with these ratios may be affected by events beyond the Company's control.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 2.8 million total gross square feet as of February 3, 2018, are leased under operating leases. The typical store lease is originally for a ten-year term and requires the Company to pay real estate taxes, common area maintenance charges, utilities and other landlord charges. As of February 3, 2018, approximately 65% of its store leases could be terminated by the Company before fiscal year end 2019. The Company leases 182,709 square feet of office space at 330 West 34th Street, New York, New York which expires in 2030. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "NWY." The number of holders of record of common stock at March 30, 2018 was 145. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2017
Fourth quarter	$3.56	$1.61
Third quarter	$2.21	$1.40
Second quarter	$1.70	$1.28
First quarter	$2.38	$1.56
Fiscal Year 2016
Fourth quarter	$2.60	$1.88
Third quarter	$2.71	$1.79
Second quarter	$3.85	$1.34
First quarter	$4.15	$1.82

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

Performance Graph

        The following graph shows a comparison of the cumulative total return on an initial investment of $100 on February 2, 2013 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

*
$100 invested on 2/2/13 in stock or index, including reinvestment of dividends.

Issuer Sales of Equity Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for New York & Company, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 53-week fiscal year ended February 3, 2018, referred to as "fiscal year 2017," 52-week fiscal year ended January 28, 2017, referred to as "fiscal year 2016," the 52-week fiscal year ended January 30, 2016, referred to as "fiscal year 2015," the 52-week fiscal year ended January 31, 2015, referred to as "fiscal year 2014," and the 52-week fiscal year ended February 1, 2014, referred to as "fiscal year 2013," have been derived from the audited consolidated financial statements of New York & Company, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2017 (53-weeks)	Fiscal Year 2016 (52-weeks)	Fiscal Year 2015 (52-weeks)	Fiscal Year 2014 (52-weeks)	Fiscal Year 2013 (52-weeks)
Statements of operations data:
Net sales	$926,868	$929,081	$950,108	$923,332	$939,163
Cost of goods sold, buying and occupancy costs	644,041	665,102	685,253	673,557	674,793

Gross profit	282,827	263,979	264,855	249,775	264,370
Selling, general and administrative expenses(1)	275,899	279,362	272,960	265,371	261,293

Operating income (loss)	6,928	(15,383)	(8,105)	(15,596)	3,077
Interest expense, net of interest income	815	1,235	1,227	573	369

Income (loss) before income taxes	6,113	(16,618)	(9,332)	(16,169)	2,708
Provision for income taxes(2)	438	673	737	716	314

Net income (loss)	$5,675	$(17,291)	$(10,069)	$(16,885)	$2,394

Basic earnings (loss) per share	$0.09	$(0.27)	$(0.16)	$(0.27)	$0.04

Diluted earnings (loss) per share	$0.09	$(0.27)	$(0.16)	$(0.27)	$0.04

Weighted average shares outstanding:
Basic shares of common stock	63,273	63,356	63,154	62,825	62,313

Diluted shares of common stock	64,054	63,356	63,154	62,825	63,240

(amounts in thousands)	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Balance sheet data (at period end):
Cash and cash equivalents	$90,908	$88,369	$61,432	$69,293	$69,723
Working capital	$64,785	$59,587	$42,035	$46,665	$52,418
Total assets	$302,956	$301,588	$283,460	$301,254	$288,753
Capital lease obligations	$5,765	$6,585	$3,915	$2,165	$—
Total long-term debt(3)	$11,485	$12,326	$13,167	$14,124	$—
Stockholders' equity	$86,861	$79,169	$93,771	$99,359	$113,215

(1)
Fiscal year 2017, fiscal year 2016, fiscal year 2015, and fiscal year 2014 includes $0.4 million, $5.7 million, $7.8 million, and $9.2 million of non-operating charges, respectively. For further information related to the non-operating charges in fiscal year 2017, fiscal year 2016, and fiscal year 2015, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" section below.

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

On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of long-term debt.

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

Overview

        New York & Company, Inc. is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 432 retail stores, including 119 New York & Company Outlet stores, in 37 states, while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 53-week year ended February 3, 2018, and the 52-week years ended January 28, 2017 and January 30, 2016 are referred to herein as "fiscal year 2017," "fiscal year 2016," and "fiscal year 2015," respectively. The 52-week year ending February 2, 2019 is referred to herein as "fiscal year 2018."

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store are included in comparable store sales. In addition, recognized royalty revenue and the amortization of signing bonuses received in connection with the new ADS Agreement, which amounted to $24.8 million in fiscal year 2017 and $11.0 million in fiscal year 2016, are included in comparable store sales. Non-comparable store sales include new stores, stores relocated within the same shopping center and remodeled stores that have a change in gross square footage of more than 20%, which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store are recognized when the merchandise is shipped to the customer and the purchases are paid for. A reserve is provided for projected merchandise returns based on prior experience.

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

Fiscal Year 2017 Summary

        Net income for fiscal year 2017 improved by $23.0 million to $5.7 million, or earnings of $0.09 per diluted share, as compared to a net loss of $17.3 million, or a loss of $0.27 per diluted share, for fiscal year 2016. The improvement in operating results during fiscal year 2017, as compared to fiscal year 2016, reflects the Company's focus and execution on its strategic initiatives, which are as follows: (i) evolve as a broader lifestyle brand through the growth of the Company's celebrity collaborations and sub-brand strategy, including the Eva Mendes Collection, the Gabrielle Union Collection which launched in August 2017, 7th Avenue Design Studio, Soho Jeans and Soho Street; (ii) enhance brand awareness and increase customer engagement, including growth in both the number of new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to evolve as an omni-channel retailer; (iv) optimize the Company's existing store base; and (v) continue ongoing Project Excellence initiatives, including leveraging the Company's "Go-To-Market" process improvements to provide more rapid delivery of product from concept to in-store, and remain focused on cost savings opportunities and increase operating efficiencies across the organization.

        Net sales for fiscal year 2017 were $926.9 million, as compared to $929.1 million for fiscal year 2016. Comparable store sales for fiscal year 2017 increased 1.0%, as compared to a decrease of 0.7% for fiscal year 2016. Non-GAAP adjusted net income for fiscal year 2017 was $6.4 million, or earnings of $0.10 per diluted share, which excludes $0.8 million of non-operating charges. Non-GAAP adjusted net loss for fiscal year 2016 was $11.6 million, or a loss of $0.18 per diluted share, which excludes $5.7 million of non-operating charges. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for fiscal year 2017 was $12.5 million, as compared to $18.3 million for fiscal year 2016. During fiscal year 2017, the Company opened 8 New York & Company stores and 3 Outlet stores, remodeled/refreshed 14 existing stores, and closed 45 stores, ending fiscal year 2017 with

432 stores, including 119 Outlet stores and 2.2 million selling square feet in operation. Included in the New York & Company store count at February 3, 2018 are 18 New York & Company stores which feature Eva Mendes side-by-side stores and 54 New York & Company stores which feature Eva Mendes shop-in-shop boutiques, as well as 1 free-standing Eva Mendes store. As of February 3, 2018, approximately 65% of its store leases could be terminated by the Company before fiscal year end 2019.

        In addition to the store-related capital expenditures in fiscal year 2017, the Company continued to invest in its information technology infrastructure, including the expansion of its omni-channel strategy, eCommerce store and mobile applications. The Company's investments in its technology and omni-channel strategy over the past two years, includes the rollout of a new company-wide POS system upgrade, including new cash registers, mobile scanners and tablets. These investments contribute to improved store productivity, increase security levels across the Company's operating systems and support further omni-channel initiatives.

        As previously disclosed, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"), which replaced the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. In addition, over the 10-year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During fiscal year 2017 and fiscal year 2016, the Company recognized $24.8 million and $11.0 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement, respectively.

        The Company's private label credit card holders participate in the Company's Runway Rewards loyalty program, which the Company uses to drive customer engagement, increase shopping frequency and increase annual customer spend. During fiscal year 2017, sales from private label credit card holders increased 0.9% from the prior year and represented 43% of net sales, up from 41% in fiscal year 2016. For further information related to the ADS Agreement, please refer to Note 4, "Proprietary Credit Card" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        The Company continues to benefit from its ongoing, business re-engineering program referred to as Project Excellence, which consists of a continuous analysis of business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure. Since the start of Project Excellence in fiscal year 2014, the Company has achieved annual cost savings in excess of $30 million. For further information related to Project Excellence, please refer to Note 14, "Quarterly Results" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        As a result of the Company's "Go-To-Market" process improvements implemented under Project Excellence over the past three years, the Company has shortened its product development lead times by almost 7 weeks to an average of 36 weeks, and now has the ability to receive reorders of merchandise in approximately 12 weeks throughout most of the year.

        The Company recently integrated its Outlet and traditional New York & Company corporate teams, and further streamlined its corporate office support functions, which the Company expects will reduce annual payroll-related costs in fiscal year 2018 by approximately $7 million.

        In regard to new growth initiatives in fiscal year 2017, the Company launched a subscription box service, NY&C Closet, which is available at www.nyandcompanycloset.com, and on February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, for a total cash purchase price of $2.4 million including fees and expenses which was funded with cash on-hand.

        The Fashion to Figure assets were acquired by TFT Acquisition LLC, as the successful bidder at an auction run by Fashion to Figure, as part of its ongoing reorganization under Chapter 11 of the U.S. Bankruptcy Code and were subsequently acquired by the Company. The asset purchase agreement covers all intellectual property, including trademarks, tradenames, an extensive customer database, and all in-store assets, with the exception of inventory. All lease obligations remained with the seller; however, the Company negotiated satisfactory new lease agreements to enable the Company to relaunch 8 key Fashion to Figure locations. The Company relaunched the Fashion to Figure business with 8 new stores and through the Company's eCommerce platform in the first quarter of fiscal year 2018.

        Looking forward to fiscal year 2018, the Company is committed to the following strategic initiatives:

  •
  continue to evolve into a broader lifestyle brand through its celebrity collaborations and sub-brand strategy, including the expansion of the Eva Mendes Collection and the Gabrielle Union Collection, and Gabrielle Union as brand ambassador for the Company's 7th Avenue Design Studio sub-brand, as well as partnering with an additional celebrity to be the brand ambassador for Soho Jeans;

  •
  enhance brand awareness and continue to increase customer engagement, including signing up new private label credit card customers to drive increased traffic both online and into stores;

  •
  continue to grow the eCommerce business and enhance the Company's omni-channel capabilities;

  •
  reduce real estate exposure with strategic openings and closures, and enter into shorter-term lease agreements;

  •
  leverage the Company's improved speed to market, while staying focused on cost savings opportunities and increasing operating efficiencies across the organization; and

  •
  explore opportunities to invest in growth initiatives.

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2017, fiscal year 2016, and fiscal year 2015:

(As a % of net sales)	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	69.5%	71.6%	72.1%

Gross profit	30.5%	28.4%	27.9%
Selling, general and administrative expenses	29.8%	30.1%	28.8%

Operating income (loss)	0.7%	(1.7)%	(0.9)%
Interest expense, net	0.1%	0.1%	0.1%

Income (loss) before income taxes	0.6%	(1.8)%	(1.0)%
Provision for income taxes	—%	0.1%	0.1%

Net income (loss)	0.6%	(1.9)%	(1.1)%

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	1.0%	(0.7)%	3.1%
Net sales per average selling square foot(1)(4)	$401	$375	$367
Net sales per average store(2)(4)	$2,019	$1,920	$1,889
Average selling square footage per store(3)	5,026	5,080	5,125

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

        The following table includes store count and selling square feet:

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	466	2,367,194	490	2,511,429	504	2,596,988
New stores	11	48,826	2	10,536	12	50,638
Closed stores	(45)	(235,743)	(26)	(150,697)	(26)	(120,559)
Net impact of remodeled stores on selling square feet	—	(8,948)	—	(4,074)	—	(15,638)

Stores open, end of period	432	2,171,329	466	2,367,194	490	2,511,429

Fiscal Year 2017 Compared to Fiscal Year 2016

        Net Sales.    Net sales for fiscal year 2017 were $926.9 million, as compared to $929.1 million for fiscal year 2016. Fiscal year 2017 included 53 weeks versus 52 weeks in fiscal year 2016. The 53rd week in fiscal year 2017 contributed $12.5 million of sales. Comparable store sales for fiscal year 2017 increased 1.0%, as compared to a decrease of 0.7% for fiscal year 2016. In the comparable store base, average dollar sales per transaction increased by 2.1%, while the number of transactions per average store decreased by 1.0%, as compared to fiscal year 2016. Contributing to the decrease in net sales was the Company's lower store base throughout fiscal year 2017, as compared to fiscal year 2016, partially offset by a $13.8 million increase in royalties and the amortization of signing bonuses recognized as a result of the ADS Agreement, as well as continued growth in the eCommerce channel, resulting from the Company's successful omni-channel initiatives and its sub-brand strategy, including the continued growth of the Eva Mendes Collection and the Gabrielle Union Collection.

        Gross Profit.    Gross profit for fiscal year 2017 was $282.8 million, or 30.5% of net sales, as compared to $264.0 million, or 28.4% of net sales, in fiscal year 2016. The increase in gross profit as a percentage of net sales during fiscal year 2017, as compared to fiscal year 2016, reflects a $13.8 million increase in benefits from the ADS Agreement, a 160 basis point improvement in the leverage of buying and occupancy costs, and product cost reductions, partially offset by an increase in shipping costs resulting from significant growth in the eCommerce business and an increase in shipping rates.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $275.9 million, or 29.8% of net sales, for fiscal year 2017, as compared to $279.4 million, or 30.1% of net sales, for fiscal year 2016. Fiscal year 2017 selling, general and administrative expenses include $0.4 million of non-operating charges, which includes $0.6 million of certain severance expenses, $0.5 million of executive relocation expense, $1.5 million related to Project Excellence, and a net $2.1 million legal accrual reversal primarily as a result of an amended judgement reducing the initial damages awarded in a trademark infringement dispute. Fiscal year 2016 selling, general and administrative expenses include $5.7 million of non-operating charges, consisting of a $6.2 million legal expense accrual that the Company was required to record relating to an ongoing trademark infringement case where the Company received an unfavorable judgment, which the Company is in the process of challenging, partially offset by a $0.5 million non-operating legal accrual reversal.

        Excluding these non-operating charges, selling, general and administrative expenses were $275.5 million, or 29.7% of net sales, for fiscal year 2017, as compared to $273.6 million, or 29.5% of net sales, for fiscal year 2016. The increase in selling general and administrative expenses is primarily related to the 53rd week in fiscal year 2017, an increase in variable-based compensation expense due to the Company's improved operating results, and an increase in variable expenses associated with the growth in eCommerce sales, partially offset by a decrease in store selling and home office payroll expenses. In addition, during fiscal years 2017 and 2016, the Company recorded $1.0 million and $1.2 million of non-cash asset impairment charges in selling, general and administrative expenses, respectively, related to underperforming stores.

        Operating Income (Loss).    For the reasons discussed above, operating income for fiscal year 2017 was $6.9 million, or 0.7% of net sales, as compared to an operating loss of $15.4 million, or 1.7% of net sales, during fiscal year 2016.

        Interest Expense, Net.    Net interest expense was $0.8 million for fiscal year 2017, as compared to $1.2 million for fiscal year 2016. Net interest expense in fiscal year 2017 and fiscal year 2016 is primarily due to interest on a $15.0 million, 5-year term loan (the "Term Loan"), described further in the "Long-Term Debt and Credit Facilities" section below.

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

        Net Income (Loss).    For the reasons discussed above, net income was $5.7 million, or earnings of $0.09 per diluted share, for fiscal year 2017. This compares to a net loss of $17.3 million, or a loss of $0.27 per diluted share, for fiscal year 2016.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for fiscal year 2017, fiscal year 2016, and fiscal year 2015 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating charges, as described in the "Fiscal Year 2017 Compared to Fiscal Year 2016" and "Fiscal Year 2016 Compared to Fiscal Year 2015" sections above. This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Fiscal Year 2017 (53-weeks)
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$644,041	$282,827	$275,899	$6,928	$5,675	$0.09
Adjustments affecting comparability
Certain severance expenses	336	336	571	907	907
Certain executive relocation expense	—	—	502	502	502
Consulting expense-Project Excellence	—	—	1,486	1,486	1,486
Legal settlement fees net accrual reversal	—	—	(2,125)	(2,125)	(2,125)

Total adjustments(1)	336	336	434	770	770	0.01

Non-GAAP as adjusted	$643,705	$283,163	$275,465	$7,698	$6,445	$0.10

	Fiscal Year 2016 (52-weeks)
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$665,102	$263,979	$279,362	$(15,383)	$(17,291)	$(0.27)
Adjustments affecting comparability
Net legal settlement and fees (includes $6.2M accrual for trademark infringement case)	—	—	5,727	5,727	5,727

Total adjustments(1)	—	—	5,727	5,727	5,727	0.09

Non-GAAP as adjusted	$665,102	$263,979	$273,635	$(9,656)	$(11,564)	$(0.18)

	Fiscal Year 2015 (52-weeks)
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$685,253	$264,855	$272,960	$(8,105)	$(10,069)	$(0.16)
Adjustments affecting comparability
Consulting expense-Project Excellence	—	—	3,129	3,129	3,129
Certain severance expenses	—	—	2,213	2,213	2,213
Net reduction of moving expenses for new headquarters	—	—	(124)	(124)	(124)
Executive relocation expense	—	—	146	146	146
Legal expense	—	—	2,452	2,452	2,452

Total adjustments(1)	—	—	7,816	7,816	7,816	0.12

Non-GAAP as adjusted	$685,253	$264,855	$265,144	$(289)	$(2,253)	$(0.04)

(1)
The tax effect of $0.8 million, $5.7 million, and $7.8 million of non-operating expenses during fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively, is offset by a full valuation allowance against deferred tax assets.

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

        On July 13, 2017, the Company announced that its board of directors had authorized a 12-month extension of an existing stock repurchase plan that provided for the use of up to $5 million to repurchase the Company's common stock over a 12-month period. As of February 3, 2018, $3.3 million was remaining for future stock repurchases. Repurchases are expected to be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans. The Company is not obligated to acquire any particular amount of common stock. Repurchases are dependent on a number of factors including market conditions for the Company's common stock.

	February 3, 2018	January 28, 2017	January 30, 2016
	(Amounts in thousands)
Cash and cash equivalents	$90,908	$88,369	$61,432
Working capital	$64,785	$59,587	$42,035

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Net cash provided by operating activities	$21,178	$48,760	$20,649
Net cash used in investing activities	$(14,952)	$(18,308)	$(26,502)
Net cash used in financing activities	$(3,687)	$(3,515)	$(2,008)

Net increase (decrease) in cash and cash equivalents	$2,539	$26,937	$(7,861)

Operating Activities

        Net cash provided by operating activities was $21.2 million during fiscal year 2017, as compared to $48.8 million during fiscal year 2016. The decrease in cash provided by operating activities during fiscal year 2017, as compared to fiscal year 2016, is primarily due to the ADS Agreement resulting in $40.0 million of signing bonuses received in fiscal year 2016, which was partially offset by an increase in the Company's operating income in fiscal year 2017 as described in the "Results of Operations" section above, and changes in other assets and liabilities.

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

Investing Activities

        Net cash used in investing activities was $15.0 million, $18.3 million, and $26.5 million, during fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively. During fiscal year 2017, capital spending of $8.2 million was primarily related to spending on non-store capital projects, which principally represent continued investments in the Company's information technology infrastructure, including its omni-channel capabilities, eCommerce store and mobile applications. In addition, the Company also had capital spending of $4.3 million related to the opening of 8 New York & Company stores and 3 Outlet stores, and the remodeling/refreshing of 14 existing locations. On February 2, 2018, the Company acquired Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, for a total cash purchase price of $2.4 million including fees and expenses which was funded with cash on-hand and is included in fiscal year 2017 net cash used in investing activities.

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

        For fiscal year 2018, capital expenditures are expected to be between $10 million and $12 million, including capital required for the Company's new Fashion to Figure business. In total, fiscal year 2018 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. In fiscal year 2018, the Company expects to open approximately 5 New York & Company stores and 1 new Outlet store, open 8 Fashion to Figure stores, convert 1 existing New York & Company store to an Outlet store, remodel/refresh 11 existing stores, and close between 35 and 45 stores ending the fiscal year with between 401 and 411 stores, including 118 Outlet stores, and approximately 2.0 million selling square feet.

        As of February 3, 2018, approximately 65% of its store leases could be terminated by the Company before fiscal year end 2019.

Financing Activities

        Net cash used in financing activities was $3.7 million, $3.5 million, and $2.0 million in fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively. Net cash used in financing activities during fiscal year 2017 consisted primarily of $1.7 million for principal payments on capital lease obligations, $0.6 million for the repurchase of 354,554 shares of the Company's common stock under an authorized share repurchase program, $1.0 million for quarterly repayments of the Term Loan, and $0.4 million of shares withheld for the payment of employee payroll taxes.

        Net cash used in financing activities during fiscal year 2016 consisted primarily of $1.2 million for principal payments on capital lease obligations, $1.1 million for the repurchase of 476,645 shares of the Company's common stock under an authorized share repurchase program, $1.0 million for quarterly repayments of the Term Loan, and $0.3 million of shares withheld for the payment of employee payroll taxes, partially offset by $0.1 million of proceeds from the exercise of stock options.

        Net cash used in financing activities during fiscal year 2015 consisted primarily of $1.0 million for quarterly repayments of the Term Loan, $0.6 million for principal payments on capital lease obligations, $0.3 million of shares withheld for payment of employee payroll taxes, and $0.2 million of financing costs.

Repayment of Term Loan on April 5, 2018

        On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of the Term Loan.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50%. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of this Term Loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of February 3, 2018, the Company had availability under its revolving credit facility of $38.1 million, net of letters of credit outstanding of $12.5 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017. Included in the $12.5 million of letters of credit outstanding at February 3, 2018 are $0.2 million of trade letters of credit and $12.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2018.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of February 3, 2018:

		Payments Due by Period(5)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Long-term debt(1)	$11,750	$1,000	$10,750	$—	$—
Capital leases(2)	6,121	2,053	3,290	778	—
Operating leases(3)	392,747	70,364	101,464	77,804	143,115
Purchase obligations(4)	103,022	96,551	6,471	—	—

Total contractual obligations	$513,640	$169,968	$121,975	$78,582	$143,115

(1)
Does not include any scheduled interest payments. Amounts are presented gross of unamortized deferred financing fees. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of the Term Loan.

(2)
Represents future minimum lease payments under capital leases as of February 3, 2018.

(3)
Represents future minimum lease payments under non-cancelable operating leases as of February 3, 2018. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2017, CAM charges and real estate taxes were $46.3 million and other landlord charges were $3.3 million.

(4)
Represents purchase orders for inventory and construction commitments for stores not yet received or recorded on the consolidated balance sheet, as well as contractual obligations for distribution and logistics services used in the normal course of business, and fees related to the Company's collaboration with Eva Mendes and Gabrielle Union.

(5)
Not included in the above table are net potential cash obligations of $2.0 million associated with unrecognized tax benefits and $1.2 million associated with an underfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the underfunded pension liability, please refer to Note 11, "Income Taxes" and Note 7, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of February 3, 2018:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$241	$241	$—	$—	$—
Standby letters of credit(1)	12,225	12,225	—	—	—

Total commercial commitments	$12,466	$12,466	$—	$—	$—

(1)
Issued under its revolving credit facility. Standby letters of credit primarily relate to the Company's new corporate headquarters and certain insurance contracts. At February 3, 2018, there were no outstanding borrowings under the revolving credit facility.

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

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million, and the Fashion to Figure trademarks and customer list acquired on February 2, 2018, which were valued at $1.4 million and $0.8 million, respectively. The New York & Company trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The value of the Fashion to Figure trademarks and customer list represents the Company's cost to acquire such assets on February 2, 2018. The Company has determined the Fashion to Figure trademarks to have indefinite lives, and the customer list to have a useful life of five years over which time the value of the customer list will be amortized into selling, general and administrative expenses on the consolidated statement of operations.

        The Company's fiscal year 2017, fiscal year 2016, and fiscal year 2015 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The calculation of estimated fair values used in the evaluation of long-lived assets and intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

        Income Taxes.    Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, the Company recognizes a tax benefit when a tax position is more likely than not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. For further information related to deferred tax assets and the related valuation allowance, as well as information on the Tax Cuts and Jobs Act of 2017, please refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

        Please refer to Note 2, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Adjusted Eurodollar Rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of February 3, 2018, the Company had no borrowings outstanding under its credit facility. After the early repayment of the outstanding balance of the Term Loan on April 5, 2018, the Company had no long-term debt outstanding.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of February 3, 2018, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, the Company's Principal Executive Officer and Principal Financial Officer believe that the Company maintained effective internal control over financial reporting as of February 3, 2018.

        The Company's independent auditors, BDO USA, LLP, an independent registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear below and on page 49 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REIGSTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New York & Company, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

        We have audited the New York & Company, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the two fiscal years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements") and our report dated April 17, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/S/ BDO USA, LLP

New York, New York

April 17, 2018

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 12, 2018.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 12, 2018.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 12, 2018.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 12, 2018.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 12, 2018.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2015	Sales Return Reserve	$1,513	$38,638	$38,931	$1,220
2016	Sales Return Reserve	$1,220	$41,134	$40,915	$1,439
2017	Sales Return Reserve	$1,439	$43,977	$44,015	$1,401
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2018.

NEW YORK & COMPANY, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 17, 2018
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 17, 2018
/s/ BODIL M. ARLANDER Bodil M. Arlander	Director	April 17, 2018
/s/ MIKI RACINE BERARDELLI Miki Racine Berardelli	Director	April 17, 2018
/s/ DAVID H. EDWAB David H. Edwab	Director	April 17, 2018
/s/ JAMES O. EGAN James O. Egan	Director	April 17, 2018

Name	Title	Date

/s/ LORI H. GREELEY Lori H. Greeley	Director	April 17, 2018
/s/ CHRISTY HAUBEGGER Christy Haubegger	Director	April 17, 2018
/s/ JOHN D. HOWARD John D. Howard	Director	April 17, 2018
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 17, 2018
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 17, 2018

New York & Company, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
New York & Company, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of New York & Company, Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two fiscal years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the two fiscal years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

New York, New York
April 17, 2018

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of New York & Company, Inc. and Subsidiaries

        We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of New York & Company, Inc. and Subsidiaries for the year ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of New York & Company, Inc. and Subsidiaries and its cash flows for the year ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended January 30, 2016, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
April 14, 2016

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended February 3, 2018 (53-weeks)	Fiscal year ended January 28, 2017 (52-weeks)	Fiscal year ended January 30, 2016 (52-weeks)
Net sales	$926,868	$929,081	$950,108
Cost of goods sold, buying and occupancy costs	644,041	665,102	685,253

Gross profit	282,827	263,979	264,855
Selling, general and administrative expenses	275,899	279,362	272,960

Operating income (loss)	6,928	(15,383)	(8,105)
Interest expense, net of interest income of $405, $15, and $11, respectively	815	1,235	1,227

Income (loss) before income taxes	6,113	(16,618)	(9,332)
Provision for income taxes	438	673	737

Net income (loss)	$5,675	$(17,291)	$(10,069)

Basic earnings (loss) per share	$0.09	$(0.27)	$(0.16)

Diluted earnings (loss) per share	$0.09	$(0.27)	$(0.16)

Weighted average shares outstanding:
Basic shares of common stock	63,273	63,356	63,154

Diluted shares of common stock	64,054	63,356	63,154

New York & Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)	Fiscal year ended February 3, 2018 (53-weeks)	Fiscal year ended January 28, 2017 (52-weeks)	Fiscal year ended January 30, 2016 (52-weeks)
Net income (loss)	$5,675	$(17,291)	$(10,069)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax	805	555	895

Comprehensive income (loss)	$6,480	$(16,736)	$(9,174)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$90,908	$88,369
Accounts receivable	12,528	11,837
Income taxes receivable	115	144
Inventories, net	84,498	78,044
Prepaid expenses	16,447	18,746
Other current assets	1,924	824

Total current assets	206,420	197,964
Property and equipment, net	77,906	87,070
Intangible assets	17,125	14,879
Other assets	1,505	1,675

Total assets	$302,956	$301,588

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$841	$841
Accounts payable	70,089	68,068
Accrued expenses	70,677	69,294
Income taxes payable	28	174

Total current liabilities	141,635	138,377
Long-term debt, net of current portion	10,644	11,485
Deferred rent	27,217	30,039
Other liabilities	36,599	42,518

Total liabilities	216,095	222,419
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,896 and 65,844 shares issued and 64,065 and 64,367 shares outstanding at February 3, 2018 and January 28, 2017, respectively	66	66
Additional paid-in capital	183,228	181,399
Retained deficit	(90,797)	(96,472)
Accumulated other comprehensive loss	(551)	(1,356)
Treasury stock at cost; 1,831 and 1,477 shares at February 3, 2018 and January 28, 2017, respectively	(5,085)	(4,468)

Total stockholders' equity	86,861	79,169

Total liabilities and stockholders' equity	$302,956	$301,588

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended February 3, 2018 (53-weeks)	Fiscal year ended January 28, 2017 (52-weeks)	Fiscal year ended January 30, 2016 (52-weeks)
Operating activities
Net income (loss)	$5,675	$(17,291)	$(10,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,729	22,786	24,181
Loss from impairment charges	997	1,197	327
Amortization of deferred financing costs	189	189	201
Share-based compensation expense	2,223	3,404	3,867
Changes in operating assets and liabilities:
Restricted cash	—	—	1,509
Accounts receivable	(691)	(3,629)	(948)
Income taxes receivable	29	(97)	52
Inventories, net	(6,454)	9,733	6,014
Prepaid expenses	2,299	696	1,139
Accounts payable	2,021	(14,157)	(4,256)
Accrued expenses	1,242	16,082	(417)
Income taxes payable	(146)	(65)	(471)
Deferred rent	(2,822)	(4,312)	(818)
Other assets and liabilities	(5,113)	34,224	338

Net cash provided by operating activities	21,178	48,760	20,649
Investing activities
Capital expenditures	(12,530)	(18,308)	(26,648)
Acquisition of Fashion to Figure intangible assets	(2,246)	—	—
Acquisition of Fashion to Figure fixed assets	(176)	—	—
Insurance recoveries	—	—	146

Net cash used in investing activities	(14,952)	(18,308)	(26,502)
Financing activities
Repayment of long-term debt	(1,000)	(1,000)	(1,000)
Payment of financing costs	—	—	(161)
Purchase of treasury stock	(623)	(1,079)	—
Proceeds from exercise of stock options	—	121	16
Shares withheld for payment of employee payroll taxes	(388)	(312)	(297)
Principal payment on capital lease obligations	(1,676)	(1,245)	(566)

Net cash used in financing activities	(3,687)	(3,515)	(2,008)
Net increase (decrease) in cash and cash equivalents	2,539	26,937	(7,861)
Cash and cash equivalents at beginning of period	88,369	61,432	69,293

Cash and cash equivalents at end of period	$90,908	$88,369	$61,432

Cash paid during the period for interest	$811	$887	$900

Cash paid during the period for taxes	$460	$507	$526

Non-cash capital lease transactions	$856	$3,914	$2,317

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 31, 2015	64,236	$65	1,000	$(3,397)	$174,609	$(69,112)	$(2,806)	$99,359
Issuance of common stock upon exercise of stock options and stock appreciation rights	8	—	—	—	16	—	—	16
Restricted stock issued and vesting of units	423	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(188)	—	—	—	(297)	—	—	(297)
Share-based compensation expense	—	—	—	—	3,867	—	—	3,867
Net loss	—	—	—	—	—	(10,069)	—	(10,069)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	895	895

Comprehensive loss, net of tax	—	—	—	—	—	(10,069)	895	(9,174)

Balance at January 30, 2016	64,479	$65	1,000	$(3,397)	$178,195	$(79,181)	$(1,911)	$93,771
Purchase of treasury stock	(477)	—	477	(1,071)	(8)	—	—	(1,079)
Issuance of common stock upon exercise of stock options and stock appreciation rights	46	1	—	—	120	—	—	121
Restricted stock issued and vesting of units	678	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(359)	—	—	—	(312)	—	—	(312)
Share-based compensation expense	—	—	—	—	3,404	—	—	3,404
Net loss	—	—	—	—	—	(17,291)	—	(17,291)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	555	555

Comprehensive loss, net of tax	—	—	—	—	—	(17,291)	555	(16,736)

Balance at January 28, 2017	64,367	$66	1,477	$(4,468)	$181,399	$(96,472)	$(1,356)	$79,169
Purchase of treasury stock	(354)	—	354	(617)	(6)	—	—	(623)
Issuance of common stock upon exercise of stock appreciation rights	35	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	362	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(345)	—	—	—	(388)	—	—	(388)
Share-based compensation expense	—	—	—	—	2,223	—	—	2,223
Net income	—	—	—	—	—	5,675	—	5,675
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	805	805

Comprehensive income, net of tax	—	—	—	—	—	5,675	805	6,480

Balance at February 3, 2018	64,065	$66	1,831	$(5,085)	$183,228	$(90,797)	$(551)	$86,861

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 3, 2018

1. Organization and Basis of Presentation of Financial Statements

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 432 retail stores, including 119 New York & Company Outlet stores ("Outlets"), in 37 states, while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 53-weeks ended February 3, 2018 ("fiscal year 2017"), 52-weeks ended January 28, 2017 ("fiscal year 2016"), and 52-weeks ended January 30, 2016 ("fiscal year 2015"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. As amended, early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The standard may be applied retrospectively to each prior period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. The Company will adopt Topic 606 as of February 4, 2018 (the first day of fiscal year 2018) using the modified retrospective method. The adoption of Topic 606 will impact the timing of when revenue is recognized from the Company's loyalty rewards program ("Runway Rewards") and certain other sales incentives offered to the Company's customers, as a result of a change in accounting as described below. The Company does not expect the adoption of Topic 606 to have a material impact on its consolidated financial position or results of operations.

        Currently under the Company's loyalty rewards program, the Company recognizes revenue for the full sale amount at the time of sale and accrues the estimated cost of rewards earned and outstanding

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

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

        In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)": Clarifying the Definition of a Business" (ASU 2017-01") which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted ASU 2017-01 on February 2, 2018 in connection with the acquisition of $2.2 million of intangible assets and $0.2 million of store fixtures and equipment previously owned by Fashion to Figure, a U.S. based retailer of trendy plus-size fashions. The adoption of ASU 2017-01 did not have a material impact on the Company's financial position or results of operations.

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

components of net benefit costs in the income statement; (ii) provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The adoption of ASU 2017-07 on February 4, 2018 did not have a material impact on the Company's financial position or results of operations.

        In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"),which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company's financial position or results of operations.

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

        The Company also recognizes revenue in connection with its new private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"), which replaced the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement"). Upon execution of the ADS Agreement on July 14, 2016, the Company recorded $40.0 million of deferred revenue, which will be amortized on a straight-line basis over the 10-year term of the ADS agreement. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty revenue based on a percentage of private label credit card sales. For further information related to the ADS Agreement, please refer to Note 4, "Proprietary Credit Card" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns.

        During fiscal year 2017, fiscal year 2016, and fiscal year 2015 the Company recorded breakage revenue for gift cards and merchandise credits of $0.6 million, $0.7 million, and $0.8 million, respectively.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At February 3, 2018 and January 28, 2017, the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carries.

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

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At February 3, 2018 and January 28, 2017, the deferred lease liability was $27.2 million and $30.0 million, respectively, and is reported as "Deferred rent" on the consolidated balance sheets.

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

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

periods, marketing costs reported in "Selling, general and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2017	$39,357
2016	$35,991
2015	$35,181

        At February 3, 2018 and January 28, 2017, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $1.1 million and $1.2 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as incurred.

Deferred Financing Costs

        Costs related to the issuance of debt are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets and amortized as interest expense over the term of the related debt. Debt issuance costs related to the Company's revolving credit facility are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the term of the credit facility. At February 3, 2018 and January 28, 2017, net deferred financing costs were $0.3 million and $0.5 million, respectively.

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

February 3, 2018

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

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million, and the Fashion to Figure trademarks and customer list acquired on February 2, 2018, which were valued at $1.4 million and $0.8 million, respectively. The New York & Company trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives by an independent appraiser. The value of the Fashion to Figure trademarks and customer list represents the Company's cost to acquire such assets on February 2, 2018. The Company has determined the Fashion to Figure trademarks to have indefinite lives, and the customer list to have a useful life of five years over which time the value of the customer list will be amortized into selling, general and administrative expenses on the consolidated statement of operations.

        The Company assesses trademarks for impairment annually as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of trademarks below their carrying value. The Company's fiscal year 2017, fiscal year 2016, and fiscal year 2015 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

Income Taxes

        Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Under these provisions, the Company recognizes a tax benefit when a tax position is more likely than not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. For further information related to deferred tax assets and the related valuation allowance, as well as information on the Tax Cuts and Jobs Act of 2017, please refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands, except per share amounts)
Net earnings (loss)	$5,675	$(17,291)	$(10,069)

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	63,273	63,356	63,154

Basic earnings (loss) per share	$0.09	$(0.27)	$(0.16)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	63,273	63,356	63,154
Plus impact of share-based awards	781	—	—

Diluted shares of common stock	64,054	63,356	63,154

Diluted earnings (loss) per share	$0.09	$(0.27)	$(0.16)

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

2. Summary of Significant Accounting Policies (Continued)

        The calculation of diluted earnings (loss) per share for fiscal year 2017, fiscal year 2016, and fiscal year 2015 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Stock options	146	334	465
Stock appreciation rights(1)	5,091	6,869	6,116
Restricted stock and units	165	631	656

Total anti-dilutive shares	5,402	7,834	7,237

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

        The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 97% of merchandise purchases in fiscal year 2017. The Company utilized three major apparel agents, which together represented approximately 74% of the Company's merchandise purchases during fiscal year 2017; however, no individual factory represented more than approximately 6% of the Company's merchandise purchases. The Company expects to continue to utilize three major apparel agents for a large portion of its merchandise in fiscal year 2018, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

4. Proprietary Credit Card

        The Company has a credit card processing agreement with ADS, which provides the services of the Company's proprietary credit card program. The Company allows payments on this credit card to be made at its stores as a service to its customers. ADS owns the credit card accounts, with no recourse from the Company. The Company's receivable due from ADS at any time represents the standard processing time of approximately three days. The amount due at February 3, 2018 and January 28, 2017 was $1.9 million and $1.6 million, respectively. The Company does not have any off-balance sheet arrangements with credit exposure.

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with ADS, which replaced the existing agreement with ADS and has a term through April 30, 2026.

        Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which will be amortized on a straight-line basis over the 10-year term of the ADS Agreement. As of February 3, 2018, $29.0 million of deferred revenue is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the consolidated balance sheet. As of January 28, 2017, $33.0 million of deferred revenue is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the consolidated balance sheet. In addition, over the term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During fiscal year 2017 and fiscal year 2016, the Company recognized $24.8 million and $11.0 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement, respectively. This compares to recognizing $4.2 million of marketing credits in fiscal year 2015 under the previous agreement with ADS, which were recorded as a reduction to marketing expense within selling, general and administrative expenses. Under the previous agreement with ADS, marketing credits received by the Company were to be used for marketing of the Company's proprietary credit card program and other marketing-related activities, and as such the Company recorded these marketing credits as a reduction to marketing expense.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

5. Property and Equipment

        Property and equipment at February 3, 2018 and January 28, 2017 consist of the following:

	February 3, 2018	January 28, 2017
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	160,489	165,478
Office furniture, fixtures, and equipment	24,515	22,853
Leasehold improvements	146,260	158,080
Software	63,625	57,599
Construction in progress	1,705	846

Total	396,711	404,973
Less accumulated depreciation	318,805	317,903

Property and equipment, net	$77,906	$87,070

        Included in furniture, fixtures, and equipment above is $9.4 million and $8.5 million of assets recorded under capital leases as of February 3, 2018 and January 28, 2017, respectively.

        Depreciation expense amounted to $21.7 million, $22.8 million, and $24.2 million for fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy as defined in ASC 820. The Company reported the following non-cash impairment charges related to underperforming store assets in fiscal year 2017, fiscal year 2016, and fiscal year 2015 in "Selling, general and administrative expenses" on the Company's consolidated statements of operations:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
First quarter	$288	$—	$—
Second quarter	244	—	232
Third quarter	79	271	55
Fourth quarter	386	926	40

Total fiscal year impairment charges	$997	$1,197	$327

6. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. Leases on retail business locations typically specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases have an original term of 10 years and some provide renewal options at rates specified in the leases. As of February 3, 2018, approximately 65% of its store leases could be terminated by the Company before fiscal year end 2019.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

6. Commitments and Contingencies (Continued)

        The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

        A summary of rent expense is as follows:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Fixed minimum rentals	$77,667	$83,043	$85,509
Contingent rentals	4,793	3,637	3,747

Total store rentals	82,460	86,680	89,256
Office space rentals	9,533	9,544	9,431
Equipment rentals	713	877	849

Total rental expense	$92,706	$97,101	$99,536

Sublease rental income	$—	$—	$—

        As of February 3, 2018, the aggregate minimum rent commitments under non-cancelable operating leases and capital leases are as follows:

	Operating Leases	Capital Leases
Fiscal Year	Fixed Minimum Rent	Principal	Interest	Total Payment
	(Amounts in thousands)
2018	$70,364	$1,875	$178	$2,053
2019	54,201	1,818	107	1,925
2020	47,263	1,313	52	1,365
2021	41,726	618	16	634
2022	36,078	141	3	144
Thereafter	143,115	—	—	—

Total	$392,747	$5,765	$356	$6,121

        The minimum lease payments on operating leases above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2017, CAM charges and real estate taxes were $46.3 million and other landlord charges were $3.3 million.

        As of February 3, 2018, the Company had open purchase commitments of $89.0 million for inventory and $0.2 million for store construction.

Legal Proceedings

        On February 10, 2017, the Company received an unfavorable judgment related to a trademark infringement case, which the Company is in the process of challenging. In connection with this ongoing

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

6. Commitments and Contingencies (Continued)

dispute, the Company recorded a $6.2 million expense accrual during the fourth quarter of fiscal year 2016, which is reported in "Selling, general and administrative expenses" on the consolidated statement of operations. During fiscal year 2017, the Company recorded a $2.8 million reversal of a portion of this legal expense accrual, as a result of an amended judgement reducing the initial damages awarded in the trademark infringement dispute.

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

7. Employee Benefit Plans

Savings and Retirement Plans

        The Company contributes to a defined contribution savings and retirement plan (the "SARP") qualifying under section 401(k) of the Internal Revenue Code. Participation in the Company's SARP is available to all associates, if not covered by the pension plan discussed below, who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of 21. Participants are able to contribute up to 100% of their pay to the SARP, subject to Internal Revenue Service ("IRS") limits. The Company matches 100% of the employee's contribution up to a maximum of 4% of the employee's eligible pay. The Company match is immediately vested.

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2017	$1,593
2016	$1,639
2015	$1,650

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 6% of the Company's workforce at February 3, 2018. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

7. Employee Benefit Plans (Continued)

expects to contribute approximately $0.5 million to the plan during fiscal year 2018. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2017	Fiscal Year 2016
Equity securities	69%	68%
Fixed income	29%	30%
Cash and cash equivalents	2%	2%

        The Company's investment policy generally targets 65% to 70% in equity securities and 30% to 35% in fixed income.

        The fair values of the pension plan assets at February 3, 2018, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 3, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$4,281	$4,281	$—	$—
International common stocks	676	—	676	—
Fixed income securities:
U.S. agency bonds	983	—	983	—
U.S. corporate bonds	1,050	—	1,050	—
U.S. mortgage-backed securities	21	—	21	—
Cash and cash equivalents:
Cash and cash equivalents	171	165	6	—

Total	$7,182	$4,446	$2,736	$—

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

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

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2017	Fiscal Year 2016
Discount rate	3.70%	3.90%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Discount rate	3.90%	4.00%	3.30%
Long-term rate of return on assets	8.00%	8.00%	8.00%

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

7. Employee Benefit Plans (Continued)

        The measurement dates for fiscal year 2017 and fiscal year 2016 are January 31, 2018 and January 31, 2017, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$8,517	$8,675
Service cost	337	337
Interest	325	344
Actuarial gain	(92)	(178)
Benefits paid	(662)	(661)

Benefit obligation, end of period	$8,425	$8,517

Change in plan assets:
Fair value of plan assets, beginning of period	$6,569	$6,554
Actual gain on plan assets	958	500
Benefits paid	(662)	(661)
Employer contributions	317	176

Fair value of plan assets, end of period	$7,182	$6,569

Funded status	$(1,243)	$(1,948)
Unrecognized net actuarial loss	1,803	2,623
Unrecognized prior service credit	(128)	(143)

Net amount recognized	$432	$532

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(1,243)	$(1,948)
Accumulated other comprehensive loss	1,675	2,480

Net amount recognized	$432	$532

        At February 3, 2018 and January 28, 2017, the Company reported a minimum pension liability of $1.2 million and $1.9 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at February 3, 2018 is a net loss of $0.1 million that is expected to be recognized in net periodic benefit cost during fiscal year 2018.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

7. Employee Benefit Plans (Continued)

        Net periodic benefit cost includes the following components:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Service cost	$337	$337	$342
Interest cost	325	344	320
Expected return on plan assets	(506)	(494)	(581)
Amortization of unrecognized losses	275	386	446
Amortization of prior service credit	(15)	(15)	(15)

Net periodic benefit cost	$416	$558	$512

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2018	$720
2019	689
2020	662
2021	642
2022	605
2023-2027	2,590

Total	$5,908

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

February 3, 2018

8. Share-Based Compensation (Continued)

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

        Subsequent to receiving stockholder approval, the Company completed a value-for-value SARs and stock option exchange program on June 29, 2017 ("Exchange Program"). The Exchange Program was open to all associates of the Company who held SARs and non-qualified stock options with an exercise price greater than or equal to $2.60 per share ("Eligible Awards"). The program was not available to any former associates or non-executive members of the Company's board of directors. Pursuant to the Exchange Program, 237,750 stock options and 4,888,379 SARs were canceled and replaced with 2,466,694 SARs ("Replacement SARs") at an exercise price equal to the Company's closing stock price on the grant date (June 29, 2017), which was $1.36. The exchange ratio was calculated such that the value of the Replacement SARs would equal the value of the canceled Eligible Awards, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. The Replacement SARs have a new minimum time vesting requirement of one year from the date of the replacement grant (June 29, 2017), such that all Replacement SARs issued in the Exchange Program were unvested on the replacement grant date thereby increasing the retention value of previously vested awards. Replacement SARs granted in exchange for unvested Eligible Awards continue to vest to the same extent and proportion as the tendered Eligible Awards. If an employee is involuntarily terminated without cause, or upon a change in control, the employee's Replacement SARs that were granted in exchange for vested Eligible Awards will vest under the original vesting schedule and the remaining unvested Replacement SARs will be forfeited on the termination effective date. The other terms and conditions of each Replacement SARs grant are substantially similar to those of the tendered Eligible Awards it replaced. Each Replacement SAR was granted under the Amended and Restated 2006 Plan. Of the 5,126,129 tendered Eligible Awards, 5,056,129 shares were returned to the Amended and Restated 2006 Plan to be available for future issuances. At February 3, 2018, shares that are not currently outstanding and are available for issuance amounted to 4,852,301.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

8. Share-Based Compensation (Continued)

        A summary of the Company's stock options and SARs outstanding as of February 3, 2018 and activity for fiscal year 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	7,428	$3.42
Granted(1)	2,732	1.42
Exercised	(190)	1.52
Forfeited	(688)	2.18
Canceled/Expired(1)	(5,501)	3.80

Outstanding, end of period(2)	3,781	$1.74	6.7	$4,903

Exercisable, end of period	867	$2.02	7.2	$937

(1)
In connection with the Exchange Program, 237,750 options to purchase common stock and 4,888,379 SARs were canceled, and 2,466,694 Replacement SARs were granted.

(2)
There were 37,500 stock options and 3,743,342 SARs outstanding as of February 3, 2018, of which 37,500 stock options and 829,310 SARs were vested. The non-vested SARs outstanding at February 3, 2018 vest subject to the passage of time through fiscal year 2021.

        Aggregate intrinsic value for both outstanding and exercisable options and SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money options and SARs) that would have been received by the option and SAR holders had all option and SAR holders exercised their options and SARs on February 3, 2018. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options and SARs exercised for fiscal year 2017, fiscal year 2016, and fiscal year 2015 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options and SARs exercised) was approximately $0.2 million, $0.1 million, and $2,000, respectively.

        In accordance with ASC 718, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2017, fiscal year 2016, and fiscal year 2015 was $0.63, $0.98, and $1.03, respectively. The total fair value of share-based awards that vested during fiscal year 2017, fiscal year 2016, and fiscal year 2015 was $3.3 million, $4.3 million, and $4.7 million, respectively.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

8. Share-Based Compensation (Continued)

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Expected volatility	54.0%	54.6%	50.1%
Expected life	4.6 years	4.3 years	4.1 years
Risk-free interest rate	2.0%	1.19%	1.49%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock and unit awards outstanding at February 3, 2018 and activity for fiscal year 2017:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Nonvested at January 28, 2017	1,195	$2.65
Granted	454	$1.58
Vested	(764)	$2.69
Forfeited	(159)	$2.62

Nonvested at February 3, 2018	726	$1.94

        The fair value of restricted stock and units is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Each vested stock unit is convertible into one share of the Company's common stock. The non-vested shares outstanding at February 3, 2018 vest subject to the passage of time through fiscal year 2021.

        Total share-based compensation expense attributable to all share-based awards was $2.2 million, $3.4 million, and $3.9 million in fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $0.5 million, $1.3 million, and $1.5 million in fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively. The tax benefit recognized in fiscal year 2017, fiscal year 2016, and fiscal year 2015 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. As a result of the adoption of ASU 2016-09, the Company recognized $0.4 million in excess benefit in the consolidated statement of operations related to the exercise of SARs during fiscal year 2017. The Company did not recognize an excess benefit related to

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

8. Share-Based Compensation (Continued)

the exercise of options and SARs during fiscal year 2016 and fiscal year 2015 due to the deferred tax valuation allowance. For further information related to the deferred tax valuation allowance, please refer to Note 11, "Income Taxes." Unamortized share-based compensation expense at February 3, 2018 was $2.1 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.2 years.

9. Accrued Expenses

        Accrued expenses consist of the following:

	February 3, 2018	January 28, 2017
	(Amounts in thousands)
Gift cards and merchandise credits	$15,096	$15,390
Sourcing and distribution	11,705	14,106
Compensation and benefits	11,322	5,347
Other taxes	5,854	4,620
ADS deferred revenue	4,000	4,000
Legal settlement and fees	3,574	6,342
Other accrued expenses	19,126	19,489

Total accrued expenses	$70,677	$69,294

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of this Term Loan.

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans are, at the Company's option, either at a floating rate equal to the Adjusted Eurodollar Rate plus a margin of between 1.50% and 1.75% per year for Eurodollar Rate Loans or a floating rate equal to the Prime Rate plus a margin of between 0.50% and 0.75% per year for Prime Rate Loans, depending upon the Company's Average Compliance Excess Availability. The Company pays to the lender under the revolving credit facility a monthly fee on outstanding commercial letters of credit at a rate of between

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

10. Long-Term Debt and Credit Facilities (Continued)

0.75% and 0.875% per year and on standby letters of credit at a rate of between 1.50% and 1.75% per year, depending upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the revolving credit facility at a rate of 0.25% per year.

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of February 3, 2018, the Company had availability under its revolving credit facility of $38.1 million, net of letters of credit outstanding of $12.5 million, as compared to availability of $36.7 million, net of letters of credit outstanding of $14.5 million, as of January 28, 2017. Included in the $12.5 million of letters of credit outstanding at February 3, 2018 are $0.2 million of trade letters of credit and $12.2 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

11. Income Taxes

        Income tax expense consists of:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	—
State and Local:
Current	438	673	737
Deferred	—	—	—

	$438	$673	$737

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

11. Income Taxes (Continued)

        The components of items giving rise to the net deferred income tax assets (liabilities) recognized in the Company's consolidated balance sheets are as follows:

	February 3, 2018	January 28, 2017
	Non-current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$21,201	$17,289
Inventory	772	1,127
Fixed assets and intangible assets	5,587	7,131
Net operating loss	22,190	43,125
Other assets	8,843	11,267

Subtotal	58,593	79,939
Valuation allowance	(55,390)	(73,075)

Total deferred income tax assets	$3,203	$6,864

Deferred income tax liabilities:
Prepaid costs	$(3,203)	$(6,864)

Total deferred income tax liabilities	$(3,203)	$(6,864)

Net deferred tax assets (liabilities)	$—	$—

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes including among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, the Company reduced deferred tax assets by $20.9 million. The reduction in deferred tax assets was offset by a corresponding reduction in the valuation allowance resulting in no net impact to tax expense.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made. During fiscal year 2017, the change in the valuation allowance of $17.7 million consisted of a $3.2 million increase as result of operations with an offsetting $20.9 million reduction due to the Tax Act.

        Due to the adoption of ASU 2016-09, all excess tax benefits and deficiencies are recognized as income tax expense in the Company's consolidated statement of operations. This may result in increased volatility in the Company's effective tax rate.

        As of February 3, 2018, the Company had $634.8 million of various state net operating loss carryforwards and $48.2 million of federal net operating loss carryforwards.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

11. Income Taxes (Continued)

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$4,914	FY2012	9
2/2/2008	50,698	FY2013	10
1/31/2009	48,738	FY2014	11
1/30/2010	67,229	FY2015	12
1/29/2011	78,728	FY2016	13
1/28/2012	66,164	FY2017	14
2/2/2013	30,185	FY2018	15
2/1/2014	44,850	FY2019	1 to 16
1/31/2015	76,337	FY2020	2 to 17
1/30/2016	64,619	FY2021	3 to 18
1/28/2017	65,389	FY2022	4 to 19
2/3/2018.	36,971	FY2023	5 to 20

	$634,822

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/28/2012	12,728	FY2032	14
1/31/2015	21,549	FY2035	17
1/30/2016	10,018	FY2036	18
1/28/2017	3,866	FY2037	19

	$48,161

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

11. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense is as follows:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Statutory federal tax (33.75%—2017, 35%—2016 and 2015)	$2,063	$(5,816)	$(3,265)
State and local income taxes, net of federal income tax benefit	(4,256)	(1,002)	326
Federal tax credit	(460)	(380)	(320)
Basis adjustment	—	151	193
Permanent difference	225	218	195
Excess tax benefits on share-based compensation	419	—	—
Alternative minimum tax	813	—	—
Valuation allowance	(19,157)	6,619	3,018
Tax Cuts and Jobs Act of 2017	20,905	—	—
True-ups	(366)	—	—
Other, net	252	883	590

Income tax expense (benefit)	$438	$673	$737

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2013. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2013.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$1,824	$4,696	$3,872
Additions based on tax positions related to the current year	27	25	214
Additions for tax positions of prior years	100	263	611
Reductions for tax positions of prior years	—	(3,159)	(1)
Settlements	—	—	—
Reductions for lapse of statute of limitations	—	(1)	—

Unrecognized tax benefits at end of period	$1,951	$1,824	$4,696

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2017, fiscal year 2016 and fiscal year 2015 the Company recorded interest and penalties in the consolidated statements of operations of $0.1 million, $0.2 million and $0.3 million, respectively. At February 3, 2018 and January 28, 2017, the Company had accrued $0.8 million and $0.7 million respectively, for the potential payment of interest and penalties.

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

11. Income Taxes (Continued)

The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months. Of the total $2.0 million of unrecognized tax benefits at February 3, 2018, approximately $1.5 million, if recognized, would affect the Company's effective tax rate.

12. Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At February 3, 2018 and January 28, 2017, there were no shares of preferred stock outstanding.

13. Share Repurchases

        On July 13, 2017, the Company announced that its board of directors had authorized a 12-month extension of an existing stock repurchase plan that provided for the use of up to $5 million to repurchase the Company's common stock over a 12-month period. As of February 3, 2018, $3.3 million was remaining for future stock repurchases. Repurchases are expected to be made from time to time in the manner the Company believes appropriate, through open market or private transactions including through pre-established trading plans. The Company is not obligated to acquire any particular amount of common stock. Repurchases are dependent on a number of factors including market conditions for the Company's common stock.

        During fiscal year 2017, the Company repurchased 354,554 shares of its common stock for a total cost of approximately $0.6 million, including commission.

14. Quarterly Results (Unaudited)

        The following tables set forth the Company's quarterly consolidated statements of operations data for the last eight fiscal quarters and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

14. Quarterly Results (Unaudited) (Continued)

statements and includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary to present fairly the financial information for the quarters presented.

	Fiscal Year 2017 Quarter ended				Fiscal Year 2016 Quarter ended
Statements of Operations data	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
	(Amounts in thousands, except per share data)
Net sales	$209,857	$224,116	$214,182	$278,713	$216,038	$232,819	$213,901	$266,323
Gross profit	$64,422	$68,561	$67,598	$82,246	$59,887	$67,050	$63,984	$73,058
Operating (loss) income	$(3,852)	$5,156	$618	$5,006	$(5,398)	$1,340	$(2,103)	$(9,222)
Net (loss) income	$(4,247)	$4,823	$352	$4,747	$(5,716)	$945	$(2,532)	$(9,988)
Basic (loss) earnings per share of common stock	$(0.07)	$0.08	$0.01	$0.07	$(0.09)	$0.01	$(0.04)	$(0.16)

Diluted (loss) earnings per share of common stock	$(0.07)	$0.08	$0.01	$0.07	$(0.09)	$0.01	$(0.04)	$(0.16)

Weighted average shares outstanding:
Basic shares of common stock.	63,181	63,216	63,242	63,452	63,277	63,461	63,459	63,226

Diluted shares of common stock	63,181	63,664	64,099	64,690	63,277	63,936	63,459	63,226

	Fiscal Year 2017 Quarter ended				Fiscal Year 2016 Quarter ended
(as a % of net sales)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	30.7%	30.6%	31.6%	29.5%	27.7%	28.8%	29.9%	27.4%
Operating (loss) income	(1.8)%	2.3%	0.3%	1.8%	(2.5)%	0.6%	(1.0)%	(3.5)%
Net (loss) income	(2.0)%	2.2%	0.2%	1.7%	(2.6)%	0.4%	(1.2)%	(3.8)%

Business Re-engineering Program and Adjustments Affecting Comparability of Quarterly Financial Information

        As previously disclosed, during the third quarter of fiscal year 2014, the Company engaged a leading global business advisory firm to assist the Company in analyzing its business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure. The Company refers to this business re-engineering program as "Project Excellence." The first phase of Project Excellence consisted of an organizational realignment initiated at the end of fiscal year 2014 and completed in fiscal year 2015. The Company completed the second phase of Project Excellence during the second quarter of fiscal year 2015, which consisted of: (i) a comprehensive review of the Company's "Go-To-Market" strategy aimed at improving operating efficiencies and reducing costs associated with the related processes, (ii) the reduction of indirect procurement costs, and (iii) additional workforce reductions in connection with the organizational realignment. The Company expects to recognize combined annual expense reductions of approximately $30 million upon the execution of the business improvement plans identified through both phases of Project Excellence; however, a portion of these savings are expected to be reinvested into the Company's strategic initiatives and longer-term growth strategies. Approximately $15 million of the $30 million of annual savings from Project Excellence is a reduction of selling, general and

New York & Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 3, 2018

14. Quarterly Results (Unaudited) (Continued)

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

        The Company recorded the following charges in "Selling, general and administrative expenses," unless noted otherwise, on the consolidated statements of operations during fiscal year 2017 that affect comparability:

  •
  First quarter ended April 29, 2017 includes $0.6 million of consulting fees incurred in connection with Project Excellence and $0.5 million of legal expenses related to an ongoing trademark infringement case. In addition, the Company recorded $0.5 million of certain severance expense in "Costs of goods sold, buying and occupancy costs."

  •
  Second quarter ended July 29, 2017 includes $0.5 million of consulting fees incurred in connection with Project Excellence, $0.4 million of certain executive relocation expense, and a $2.6 million net legal accrual reversal primarily related to an ongoing trademark infringement case.

  •
  Third quarter ended October 28, 2017 includes $0.6 million of certain severance expense, $0.1 million of consulting fees incurred in connection with Project Excellence, and $0.1 million of legal settlement fees. In addition, the Company recorded a $0.2 million reversal of certain severance expense in "Costs of goods sold, buying and occupancy costs."

  •
  Fourth quarter ended February 3, 2018 is primarily comprised of $0.3 million of consulting fees incurred in connection with Project Excellence.

        The Company recorded the following charges in "Selling, general and administrative expenses" on the consolidated statements of operations during fiscal year 2016 that affect comparability:

  •
  Third quarter ended October 29, 2016 includes a $0.5 million legal accrual reversal.

  •
  Fourth quarter ended January 28, 2017 includes a $6.2 million expense accrual relating to an ongoing trademark infringement case.

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Amended and Restated Bylaws.††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.3	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.4	Offer Letter and Employment Letter, dated as of October 24, 2014, between New York & Company, Inc. and John Worthington.(e)
10.5	Offer Letter and Employment Letter, dated as of October 27, 2016, between New York & Company, Inc. and Michelle Pearlman.(h)
10.6	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
10.7
Amendment No. 1 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 19, 2006. T
10.8
Amendment No. 2 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on October 11, 2007.††††
10.9
Amendment No. 3 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on July 17, 2008.††††

Exhibit No.	Description
10.10	Amendment No. 4 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on April 6, 2009.††††
10.11
Amendment No. 5 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on March 16, 2010.†††††
10.12
Amendment No. 6 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on September 14, 2010.(a)
10.13
Amendment No. 7 to Transition Services Agreement, dated as of November 27, 2002, between Lerner New York Holding, Inc., New York & Company, Inc. as successor-in-interest to NY & Co. Group, Inc. and Limited Brands, Inc., as amended on December 26, 2016.(g)
10.14
Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.(e)
10.15
Post-Closing Letter to the Fourth Amended and Restated Loan and Security Agreement made by and among Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, Inc., wholly-owned indirect subsidiaries of New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2014.(e)
10.16
Amendment No. 1 to Second Amended and Restated Collateral Assignment of Trademarks made among Lernco, Inc. and Lerner New York Outlet, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.(e)
10.17
Amendment No. 1 to Amended and Restated Collateral Assignment of Trademarks made among Lerner New York, Inc. in favor of Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated as of October 24, 2014.(e)
10.18
Copyright Collateral Assignment and Security Agreement made by and among Lernco Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A., as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.(e)
10.19
Patent Collateral Assignment and Security Agreement made by and among Lerner New York, Inc. and New York & Company, Inc., and Wells Fargo Bank, N.A. as Agent for itself and Sole Lender named in the Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014.(e)

Exhibit No.	Description
10.20	Third Amended and Restated Guarantee, made by New York & Company, Inc., Lerner New York Holding, Inc., Nevada Receivable Factoring, Inc., New York & Company Stores, Inc. (formerly known as Associated Lerner Shops of America, Inc.), and Lerner New York GC, LLC, in favor of Wells Fargo Bank, N.A., as Agent and Sole Lender named in the Third Amended and Restated Loan and Security Agreement, dated as of August 10, 2011.(b)
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
10.28
Second Amended and Restated Private Label Credit Card Program Agreement By and Among Comenity Bank and New York & Company, Inc., Lerner New York, Inc., and Nevada Receivable Factoring, Inc. dated as of July 14, 2016 (confidential treatment has been requested for portions of this agreement).(f)
21.1	Subsidiaries of the Registrant.†††††
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 17, 2018.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 17, 2018.

Exhibit No.	Description
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 17, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(f)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, as filed with the SEC on August 31, 2016

(g)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017, as filed with the SEC on April 11, 2017.

(h)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, as filed with the SEC on June 2, 2017.