Form 10-Q
period 2018-05-05
New York & Company, Inc.
filed 2018-06-08
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 5, 2018
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

        As of June 1, 2018, the registrant had 64,284,514 shares of common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 5, 2018	Three months ended April 29, 2017
Net sales	$218,829	$209,857
Cost of goods sold, buying and occupancy costs	148,868	145,435

Gross profit	69,961	64,422
Selling, general and administrative expenses	66,486	68,274

Operating income (loss)	3,475	(3,852)
Interest expense, net of interest income of $201 and $48, respectively	22	279
Loss on extinguishment of debt	239	—

Income (loss) before income taxes	3,214	(4,131)
Provision for income taxes	128	116

Net income (loss)	$3,086	$(4,247)

Basic earnings (loss) per share	$0.05	$(0.07)

Diluted earnings (loss) per share	$0.05	$(0.07)

Weighted average shares outstanding:
Basic shares of common stock	63,527	63,181

Diluted shares of common stock	65,404	63,181

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)	Three months ended May 5, 2018	Three months ended April 29, 2017
Comprehensive income (loss)	$3,121	$(4,155)

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 5, 2018	February 3, 2018*	April 29, 2017
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,019	$90,908	$75,292
Accounts receivable	14,850	12,528	16,873
Income taxes receivable	115	115	115
Inventories, net	90,984	84,498	96,194
Prepaid expenses	16,557	16,447	17,777
Other current assets	1,944	1,924	1,516

Total current assets	202,469	206,420	207,767
Property and equipment, net	72,701	77,906	83,146
Intangible assets	17,047	17,125	14,879
Other assets	1,469	1,505	1,563

Total assets	$293,686	$302,956	$307,355

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$—	$841	$841
Accounts payable	73,937	70,089	83,496
Accrued expenses	73,535	70,677	66,070
Income taxes payable	71	28	66

Total current liabilities	147,543	141,635	150,473
Long-term debt, net of current portion	—	10,644	11,275
Deferred rent	26,353	27,217	29,554
Other liabilities	35,142	36,599	40,977

Total liabilities	209,038	216,095	232,279
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 65,993, 65,896, and 65,905 shares issued and 64,162, 64,065, and 64,210 shares outstanding at May 5, 2018, February 3, 2018, and April 29, 2017, respectively	66	66	66
Additional paid-in capital	183,777	183,228	181,873
Retained deficit	(93,594)	(90,797)	(100,719)
Accumulated other comprehensive loss	(516)	(551)	(1,264)
Treasury stock at cost; 1,831, 1,831, and 1,695 shares at May 5, 2018, February 3, 2018, and April 29, 2017, respectively	(5,085)	(5,085)	(4,880)

Total stockholders' equity	84,648	86,861	75,076

Total liabilities and stockholders' equity	$293,686	$302,956	$307,355

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 5, 2018	Three months ended April 29, 2017
Operating activities
Net income (loss)	$3,086	$(4,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,479	5,732
Loss from impairment charges	—	288
Amortization of intangible assets	78	—
Amortization of deferred financing costs	34	48
Write-off of unamortized deferred financing costs	239	—
Share-based compensation expense	642	501
Changes in operating assets and liabilities:
Accounts receivable	(2,506)	(5,036)
Income taxes receivable	—	29
Inventories, net	(6,486)	(18,150)
Prepaid expenses	(110)	969
Accounts payable	3,848	15,428
Accrued expenses	(3,022)	(3,239)
Income taxes payable	43	(108)
Deferred rent	(864)	(485)
Other assets and liabilities	(935)	(1,613)

Net cash used in operating activities	(474)	(9,883)
Investing activities
Capital expenditures	(274)	(2,096)
Insurance recoveries	184	—

Net cash used in investing activities	(90)	(2,096)
Financing activities
Repayment of long-term debt	(11,750)	(250)
Principal payment on capital lease obligations	(482)	(409)
Shares withheld for payment of employee payroll taxes	(93)	(23)
Purchase of treasury stock	—	(416)

Net cash used in financing activities	(12,325)	(1,098)

Net decrease in cash and cash equivalents	(12,889)	(13,077)
Cash and cash equivalents at beginning of period	90,908	88,369

Cash and cash equivalents at end of period	$78,019	$75,292

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

May 5, 2018

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 432 retail and outlet locations in 36 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The condensed consolidated financial statements as of May 5, 2018 and April 29, 2017 and for the 13 weeks ("three months") ended May 5, 2018 and April 29, 2017 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 3, 2018 ("fiscal year 2017"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 17, 2018. The 52-week fiscal year ending February 2, 2019 is referred to herein as "fiscal year 2018." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of February 4, 2018 using the modified retrospective method with a cumulative adjustment to the opening retained earnings balance. Please refer to Note 3, "Revenue Recognition" for further information regarding the adoption of Topic 606.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

2. New Accounting Pronouncements (Continued)

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

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other components of net benefit costs in the income statement; (ii) provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. The Company prospectively adopted ASU 2017-07 on February 4, 2018, as the Company deemed the impact of prior period reclassifications to be immaterial. The impact on the three months ended April 29, 2017 would have resulted in a net decrease of "Selling, general, and administrative expenses" and "Operating loss" on the Company's condensed consolidated statements of operations by $56,000.

3. Revenue Recognition

        On February 4, 2018, the Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning February 4, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

        On February 4, 2018, the Company recorded a net increase to the opening "Retained deficit" balance of $5.9 million with an offsetting adjustment to "Accrued expenses" due to the cumulative impact of adopting Topic 606. The cumulative effect adjustment related primarily to the Company's private label credit card loyalty program (the "Runway Rewards" program).

        Runway Rewards is a points-based customer loyalty program, in which customers earn points based on purchases. When customers reach predetermined point thresholds, earned points are fulfilled with rewards that can be redeemed for discounts on future purchases of New York & Company merchandise. Issued rewards expire if they are not redeemed within the stated redemption period, which is approximately 60 days. Previously under the Runway Rewards program, the Company recognized revenue for the full sale amount at the time of sale; however, the Company would accrue the estimated cost of points and rewards earned and outstanding until they were redeemed or expired, which is referred to as the incremental cost method. Under Topic 606, the Company no longer accrues the estimated cost of points and rewards earned and outstanding. Instead, it defers a portion of the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

3. Revenue Recognition (Continued)

revenue at the time of sale using the standalone selling price method, as described in Topic 606, until the points and rewards are redeemed or expire. On the date of adoption of Topic 606, the Company established a current liability for deferred revenue equal to the estimated sales value of points and rewards earned and outstanding that are expected to be redeemed, with an offsetting adjustment to the opening balance of "Retained deficit." The Company determines the estimated redemption rate based on the historical experience of rewards being earned and redeemed. In accordance with Topic 606, the Company accounts for certain other sales incentives offered to its customers in a manner similar to the accounting for its Runway Rewards program.

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated balance sheet on February 4, 2018 was as follows:

	February 3, 2018 (As reported)	Effect of Topic 606 Adoption	February 4, 2018 (As amended)
	(Amounts in thousands)
Accrued expenses	$70,677	$5,883	$76,560
Retained deficit	$(90,797)	$(5,883)	$(96,680)

        There was no impact to the Company's condensed consolidated statements of operations on the date of adoption of Topic 606, and the Company does not expect the adoption of Topic 606 to have a material impact on its consolidated financial statements on a go forward basis.

Balance Sheet

        The contract liability related to the Company's Runway Rewards program and other sales incentive programs was $7.5 million as of May 5, 2018, which is recorded within "Accrued expenses" on the Company's consolidated balance sheet. Of the $7.5 million contract liability at May 5, 2018, $6.9 million related to the Runway Rewards program. The following table provides the reconciliation of the contract liability related to these programs for the three months ended May 5, 2018:

Contract Liability
(Amounts in thousands)
Balance at February 3, 2018	$1,448
Topic 606 adjustment	5,883
Rewards earned	10,005
Rewards redeemed	(6,138)
Rewards expired	(3,727)

Balance at May 5, 2018	$7,471

        The total contract liability related to the Company's gift cards and merchandise credits outstanding was $12.7 million and $12.1 million as of May 5, 2018 and April 29, 2017, respectively, which is recorded within "Accrued expenses" on the Company's consolidated balance sheets. The following table

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

3. Revenue Recognition (Continued)

provides the reconciliation of the contract liability related to this program for the three months ended May 5, 2018:

Contract Liability
(Amounts in thousands)
Balance at February 3, 2018	$13,649
Gift cards and merchandise credits earned	3,334
Gift cards and merchandise credits redeemed	(4,189)
Gift card and merchandise credit breakage	(94)

Balance at May 5, 2018	$12,700

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated balance sheet as of May 5, 2018 was as follows:

	As of May 5, 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Accrued expenses	$73,283	$252	$73,535
Retained deficit	$(93,342)	$(252)	$(93,594)

Income Statement

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's condensed consolidated statement of operations during the three months ended May 5, 2018 was as follows:

	Three months ended May 5, 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Net sales	$218,969	$(140)	$218,829
Cost of goods sold, buying and occupancy costs	$148,756	$112	$148,868
Gross profit	$70,213	$(252)	$69,961
Operating income	$3,727	$(252)	$3,475

        Although the adoption of Topic 606 did not have a material impact on the first quarter of the fiscal year 2018 operating results, the Company could experience a shift in revenues and gross profit between fiscal quarters in the future.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

3. Revenue Recognition (Continued)

Accounting Policies

        Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

        Revenue from the sale of merchandise at the Company's stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for, primarily with either cash or credit card. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift cards and merchandise credits is recognized at redemption. Prior to their redemption, gift cards and merchandise credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. For sales incentives that provide customers with a coupon for a discount on future purchases, the Company defers a portion of the revenue at the time the coupon is earned using the standalone selling price method, until the coupon is redeemed or expired. Sales taxes collected from customers are excluded from revenues.

        The Company reserves for sales returns on a gross basis through reductions in sales and gross margin based upon historical merchandise returns experience and current sales levels.

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws. The Company recognizes gift card and merchandise credit breakage as revenue as each is redeemed over a two-year redemption period based on their respective historical breakage rate. The Company considers the likelihood of redemption remote beyond a two-year redemption period, at which point any unrecognized breakage is recognized as revenue. The Company determined the redemption period and the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns.

        The Company also recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS agreement, ADS has the exclusive right to provide private label credit cards to its customers. The Company's private label credit card is issued to its customers for use exclusively at New York & Company stores and online at www.nyandcompany.com, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. Upon execution of the ADS Agreement on July 14, 2016, the Company was entitled to a $40 million signing bonus, which was recorded as deferred revenue, and is being amortized on a straight-line basis over the 10-year term of the ADS agreement. In addition, over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned. During the three months ended May 5, 2018 and April 29, 2017, the Company recognized revenue of $5.9 million and $5.7 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

3. Revenue Recognition (Continued)

        As of May 5, 2018, $28.0 million of deferred revenue related to the ADS Agreement is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the condensed consolidated balance sheet. As of April 29, 2017, $32.0 million of deferred revenue related to the ADS Agreement is included in "Other liabilities" and $4.0 million of deferred revenue is included in "Accrued expenses" on the condensed consolidated balance sheet.

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

	Three months ended May 5, 2018	Three months ended April 29, 2017
	(Amounts in thousands, except per share amounts)
Net income (loss)	$3,086	$(4,247)
Basic earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,527	63,181

Basic earnings (loss) per share	$0.05	$(0.07)

Diluted earnings (loss) per share:
Weighted average shares outstanding:
Basic shares of common stock	63,527	63,181
Plus impact of share-based awards	1,877	—

Diluted shares of common stock	65,404	63,181

Diluted earnings (loss) per share	$0.05	$(0.07)

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

4. Earnings (Loss) Per Share (Continued)

        The calculation of diluted earnings (loss) per share for the three months ended May 5, 2018 and April 29, 2017 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended May 5, 2018	Three months ended April 29, 2017
	(Amounts in thousands)
Stock options	13	289
Stock appreciation rights(1)	133	7,282
Restricted stock and units	25	687

Total anti-dilutive shares	171	8,258

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 8% of the Company's workforce at May 5, 2018. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2018. The Company believes its relationship with its employees is good.

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

	Three months ended May 5, 2018	Three months ended April 29, 2017
	(Amounts in thousands)
Service cost	$97	$84
Interest cost	76	86
Expected return on plan assets	(140)	(122)
Amortization of unrecognized losses	39	96
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$68	$140

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

5. Pension Plan (Continued)

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income (loss) reported on the Company's condensed consolidated statements of comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of "Accumulated other comprehensive loss" on the Company's condensed consolidated balance sheets and into expense on the Company's condensed consolidated statements of operations for the three months ended May 5, 2018 and April 29, 2017 was $35,000 and $92,000, respectively. As of February 3, 2018, the Company reported a minimum pension liability of $1.2 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2013. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2013.

        At February 3, 2018, the Company reported a total liability for unrecognized tax benefits of $2.0 million, including interest and penalties. There have been no material changes during the three months ended May 5, 2018. Of the total $2.0 million of unrecognized tax benefits at February 3, 2018, approximately $1.5 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of May 5, 2018, the Company's valuation allowance against its deferred tax assets was $56.3 million.

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

        The Loan Agreement consists of: (i) a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions, and (ii) a $15 million, 5-year term loan, bearing interest at the Adjusted Eurodollar Rate plus 4.50% (the "Term Loan"). On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of this Term Loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 5, 2018, the Company had availability under its revolving credit facility of $56.7 million, net of letters of credit outstanding of $11.9 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018, and availability of $59.6 million, net of letters of credit outstanding of $14.2 million, as of April 29, 2017. The $11.9 million of letters of credit outstanding at May 5, 2018 represents standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

        As of May 5, 2018, February 3, 2018, and April 29, 2017, the Company had $5.3 million, $5.8 million, and $6.2 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 5, 2018

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

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three months ended April 29, 2017, the Company recorded $0.3 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. There were no impairment charges recorded during the three months ended May 5, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 432 retail and outlet locations in 36 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 49.

        During fiscal year 2018, the Company's key strategic initiatives are as follows: (i) leverage its celebrity collaborations and evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans and Soho Street, Eva Mendes Collection, and Gabrielle Union Collection; (ii) enhance brand awareness and increase customer engagement, including growth in both the number of new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to elevate its omni-channel capabilities by providing an easy and seamless customer experience; (iv) optimize the Company's existing store base; (v) continue ongoing Project Excellence initiatives; and (vi) explore opportunities to invest in growth initiatives.

        Project Excellence is the Company's ongoing business re-engineering program which consists of a continuous analysis of business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure. For further information related to Project Excellence, please refer to Note 14, "Quarterly Results" in the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

        In regards to new growth initiatives, in fiscal year 2017 the Company launched a subscription box service, NY&C Closet, which is available at www.nyandcompanycloset.com. During the first quarter of fiscal year 2018, the Company successfully grew its subscriber base for NY&C Closet, and going forward, the Company plans to expand customer engagement with the New York & Company brand through this platform.

        In addition, on February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, which enables the Company to enter the Plus-size market and drive accretive growth to the New York & Company portfolio of brands. In the first quarter of fiscal year 2018, the Company relaunched the Fashion to Figure business with 8 new stores and through the Company's eCommerce platform.

        Net sales for the three months ended May 5, 2018 were $218.8 million, as compared to $209.9 million for the three months ended April 29, 2017. Comparable store sales increased 2.7% for the three months ended May 5, 2018, as compared to a decrease of 0.7% for the three months ended April 29, 2017. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store, including Fashion to Figure eCommerce sales and private label credit card royalties and related revenue, are included in comparable store sales. Fashion to Figure retail locations are not included in comparable store sales calculations until they complete 13 full fiscal months of operations.

        Net income for the three months ended May 5, 2018 was $3.1 million, or earnings of $0.05 per diluted share, as compared to a net loss of $4.2 million, or a loss of $0.07 per diluted share, for the three months ended April 29, 2017. On a non-GAAP basis, adjusted net income for the three months ended May 5, 2018 was $3.9 million, or earnings of $0.06 per diluted share, which excludes $0.8 million of non-operating adjustments. This compares to non-GAAP adjusted net loss for the three months ended April 29, 2017 of $2.7 million, or a loss of $0.04 per diluted share, which excludes $1.6 million of non-operating adjustments. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the three months ended May 5, 2018 was $0.3 million, as compared to $2.1 million for the three months ended April 29, 2017. During the three months ended May 5, 2018, the Company opened 1 New York & Company store, 8 Fashion to Figure stores, converted 1 existing New York & Company store to an Outlet store, closed 8 New York & Company stores and 1 Outlet store, as well as remodeled/refreshed 2 existing locations, ending the first quarter of fiscal year 2018 with 432 stores, including 119 Outlet stores, and 2.2 million selling square feet in operation. Included in the New York & Company store count at May 5, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 5, 2018 and April 29, 2017:

As a % of net sales	Three months ended May 5, 2018	Three months ended April 29, 2017
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.0%	69.3%

Gross profit	32.0%	30.7%
Selling, general and administrative expenses	30.4%	32.5%

Operating income (loss)	1.6%	(1.8)%
Interest expense, net	—%	0.1%
Loss on extinguishment of debt	0.1%	—%

Income (loss) before income taxes	1.5%	(1.9)%
Provision for income taxes	0.1%	0.1%

Net income (loss)	1.4%	(2.0)%

Selected operating data:	Three months ended May 5, 2018	Three months ended April 29, 2017
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	2.7%	(0.7)%
Net sales per average selling square foot(1)	$101	$89
Net sales per average store(2)	$504	$452
Average selling square footage per store(3)	4,985	5,033

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 5, 2018		Three months ended April 29, 2017
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	432	2,171,329	466	2,367,194
New stores	9	23,161	6	26,603
Closed stores	(9)	(46,332)	(9)	(57,511)
Net impact of remodeled stores on selling square feet	—	5,193	—	(5,997)

Stores open, end of period	432	2,153,351	463	2,330,289

Three Months Ended May 5, 2018 Compared to Three Months Ended April 29, 2017

        Net Sales.    Net sales for the three months ended May 5, 2018 were $218.8 million, as compared to $209.9 million for the three months ended April 29, 2017. The increase in net sales reflects the combined effect of the shift of the calendar due to the 53rd week in fiscal year 2017, increased sales from Fashion to Figure, and growth in eCommerce sales, partially offset by a reduced store count with 30 less stores in operation during the period, representing a 6.5% reduction in store count. Comparable store sales increased 2.7% for the three months ended May 5, 2018, driven by increases in both brick-and-mortar store sales and increases in sales from the Company's eCommerce business, as compared to a decrease of 0.7% for the three months ended April 29, 2017. Included in comparable store sales for the three months ended May 5, 2018 and April 29, 2017 are royalties and other revenue totaling $5.9 million and $5.7 million recognized as a result of the ADS Agreement, respectively. In the comparable store base, average dollar sales per transaction increased by 5.3%, while the number of transactions per average store decreased 2.5%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended May 5, 2018 was $70.0 million, or 32.0% of net sales, as compared to $64.4 million, or 30.7% of net sales, for the three months ended April 29, 2017. The increase in gross profit as a percentage of net sales for the three months ended May 5, 2018, as compared to the three months ended April 29, 2017, reflects a 260 basis point improvement in buying and occupancy costs primarily due to a $3.4 million reduction in expenses and higher sales, partially offset by a 130 basis point decrease in merchandise margin. The decrease in merchandise margin during the three months ended May 5, 2018, as compared to the three months ended April 29, 2017, was largely driven by increased shipping costs and a slight increase in promotional activity to drive sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $66.5 million, or 30.4% of net sales, for the three months ended May 5, 2018, as compared to $68.3 million, or 32.5% of net sales, for the three months ended April 29, 2017. Included in selling, general and administrative expenses for the three months ended May 5, 2018 is $0.5 million of non-operating charges, primarily comprised of severance expense related to the Company's recent organizational changes. Selling, general and administrative expenses for the three months ended April 29, 2017 included $1.0 million of non-operating charges, comprised of consulting expenses related to new initiatives under Project Excellence, along with certain legal expense accruals.

        Selling, general, and administrative expenses during the three months ended May 5, 2018, as compared to the three months ended April 29, 2017, reflects a reduction in store selling expenses due to a lower store count, and a decrease in marketing expenses, partially offset by an increase in variable compensation expense due to the Company's improved operating results and an increase in eCommerce expenses largely due to variable expenses associated with the growth in eCommerce sales.

        Operating Income (Loss).    For the reasons discussed above, operating income for the three months ended May 5, 2018 was $3.5 million, as compared to an operating loss of $3.9 million for the three months ended April 29, 2017.

        Interest Expense, Net.    Net interest expense decreased to $22,000 for the three months ended May 5, 2018, as compared to $0.3 million for the three months ended April 29, 2017. The decrease in net interest expense is largely due to the Company's prepayment of an $11.5 million term loan on April 5, 2018 using cash on-hand. Additional details on the $15.0 million, 5-year term loan (the "Term Loan"), are described further in the "Long-Term Debt and Credit Facilities" section below.

        Loss on Extinguishment of Debt.    On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of the Term Loan, which resulted in a $0.2 million charge during the three months ended May 5, 2018 associated with the write-off of unamortized deferred financing costs. The Company incurred no such charges during the three months ended April 29, 2017.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for both the three months ended May 5, 2018 and April 29, 2017 was $0.1 million.

        Net Income (Loss).    For the reasons discussed above, net income for the three months ended May 5, 2018 was $3.1 million, or earnings of $0.05 per diluted share, as compared to a net loss of $4.2 million, or a loss of $0.07 per diluted share, for the three months ended April 29, 2017.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for the three months ended May 5, 2018 and April 29, 2017 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating adjustments, as described below. This non-GAAP financial information is provided to enhance the reader's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended May 5, 2018
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$148,868	$69,961	$66,486	$3,475	$3,086	$0.05
Adjustments affecting comparability
Certain severance expenses	319	319	352	671	671
Consulting expense	—	—	27	27	27
Legal settlement fees	—	—	140	140	140

Total adjustments(1)	319	319	519	838	838	0.01

Non-GAAP as adjusted	$148,549	$70,280	$65,967	$4,313	$3,924	$0.06

	Three months ended April 29, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Loss per diluted share
GAAP as reported	$145,435	$64,422	$68,274	$(3,852)	$(4,247)	$(0.07)
Adjustments affecting comparability
Certain severance expenses	548	548	—	548	548
Consulting expense	—	—	562	562	562
Legal settlement fees	—	—	470	470	470

Total adjustments(1)	548	548	1,032	1,580	1,580	0.03

Non-GAAP as adjusted	$144,887	$64,970	$67,242	$(2,272)	$(2,667)	$(0.04)

(1)
The tax effect of the $0.8 million and $1.6 million of non-operating adjustments during the three months ended May 5, 2018 and April 29, 2017, respectively, is offset by a full valuation allowance against deferred tax assets.

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

        The Company plans to make strategic investments to drive top line sales growth, improve profitability and increase long-term shareholder value. These strategic investments include the expansion of the Company's successful collaborations with a third celebrity in the Fall of 2018, the continued expansion of the Company's digital footprint as it continues the transformation to a digitally dominant retailer, the potential expansion of Fashion to Figure, and new opportunities to broaden the Company's brand presence into new product categories.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 5, 2018	February 3, 2018	April 29, 2017
	(Amounts in thousands)
Cash and cash equivalents	$78,019	$90,908	$75,292
Working capital	$54,926	$64,785	$57,294

	Three months ended May 5, 2018	Three months ended April 29, 2017
	(Amounts in thousands)
Net cash used in operating activities	$(474)	$(9,883)
Net cash used in investing activities	$(90)	$(2,096)
Net cash used in financing activities	$(12,325)	$(1,098)

Net decrease in cash and cash equivalents	$(12,889)	$(13,077)

Operating Activities

        Net cash used in operating activities was $0.5 million for the three months ended May 5, 2018, as compared to $9.9 million for the three months ended April 29, 2017. The decrease in net cash used in operating activities during the three months ended May 5, 2018, as compared to the three months ended April 29, 2017, is primarily the result of an increase in net income combined with fluctuations in operating assets and liabilities.

Investing Activities

        Net cash used in investing activities was $0.1 million for the three months ended May 5, 2018, as compared to $2.1 million for the three months ended April 29, 2017. During the three months ended May 5, 2018, the Company opened 1 New York & Company store, 8 Fashion to Figure stores, converted 1 existing New York & Company store to an Outlet store, closed 8 New York & Company stores and 1 Outlet store, as well as remodeled/refreshed 2 existing stores, ending the first quarter of fiscal year 2018 with 432 stores, including 119 Outlet stores, and 2.2 million selling square feet in operation. Included in the New York & Company store count at May 5, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        Net cash used in investing activities during the three months ended April 29, 2017 represents capital expenditures of $1.2 million for store-related projects and $0.8 million related to the Company's information technology infrastructure. During the three months ended April 29, 2017, the Company opened 5 New York & Company stores and 1 new Outlet store, remodeled/refreshed 3 existing stores, and closed 8 New York & Company stores and 1 Outlet store, ending the first quarter of 2017 with 463 stores, including 123 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at April 29, 2017 are 18 Eva Mendes side-by-side stores, 51 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        For fiscal year 2018, capital expenditures are expected to be between $10 million and $12 million, including capital required for the Company's new Fashion to Figure business. In total, fiscal year 2018 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. In fiscal year 2018, the Company expects to open approximately 5 New York & Company stores and 1 new Outlet store, open 10 Fashion to Figure stores, convert 2 existing New York & Company stores to Outlet stores, remodel/refresh 10 existing stores, and close between 35 and 45 stores ending the fiscal year with between 403 and 413 stores, including 119 Outlet stores, and approximately 2.0 million selling square feet.

        As of May 5, 2018, approximately 65% of the Company's store leases could be terminated by the Company before fiscal year end 2019.

Financing Activities

        Net cash used in financing activities for the three months ended May 5, 2018 was $12.3 million, which consists primarily of a $0.3 million quarterly amortization payment of the Term Loan, the $11.5 million early repayment of the Term Loan, $0.5 million of principal payments on capital lease obligations, and $0.1 million of employee payroll taxes for which shares were withheld. Net cash used in financing activities for the three months ended April 29, 2017 was $1.1 million, which consists primarily of $0.4 million for the purchase of treasury stock, $0.4 million of principal payments on capital lease obligations, and a $0.3 million quarterly amortization payment of the Term Loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 5, 2018, the Company had availability under its revolving credit facility of $56.7 million, net of letters of credit outstanding of $11.9 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018, and availability of $59.6 million, net of letters of credit outstanding of $14.2 million, as of April 29, 2017. The $11.9 million of letters of credit outstanding at May 5, 2018 represents standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, intangible assets and income taxes. Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Adoption of New Accounting Standards

        Please refer to Note 2, "New Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's quantitative and qualitative disclosures about market risk from what was reported in its Annual Report on Form 10-K filed with the SEC on April 17, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 5, 2018, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 17, 2018.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 17, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	June 8, 2018