Form 10-Q
period 2018-08-04
New York & Company, Inc.
filed 2018-09-06
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 4, 2018
OR
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

        As of August 31, 2018, the registrant had 64,731,100 shares of common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
Net sales	$216,370	$224,116	$435,199	$433,973
Cost of goods sold, buying and occupancy costs	146,996	155,555	295,864	300,990

Gross profit	69,374	68,561	139,335	132,983
Selling, general and administrative expenses	66,317	63,405	132,803	131,679

Operating income	3,057	5,156	6,532	1,304
Interest expense, net of interest income of $284, $86, $485, and $134, respectively	(217)	238	(195)	517
Loss on extinguishment of debt	—	—	239	—

Income before income taxes	3,274	4,918	6,488	787
Provision for income taxes	207	95	335	211

Net income	$3,067	$4,823	$6,153	$576

Basic earnings per share	$0.05	$0.08	$0.10	$0.01

Diluted earnings per share	$0.05	$0.08	$0.09	$0.01

Weighted average shares outstanding:
Basic shares of common stock	63,749	63,216	63,638	63,199

Diluted shares of common stock	66,244	63,664	65,824	63,713

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
Comprehensive income	$3,102	$4,916	$6,223	$761

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	August 4, 2018	February 3, 2018*	July 29, 2017
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,758	$90,908	$75,973
Accounts receivable	11,831	12,528	15,646
Income taxes receivable	55	115	115
Inventories, net	82,124	84,498	82,814
Prepaid expenses	17,233	16,447	18,524
Other current assets	1,963	1,924	1,731

Total current assets	207,964	206,420	194,803
Property and equipment, net	68,331	77,906	80,976
Intangible assets	16,969	17,125	14,879
Other assets	1,618	1,505	1,550

Total assets	$294,882	$302,956	$292,208

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$—	$841	$841
Accounts payable	73,310	70,089	72,120
Accrued expenses	73,641	70,677	59,210
Income taxes payable	—	28	—

Total current liabilities	146,951	141,635	132,171
Long-term debt, net of current portion	—	10,644	11,064
Deferred rent	26,066	27,217	28,729
Other liabilities	33,649	36,599	39,930

Total liabilities	206,666	216,095	211,894
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized 66,271, 65,896 and 66,113 shares issued and 64,440, 64,065 and 64,282 shares outstanding at August 4, 2018, February 3, 2018 and July 29, 2017, respectively	66	66	66
Additional paid-in capital	184,243	183,228	182,335
Retained deficit	(90,527)	(90,797)	(95,896)
Accumulated other comprehensive loss	(481)	(551)	(1,171)
Treasury stock at cost; 1,831 shares at August 4, 2018, February 3, 2018 and July 29, 2017	(5,085)	(5,085)	(5,020)

Total stockholders' equity	88,216	86,861	80,314

Total liabilities and stockholders' equity	$294,882	$302,956	$292,208

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

See accompanying notes.

New York & Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended August 4, 2018	Six months ended July 29, 2017
Operating activities
Net income	$6,153	$576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,715	11,091
Loss from impairment charges	486	532
Amortization of intangible assets	156	—
Amortization of deferred financing costs	41	94
Write-off of unamortized deferred financing costs	239	—
Share-based compensation expense	1,186	982
Changes in operating assets and liabilities:
Accounts receivable	513	(3,809)
Income taxes receivable	60	29
Inventories, net	2,374	(4,770)
Prepaid expenses	(786)	222
Accounts payable	3,221	4,052
Accrued expenses	(2,835)	(10,269)
Income taxes payable	(28)	(174)
Deferred rent	(1,151)	(1,310)
Other assets and liabilities	(2,085)	(3,012)

Net cash provided by (used in) operating activities	18,259	(5,766)
Investing activities
Capital expenditures	(1,626)	(4,711)
Insurance recoveries	184	—

Net cash used in investing activities	(1,442)	(4,711)
Financing activities
Repayment of long-term debt	(11,750)	(500)
Principal payment on capital lease obligations	(1,046)	(821)
Purchase of treasury stock	—	(557)
Shares withheld for payment of employee payroll taxes	(171)	(41)

Net cash used in financing activities	(12,967)	(1,919)

Net increase (decrease) in cash and cash equivalents	3,850	(12,396)
Cash and cash equivalents at beginning of period	90,908	88,369

Cash and cash equivalents at end of period	$94,758	$75,973

Supplementary non-cash investing activities
Non-cash capital lease transactions	$—	$818

See accompanying notes.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements

August 4, 2018

(Unaudited)

1. Organization and Basis of Presentation

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 426 retail and outlet locations in 36 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The condensed consolidated financial statements as of August 4, 2018 and July 29, 2017 and for the 13 weeks ("three months") and 26 weeks ("six months") ended August 4, 2018 and July 29, 2017 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 3, 2018 ("fiscal year 2017"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 17, 2018. The 52-week fiscal year ending February 2, 2019 is referred to herein as "fiscal year 2018." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("Topic 606"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of February 4, 2018 using the modified retrospective method with a cumulative adjustment to the opening retained earnings balance. Please refer to Note 3, "Revenue Recognition" for further information regarding the adoption of Topic 606.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

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

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other components of net benefit costs in the income statement; (ii) provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. The Company prospectively adopted ASU 2017-07 on February 4, 2018, as the Company deemed the impact of prior period reclassifications to be immaterial. The impact on the three and six months ended July 29, 2017 would have resulted in a net decrease of "Selling, general, and administrative expenses" and an increase in "Operating income" on the Company's condensed consolidated statements of operations by $56,000 and $112,000, respectively.

3. Revenue Recognition

        On February 4, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts not completed as of the date of adoption. Results for reporting periods beginning February 4, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

        On February 4, 2018, the Company recorded a net increase to the opening "Retained deficit" balance of $5.9 million with an offsetting adjustment to "Accrued expenses" due to the cumulative impact of adopting Topic 606. The cumulative effect adjustment related primarily to the Company's private label credit card loyalty program (the "Runway Rewards" program).

        Runway Rewards is the Company's points-based customer loyalty program, in which customers earn points based on purchases. When customers reach predetermined point thresholds, earned points are fulfilled with rewards that can be redeemed for discounts on future purchases of New York & Company merchandise. Previously under the Runway Rewards program, the Company recognized revenue for the full sale amount at the time of sale; however, the Company would accrue the estimated cost of points and rewards earned and outstanding until they were redeemed or expired, which is referred to as the incremental cost method. Under Topic 606, the Company no longer accrues the estimated cost of points and rewards earned and outstanding. Instead, it defers a portion of the

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

3. Revenue Recognition (Continued)

revenue at the time of sale using the standalone selling price method, as described in Topic 606, until the points and rewards are redeemed or expire. On the date of adoption of Topic 606, the Company established a current liability for deferred revenue equal to the estimated sales value of points and rewards earned and outstanding that are expected to be redeemed, with an offsetting adjustment to the opening balance of "Retained deficit."

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated balance sheet on February 4, 2018 was as follows:

	February 3, 2018 (As reported)	Effect of Topic 606 Adoption	February 4, 2018 (As amended)
	(Amounts in thousands)
Accrued expenses	$70,677	$5,883	$76,560
Retained deficit	$(90,797)	$(5,883)	$(96,680)

        There was no impact to the Company's condensed consolidated statement of operations on the date of adoption of Topic 606.

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated balance sheet as of August 4, 2018 was as follows:

	As of August 4, 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Accrued expenses	$73,532	$109	$73,641
Retained deficit	$(90,418)	$(109)	$(90,527)

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's condensed consolidated statements of operations during the three and six months ended August 4, 2018 was as follows:

	Three months ended August 4, 2018			Six months ended August 4, 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Net sales	$216,270	$100	$216,370	$435,239	$(40)	$435,199
Cost of goods sold, buying and occupancy costs	$147,039	$(43)	$146,996	$295,795	$69	$295,864
Gross profit	$69,231	$143	$69,374	$139,444	$(109)	$139,335
Operating income	$2,914	$143	$3,057	$6,641	$(109)	$6,532

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

3. Revenue Recognition (Continued)

        Although the adoption of Topic 606 did not have a material impact on the operating results for the three or six months ended August 4, 2018, the Company could experience a shift in revenues and gross profit between fiscal quarters in the future.

Revenue Recognition Accounting Policies

        Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

        Revenue from the sale of merchandise at the Company's stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce store is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift cards and merchandise credits is recognized at redemption. Prior to their redemption, gift cards and merchandise credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. For sales incentives that provide customers with a coupon for a discount on future purchases, the Company defers a portion of the revenue at the time the coupon is earned using the standalone selling price method, until the coupon is redeemed or expired. Sales taxes collected from customers are excluded from revenues.

        The Company reserves for sales returns on a gross basis through a separate right of return asset and liability with reductions in sales and cost of goods sold based upon historical merchandise returns experience and current sales levels.

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

        Under the Company's Runway Rewards program, points earned expire within 12 months if the point threshold for a reward is not attained. Issued rewards expire within approximately 60 days if they are not redeemed. As rewards are being earned the Company defers a portion of the revenue equal to the estimated sales value of the reward that is expected to be redeemed using the standalone selling price method. Revenue is recognized as rewards are redeemed or expire. The Company determines the estimated redemption rate based on the historical experience of rewards being earned and redeemed.

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

3. Revenue Recognition (Continued)

        The Company also recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to its customers. The Company's private label credit card is issued to the Company's customers for use exclusively at New York & Company stores and online at www.nyandcompany.com, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. Upon execution of the ADS Agreement on July 14, 2016, the Company was entitled to a $40 million signing bonus, which was recorded as deferred revenue, and is being amortized on a straight-line basis over the 10-year term of the ADS agreement. In addition, over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned.

Contract Liabilities

        Deferred revenue related to the Company's gift cards and merchandise credits outstanding was $12.5 million and $13.6 million as of August 4, 2018 and February 3, 2018, respectively, which is included in "Accrued expenses" on the Company's condensed consolidated balance sheets. During the six months ended August 4, 2018, the Company recognized approximately $4.0 million of revenue that was included in the deferred revenue liability for gift cards and merchandise credits at February 3, 2018.

        Deferred revenue related to the Company's Runway Rewards program and other sales incentive programs, including the impact of Topic 606 adoption, was $7.4 million and $7.3 million as of August 4, 2018 and February 3, 2018, respectively. At August 4, 2018, the $7.4 million deferred revenue liability for loyalty programs is included in "Accrued expenses" on the Company's condensed consolidated balance sheet. During the six months ended August 4, 2018, the net impact of rewards earned and redeemed under these programs was a $0.1 million deferral of revenue.

        Deferred revenue related to the ADS Agreement was $31.0 million at August 4, 2018, of which $27.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. As of February 3, 2018, deferred revenue related to the ADS Agreement was $33.0 million, of which $29.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. During the three months ended August 4, 2018 and July 29, 2017, the Company recognized revenue of $5.7 million and $6.0 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement. During both the six months ended August 4, 2018 and July 29, 2017, the Company recognized revenue of $11.6 million from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

4. Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted earnings per share are calculated based on the weighted average number of outstanding shares

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

4. Earnings Per Share (Continued)

of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. A reconciliation between basic and diluted earnings per share is as follows:

	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
	(Amounts in thousands, except per share amounts)
Net income	$3,067	$4,823	$6,153	$576
Basic earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	63,749	63,216	63,638	63,199

Basic earnings per share	$0.05	$0.08	$0.10	$0.01

Diluted earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	63,749	63,216	63,638	63,199
Plus impact of share-based awards	2,495	448	2,186	514

Diluted shares of common stock	66,244	63,664	65,824	63,713

Diluted earnings per share	$0.05	$0.08	$0.09	$0.01

        The calculation of diluted earnings per share for the three and six months ended August 4, 2018 and July 29, 2017 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
	(Amounts in thousands)
Stock options	—	276	6	279
Stock appreciation rights(1)	36	8,461	86	7,872
Restricted stock and units	2	418	13	265

Total anti-dilutive shares	38	9,155	105	8,416

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce at

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

5. Pension Plan (Continued)

August 4, 2018. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through September 30, 2018.

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

	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
	(Amounts in thousands)
Service cost	$97	$84	$193	$168
Interest cost	76	86	153	172
Expected return on plan assets	(140)	(123)	(281)	(245)
Amortization of unrecognized losses	39	97	78	193
Amortization of prior service credit	(4)	(4)	(8)	(8)

Net periodic benefit cost	$68	$140	$135	$280

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income reported on the Company's condensed consolidated statements of comprehensive income includes net income and other comprehensive income. For the Company, other comprehensive income consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended August 4, 2018 and July 29, 2017 was approximately $35,000 and $93,000, respectively, and for the six months ended August 4, 2018 and July 29, 2017 was approximately $70,000 and $185,000, respectively. As of February 3, 2018, the Company reported a minimum pension liability of $1.2 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2013. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2013.

        At February 3, 2018, the Company reported a total liability for unrecognized tax benefits of $2.0 million, including interest and penalties. There have been no material changes during the six months ended August 4, 2018. Of the total $2.0 million of unrecognized tax benefits at February 3,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

6. Income Taxes (Continued)

2018, approximately $1.5 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of August 4, 2018, the Company's valuation allowance against its deferred tax assets was $55.5 million.

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

        The Loan Agreement consists of a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. On April 5, 2018, the Company used cash on-hand to prepay in full an $11.5 million outstanding balance of a $15 million, 5-year term loan under the Loan Agreement.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 4, 2018, the Company had availability under its revolving credit facility of $37.1 million, net of letters of credit outstanding of $14.9 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018, and availability of $39.1 million, net of letters of credit outstanding of $17.0 million, as of July 29, 2017. The $14.9 million of letters of credit outstanding at August 4, 2018 includes $11.9 million of standby

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

        As of August 4, 2018, February 3, 2018, and July 29, 2017, the Company had $4.7 million, $5.8 million, and $6.6 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

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

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property,

New York & Company, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 4, 2018

(Unaudited)

8. Fair Value Measurements (Continued)

Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three and six months ended August 4, 2018, the Company recorded $0.5 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. During the three and six months ended July 29, 2017, the Company recorded $0.2 million and $0.5 million, respectively, of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        New York & Company, Inc. (together with its subsidiaries, the "Company") is an omni-channel women's fashion retailer providing curated lifestyle solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 426 retail and outlet locations in 36 states while also growing a substantial eCommerce business. The Company's branded merchandise, including collaborations with Eva Mendes and Gabrielle Union, is sold exclusively at these locations and online at www.nyandcompany.com. The target customers for the Company's merchandise are fashion-conscious, value-sensitive women between the ages of 25 and 49.

        During fiscal year 2018, the Company's key strategic initiatives are as follows: (i) leverage its celebrity collaborations and evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Kate Hudson for Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection; (ii) enhance brand awareness and increase customer engagement, including growth in both the number of new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to elevate its omni-channel capabilities by providing an easy and seamless customer experience; (iv) optimize the Company's existing store base; (v) continue ongoing Project Excellence initiatives; and (vi) explore opportunities to invest in growth initiatives.

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

        In regards to new growth initiatives, in fiscal year 2017 the Company launched an online subscription apparel rental service, NY&C Closet, which is available at www.nyandcompanycloset.com. With each apparel rental, subscribers have the option to return or exchange, or purchase at a discount, any or all of their rented items. During the first six months of fiscal year 2018, the Company successfully grew its subscriber base for NY&C Closet, and going forward, the Company plans to expand customer engagement with the New York & Company brand through this platform.

        In addition, on February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, which enabled the Company to enter the plus-size market and drive accretive growth to the New York & Company portfolio of brands. In the first quarter of fiscal year 2018, the Company relaunched the Fashion to Figure business with 8 new stores and through the Company's eCommerce platform.

        On August 22, 2018, the Company announced a multi-year partnership with Kate Hudson to be the brand ambassador for the Company's Soho Jeans collection and to launch her own ready-to-wear fashion line in Spring 2019.

        Net sales for the three months ended August 4, 2018 were $216.4 million, as compared to $224.1 million for the three months ended July 29, 2017. Comparable store sales increased 0.6% for the three months ended August 4, 2018, as compared to a decrease of 1.1% for the three months ended July 29, 2017. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store, including Fashion to Figure eCommerce sales and private label credit card royalties and related revenue, are included in comparable store sales. Fashion to Figure retail locations are not included in comparable store sales calculations until they complete 13 full fiscal months of operations.

        Net income for the three months ended August 4, 2018 was $3.1 million, or earnings of $0.05 per diluted share, as compared to net income of $4.8 million, or earnings of $0.08 per diluted share, for the three months ended July 29, 2017. On a non-GAAP basis, adjusted net income for the three months ended August 4, 2018 was $3.5 million, or earnings of $0.05 per diluted share, which excludes $0.4 million of non-operating adjustments. This compares to non-GAAP adjusted net income for the three months ended July 29, 2017 of $3.1 million, or earnings of $0.05 per diluted share, which excludes a $1.7 million non-operating benefit. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the six months ended August 4, 2018 was $1.6 million, as compared to $4.7 million for the six months ended July 29, 2017. During the six months ended August 4, 2018, the Company opened 1 New York & Company store, 1 Outlet store, 8 Fashion to Figure stores, converted 3 existing New York & Company stores to Outlet stores, closed 13 New York & Company stores and 3 Outlet stores, as well as remodeled/refreshed 5 existing stores, ending the second quarter of fiscal year 2018 with 426 stores, including 120 Outlet stores, and 2.1 million selling square feet in operation. Included in the New York & Company store count at August 4, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 4, 2018 and July 29, 2017:

As a % of net sales	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	67.9%	69.4%	68.0%	69.4%

Gross profit	32.1%	30.6%	32.0%	30.6%
Selling, general and administrative expenses	30.7%	28.3%	30.5%	30.3%

Operating income	1.4%	2.3%	1.5%	0.3%
Interest (income) expense, net	(0.1)%	0.1%	—%	0.1%
Loss on extinguishment of debt	—%	—%	—%	—%

Income before income taxes	1.5%	2.2%	1.5%	0.2%
Provision for income taxes	0.1%	—%	0.1%	0.1%

Net income	1.4%	2.2%	1.4%	0.1%

Selected operating data:	Three months ended August 4, 2018	Three months ended July 29, 2017	Six months ended August 4, 2018	Six months ended July 29, 2017
	(Dollars in thousands, except square foot data)
Comparable store sales increase (decrease)	0.6%	(1.1)%	1.7%	(0.9)%
Net sales per average selling square foot(1)	$101	$97	$202	$186
Net sales per average store(2)	$503	$486	$1,007	$939
Average selling square footage per store(3)	4,974	5,028	4,974	5,028

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 4, 2018		Three months ended July 29, 2017		Six months ended August 4, 2018		Six months ended July 29, 2017
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	432	2,153,351	463	2,330,289	432	2,171,329	466	2,367,194
New stores	1	2,980	3	10,985	10	26,141	9	37,588
Closed stores	(7)	(37,149)	(6)	(26,840)	(16)	(83,481)	(15)	(84,351)
Net impact of remodeled stores on selling square feet	—	(276)	—	(1,408)	—	4,917	—	(7,405)

Stores open, end of period	426	2,118,906	460	2,313,026	426	2,118,906	460	2,313,026

Three Months Ended August 4, 2018 Compared to Three Months Ended July 29, 2017

        Net Sales.    Net sales for the three months ended August 4, 2018 were $216.4 million, as compared to $224.1 million for the three months ended July 29, 2017. The decrease in net sales reflects a reduced store count and the shift of an important pre-Mother's Day week into the first quarter, which resulted from the shifted retail calendar due to the 53rd week in fiscal year 2017. Included in net sales for the three months ended August 4, 2018 and July 29, 2017 are royalties and other revenue totaling $5.7 million and $6.0 million recognized as a result of the ADS Agreement, respectively. Comparable store sales increased 0.6% for the three months ended August 4, 2018, driven by an increase in sales from the Company's eCommerce business, as compared to a decrease of 1.1% for the same period last year. In the comparable store base, average dollar sales per transaction increased by 8.2%, while the number of transactions per average store decreased 7.0%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended August 4, 2018 was $69.4 million, or 32.1% of net sales, as compared to $68.6 million, or 30.6% of net sales, for the three months ended July 29, 2017. The increase in gross profit as a percentage of net sales for the three months ended August 4, 2018, as compared to the three months ended July 29, 2017, reflects a 160 basis point increase in merchandise margin, partially offset by a 10 basis point decrease in the leveraging of buying and occupancy costs primarily due to lower sales resulting from the shift in the retail calendar. The increase in merchandise margin during the three months ended August 4, 2018, as compared to the three months ended July 29, 2017, was largely driven by reduced promotional activity, reduced product costs and shipping efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $66.3 million, or 30.7% of net sales, for the three months ended August 4, 2018, as compared to $63.4 million, or 28.3% of net sales, for the three months ended July 29, 2017. Included in selling, general and administrative expenses for the three months ended August 4, 2018 is $0.4 million of non-operating charges, primarily comprised of legal accruals related to a previously disclosed ongoing trademark infringement case and a class action lawsuit. Selling, general and administrative expenses for the three months ended July 29, 2017 included a $1.7 million non-operating benefit, comprised of the reversal of a portion of the legal expense accrual related to an ongoing trademark infringement case, partially offset by certain other legal expense accruals, consulting expenses related to new initiatives under Project Excellence, and certain executive relocation expense.

        Selling, general, and administrative expenses during the three months ended August 4, 2018, as compared to the three months ended July 29, 2017, reflects an increase in variable compensation expense due to the Company's improved operating results, partially offset by a reduction in marketing expenses, as well as decreases in store and home office payroll resulting from Project Excellence initiatives executed during the first quarter of fiscal year 2018.

        Operating Income.    For the reasons discussed above, operating income for the three months ended August 4, 2018 was $3.1 million, as compared to operating income of $5.2 million for the three months ended July 29, 2017. On a non-GAAP basis, adjusted operating income for the three months ended August 4, 2018 was $3.5 million, which excludes $0.4 million of non-operating adjustments. This compares to non-GAAP adjusted operating income for the three months ended July 29, 2017 of $3.5 million, which excludes a $1.7 million non-operating benefit.

        Interest (Income) Expense, Net.    Net interest income was $0.2 million for the three months ended August 4, 2018, as compared to net interest expense of $0.2 million for the three months ended July 29, 2017. The reduction in interest expense during the three months ended August 4, 2018, as compared to the three months ended July 29, 2017, is largely due to the Company's prepayment of an $11.5 million term loan on April 5, 2018 using cash on-hand.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the three months ended August 4, 2018 was $0.2 million, as compared to $0.1 million for the three months ended July 29, 2017.

        Net Income.    For the reasons discussed above, net income for the three months ended August 4, 2018 was $3.1 million, or earnings of $0.05 per diluted share, as compared to net income of $4.8 million, or earnings of $0.08 per diluted share, for the three months ended July 29, 2017. On a non-GAAP basis, adjusted net income for the three months ended August 4, 2018 was $3.5 million, or earnings of $0.05 per diluted share, which excludes $0.4 million of non-operating adjustments. This compares to non-GAAP adjusted net income for the three months ended July 29, 2017 of $3.1 million, or earnings of $0.05 per diluted share, which excludes a $1.7 million non-operating benefit.

Six Months Ended August 4, 2018 Compared to Six Months Ended July 29, 2017

        Net Sales.    Net sales for the six months ended August 4, 2018 increased to $435.2 million, as compared to $434.0 million for the six months ended July 29, 2017. Included in net sales for both the six months ended August 4, 2018 and July 29, 2017 are royalties and other revenue totaling $11.6 million as a result of the ADS Agreement. Comparable store sales increased 1.7% for the six months ended August 4, 2018, driven by an increase in sales from the Company's eCommerce business, as compared to a decrease of 0.9% for the same period last year. In the comparable store base, average dollar sales per transaction increased by 6.8%, while the number of transactions per average store decreased by 4.9%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended August 4, 2018 was $139.3 million, or 32.0% of net sales, as compared to $133.0 million, or 30.6% of net sales, for the six months ended July 29, 2017. The increase in gross profit as a percentage of net sales during the six months ended August 4, 2018, as compared to the six months ended July 29, 2017, was due to a 20 basis point improvement in merchandise margin primarily due to reduced product costs and reduced promotional activity, and a 120 basis point decrease in buying and occupancy costs as a percentage of net sales which primarily reflects a decrease in occupancy expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $132.8 million, or 30.5% of net sales, for the six months ended August 4, 2018, as compared to $131.7 million, or 30.3% of net sales, for the six months ended July 29, 2017. Included in selling, general and administrative expenses for the six months ended August 4, 2018 is $1.0 million of non-operating adjustments, primarily comprised of severance expense related to the Company's recent organizational changes, legal accruals related to a previously disclosed ongoing trademark infringement case and a class action lawsuit, and consulting expenses related to new initiatives under Project Excellence. Included in selling, general and administrative expenses for the six months ended July 29, 2017 is a benefit of $0.7 million of non-operating adjustments, comprised of the reversal of a portion of the legal expense accrual related to an ongoing trademark infringement case, partially offset by certain other legal expense accruals and consulting expenses related to new initiatives under Project Excellence.

        Selling, general, and administrative expenses during the six months ended August 4, 2018, as compared to the six months ended July 29, 2017, reflects an increase in variable compensation expense due to the Company's improved operating results, partially offset by decreases in store and home office payroll resulting from Project Excellence initiatives executed during the first quarter of fiscal year 2018, and a reduction in marketing expenses.

        Operating Income.    For the reasons discussed above, operating income for the six months ended August 4, 2018 was $6.5 million, as compared to operating income of $1.3 million for the six months ended July 29, 2017. On a non-GAAP basis, adjusted operating income for the six months ended August 4, 2018 was $7.8 million, which excludes $1.2 million of non-operating adjustments. This compares to non-GAAP adjusted operating income for the six months ended July 29, 2017 of $1.2 million, which excludes a $0.1 million non-operating benefit.

        Interest (Income) Expense, Net.    Net interest income was $0.2 million for the six months ended August 4, 2018, as compared to net interest expense of $0.5 million for the six months ended July 29, 2017. The reduction in interest expense during the six months ended August 4, 2018, as compared to the six months ended July 29, 2017, is largely due to the Company's prepayment of an $11.5 million term loan on April 5, 2018 using cash on-hand.

        Loss on Extinguishment of Debt.    On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of the Term Loan, which resulted in a $0.2 million charge during the six months ended August 4, 2018 associated with the write-off of unamortized deferred financing costs. The Company incurred no such charges during the six months ended July 29, 2017.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the six months ended August 4, 2018 was $0.3 million, as compared to $0.2 million for the six months ended July 29, 2017.

        Net Income.    For the reasons discussed above, net income for the six months ended August 4, 2018 was $6.2 million, or earnings of $0.09 per diluted share, as compared to net income of $0.6 million, or earnings of $0.01 per diluted share for the six months ended July 29, 2017. On a non-GAAP basis, adjusted net income for the six months ended August 4, 2018 was $7.4 million, or earnings of $0.11 per diluted share, which excludes $1.2 million of non-operating adjustments. This compares to non-GAAP adjusted net income for the six months ended July 29, 2017 of $0.5 million, or earnings of $0.01 per diluted share, which excludes a $0.1 million non-operating benefit.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for the three and six months ended August 4, 2018 and July 29, 2017 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating adjustments, as described below. This non-GAAP financial information is provided to enhance the reader's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended August 4, 2018
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$146,996	$69,374	$66,317	$3,057	$3,067	$0.05
Adjustments affecting comparability
Reversal of certain severance and employee relocation accruals	(33)	(33)	(135)	(168)	(168)
Consulting expense	—	—	165	165	165
Legal expenses	—	—	412	412	412

Total adjustments(1)	(33)	(33)	442	409	409	—

Non-GAAP as adjusted	$147,029	$69,341	$65,875	$3,466	$3,476	$0.05

	Three months ended July 29, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$155,555	$68,561	$63,405	$5,156	$4,823	$0.08
Adjustments affecting comparability
Certain executive relocation expense	—	—	401	401	401
Consulting expense	—	—	519	519	519
Legal expenses, net of accrual reversal (trademark infringement case)	—	—	(2,623)	(2,623)	(2,623)

Total adjustments(1)	—	—	(1,703)	(1,703)	(1,703)	(0.03)

Non-GAAP as adjusted	$155,555	$68,561	$65,108	$3,453	$3,120	$0.05

	Six months ended August 4, 2018
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$295,864	$139,335	$132,803	$6,532	$6,153	$0.09
Adjustments affecting comparability
Certain severance expense	286	286	352	638	638
Reversal of certain employee relocation accruals	—	—	(135)	(135)	(135)
Consulting expense	—	—	192	192	192
Legal expenses	—	—	552	552	552

Total adjustments(1)	286	286	961	1,247	1,247	0.02

Non-GAAP as adjusted	$295,578	$139,621	$131,842	$7,779	$7,400	$0.11

	Six months ended July 29, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$300,990	$132,983	$131,679	$1,304	$576	$0.01
Adjustments affecting comparability
Certain severance expenses	548	548	—	548	548
Certain executive relocation expense	—	—	401	401	401
Consulting expense	—	—	1,081	1,081	1,081
Legal expenses, net of accrual reversal (trademark infringement case)	—	—	(2,153)	(2,153)	(2,153)

Total adjustments(1)	548	548	(671)	(123)	(123)	(0.00)

Non-GAAP as adjusted	$300,442	$133,531	$132,350	$1,181	$453	$0.01

(1)
The tax effect of the $0.4 million and $1.7 million of non-operating adjustments during the three months ended August 4, 2018 and July 29, 2017, and the $1.2 million and $0.1 million of non-operating adjustments during the six months ended August 4, 2018 and July 29, 2017, respectively, is offset by a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores and the development of the Company's information technology infrastructure and omni-channel strategy. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility and the sale of its common stock, if needed. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with all debt covenants.

        The Company plans to make strategic investments to drive top line sales growth, improve profitability and increase long-term shareholder value. These strategic investments include the expansion of its successful celebrity collaborations, the continued expansion of the Company's digital footprint as it continues the transformation to a digitally dominant retailer with eCommerce currently representing over 25% of its business, the potential expansion of Fashion to Figure, and new opportunities to broaden the Company's brand presence into new product categories. On August 22, 2018, the Company announced a multi-year partnership with Kate Hudson to be the brand ambassador for the Company's Soho Jeans collection and to launch her own ready-to-wear fashion line in Spring 2019.

        The following tables contain information regarding the Company's liquidity and capital resources:

	August 4, 2018	February 3, 2018	July 29, 2017
	(Amounts in thousands)
Cash and cash equivalents	$94,758	$90,908	$75,973
Working capital	$61,013	$64,785	$62,632

	Six months ended August 4, 2018	Six months ended July 29, 2017
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$18,259	$(5,766)
Net cash used in investing activities	$(1,442)	$(4,711)
Net cash used in financing activities	$(12,967)	$(1,919)

Net increase (decrease) in cash and cash equivalents	$3,850	$(12,396)

Operating Activities

        The increase in net cash provided by operating activities during the six months ended August 4, 2018, as compared to the six months ended July 29, 2017, is primarily the result of an increase in net income combined with increased accruals for variable compensation resulting from the Company's improved operating results, fluctuations in inventory due to the shift in the retail calendar, and changes in accounts receivable and other operating assets and liabilities, partially offset by changes in prepaid expenses and accounts payable.

Investing Activities

        Net cash used in investing activities was $1.4 million for the six months ended August 4, 2018, as compared to $4.7 million for the six months ended July 29, 2017. During the six months ended August 4, 2018, the Company opened 1 New York & Company store, 1 Outlet store, 8 Fashion to Figure stores, converted 3 existing New York & Company stores to Outlet stores, closed 13 New York & Company stores and 3 Outlet stores, as well as remodeled/refreshed 5 existing stores, ending the second quarter of fiscal year 2018 with 426 stores, including 120 Outlet stores, and 2.1 million selling square feet in operation. Included in the New York & Company store count at August 4, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

        For fiscal year 2018, capital expenditures are expected to be between $10 million and $12 million, including capital required for the Company's new Fashion to Figure business. In total, fiscal year 2018 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. In fiscal year 2018, the Company expects to open approximately 5 New York & Company stores and 1 new

Outlet store, open 10 Fashion to Figure stores, convert 3 existing New York & Company stores to Outlet stores, remodel/refresh 10 existing stores, and close between 35 and 45 stores ending the fiscal year with between 403 and 413 stores, including 118 Outlet stores, and approximately 2.0 million selling square feet.

        As of August 4, 2018, approximately 70% of the Company's store leases could be terminated by the Company in two years of less.

Financing Activities

        Net cash used in financing activities for the six months ended August 4, 2018 was $13.0 million, which consists primarily of the $11.5 million early repayment of the Term Loan, a $0.3 million quarterly amortization payment of the Term Loan, $1.0 million of principal payments on capital lease obligations, and $0.2 million of employee payroll taxes for which shares were withheld. Net cash used in financing activities for the six months ended July 29, 2017 was $1.9 million, which consists primarily of $0.8 million of principal payments on capital lease obligations, $0.5 million in quarterly amortization payments of the Term Loan, and $0.6 million for the purchase of treasury stock.

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

        The Loan Agreement consists of a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of a $15 million, 5-year term loan under the Loan Agreement.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 4, 2018, the Company had availability under its revolving credit facility of $37.1 million, net of letters of credit outstanding of $14.9 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018, and availability of $39.1 million, net of letters of credit outstanding of $17.0 million, as of July 29, 2017. The $14.9 million of letters of credit outstanding at August 4, 2018 includes $11.9 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

        Under the terms of the Loan Agreement, the Company is subject to a Minimum Excess Availability covenant of $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other indebtedness. Subject to such restrictions, the Company may incur more indebtedness for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 4, 2018, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2018.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2018.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 6, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK & COMPANY, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	September 6, 2018