Form 10-Q
period 2018-11-03
RTW Retailwinds, Inc.
filed 2018-12-13
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 3, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 1-32315

RTW RETAILWINDS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	33-1031445 (I.R.S. Employer Identification No.)
330 West 34th Street 9th Floor
New York, New York 10001 (Address of Principal Executive Offices, including Zip Code)	(212) 884-2000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 30, 2018, the registrant had 64,857,002 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) the Company's dependence on eCommerce and mall traffic for its sales, and the continued reduction in the volume of mall traffic; (ii) the Company's ability to anticipate and respond to fashion trends; (iii) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (iv) changes in the cost of raw materials, distribution services or labor; (v) the potential for economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products; (vi) the Company's ability to open and operate stores successfully; (vii) seasonal fluctuations in the Company's business; (viii) competition in the Company's market, including promotional and pricing competition; (ix) the Company's ability to retain, recruit and train key personnel; (x) the Company's reliance on third parties to manage some aspects of its business; (xi) the Company's reliance on foreign sources of production; (xii) the Company's ability to protect its trademarks and other intellectual property rights; (xiii) the Company's ability to maintain, and its reliance on, its information technology infrastructure; (xiv) the effects of government regulation; (xv) the control of the Company by its largest stockholder and any potential change of ownership; and (xvi) other risks and uncertainties as described in the Company's documents filed with the SEC, including its most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
Net sales	$210,758	$214,182	$645,957	$648,155
Cost of goods sold, buying and occupancy costs	142,383	146,584	438,247	447,574

Gross profit	68,375	67,598	207,710	200,581
Selling, general and administrative expenses	66,802	66,980	199,605	198,659

Operating income	1,573	618	8,105	1,922
Interest expense, net of interest income of $330, $104, $815, and $238, respectively	(258)	161	(453)	678
Loss on extinguishment of debt	—	—	239	—

Income before income taxes	1,831	457	8,319	1,244
Provision for income taxes	106	105	441	316

Net income	$1,725	$352	$7,878	$928

Basic earnings per share	$0.03	$0.01	$0.12	$0.01

Diluted earnings per share	$0.03	$0.01	$0.12	$0.01

Weighted average shares outstanding:
Basic shares of common stock	63,940	63,242	63,738	63,213

Diluted shares of common stock	66,289	64,099	65,979	63,842

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
Comprehensive income	$1,760	$362	$7,983	$1,123

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	November 3, 2018	February 3, 2018*	October 28, 2017
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,662	$90,908	$69,235
Accounts receivable	14,134	12,528	16,242
Income taxes receivable	55	115	115
Inventories, net	121,586	84,498	125,604
Prepaid expenses	16,894	16,447	17,648
Other current assets	2,308	1,924	2,587

Total current assets	238,639	206,420	231,431
Property and equipment, net	65,292	77,906	78,796
Intangible assets	16,891	17,125	14,879
Other assets	1,411	1,505	1,635

Total assets	$322,233	$302,956	$326,741

Liabilities and stockholders' equity
Current liabilities:
Current portion-long-term debt	$—	$841	$841
Accounts payable	107,231	70,089	105,419
Accrued expenses	66,487	70,677	61,714
Income taxes payable	16	28	—

Total current liabilities	173,734	141,635	167,974
Long-term debt, net of current portion	—	10,644	10,854
Deferred rent	25,623	27,217	28,192
Other liabilities	32,226	36,599	38,498

Total liabilities	231,583	216,095	245,518
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized 66,663, 65,896 and 66,012 shares issued and 64,832, 64,065 and 64,180 shares outstanding at November 3, 2018, February 3, 2018 and October 28, 2017, respectively	67	66	66
Additional paid-in capital	184,916	183,228	182,947
Retained deficit	(88,802)	(90,797)	(95,544)
Accumulated other comprehensive loss	(446)	(551)	(1,161)
Treasury stock at cost; 1,831 shares at November 3, 2018, February 3, 2018 and October 28, 2017	(5,085)	(5,085)	(5,085)

Total stockholders' equity	90,650	86,861	81,223

Total liabilities and stockholders' equity	$322,233	$302,956	$326,741

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended November 3, 2018	Nine months ended October 28, 2017
Operating activities
Net income	$7,878	$928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,833	16,354
Loss from impairment charges	486	611
Amortization of intangible assets	234	—
Amortization of deferred financing costs	49	142
Write-off of unamortized deferred financing costs	239	—
Share-based compensation expense	1,997	1,756
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	(4,455)
Income taxes receivable	60	29
Inventories, net	(37,088)	(47,560)
Prepaid expenses	(447)	1,098
Accounts payable	37,142	37,351
Accrued expenses	(10,202)	(7,872)
Income taxes payable	(12)	(174)
Deferred rent	(1,594)	(1,847)
Other assets and liabilities	(3,131)	(4,978)

Net cash provided by (used in) operating activities	9,463	(8,617)
Investing activities
Capital expenditures	(3,705)	(7,794)
Insurance recoveries	375	50

Net cash used in investing activities	(3,330)	(7,744)
Financing activities
Repayment of long-term debt	(11,750)	(750)
Principal payment on capital lease obligations	(1,320)	(1,199)
Shares withheld for payment of employee payroll taxes	(309)	(202)
Purchase of treasury stock	—	(622)

Net cash used in financing activities	(13,379)	(2,773)

Net decrease in cash and cash equivalents	(7,246)	(19,134)
Cash and cash equivalents at beginning of period	90,908	88,369

Cash and cash equivalents at end of period	$83,662	$69,235

Supplementary non-cash investing activities
Non-cash capital lease transactions	$—	$818

See accompanying notes.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements

November 3, 2018

(Unaudited)

1. Organization and Basis of Presentation

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate roughly 428 retail and outlet locations in 36 states while also growing a substantial eCommerce business. The company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.fashiontofigure.com, and www.nyandcompanycloset.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The condensed consolidated financial statements as of November 3, 2018 and October 28, 2017 and for the 13 weeks ("three months") and 26 weeks ("nine months") ended November 3, 2018 and October 28, 2017 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 53-week fiscal year ended February 3, 2018 ("fiscal year 2017"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 17, 2018. The 52-week fiscal year ending February 2, 2019 is referred to herein as "fiscal year 2018." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("Topic 606"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of February 4, 2018 using the modified retrospective method with a

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

2. New Accounting Pronouncements (Continued)

cumulative adjustment to the opening retained earnings balance. Please refer to Note 3, "Revenue Recognition" for further information regarding the adoption of Topic 606.

        In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption. Early adoption is permitted. The Company will adopt ASU 2016-02 on February 3, 2019 using the transition option to recognize a cumulative adjustment to the opening retained earnings balance and without adjustment to prior periods. The Company has gathered all of its existing contracts that meet the definition of a lease under ASU 2016-02, and it has concluded that the Company's real estate leases will drive the significant impact to the Company's consolidated balance sheet. The Company is going through the process of determining its policy elections and its application of practical expedients as they pertain to the adoption of ASU 2016-02. While the Company continues to evaluate the impact of the adoption of this new standard on the Company's financial position and results of operations, the Company expects that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities on the consolidated balance sheet.

        In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other components of net benefit costs in the income statement; (ii) provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. The Company prospectively adopted ASU 2017-07 on February 4, 2018, as the Company deemed the impact of prior period reclassifications to be immaterial. The impact on the three months ended October 28, 2017 would have resulted in a net increase of "Selling, general, and administrative expenses" and a decrease in "Operating income" on the Company's condensed consolidated statements of operations by $52,000. The impact on the nine months ended October 28, 2017 would have resulted in a net decrease of "Selling, general, and administrative expenses" and an increase in "Operating income" on the Company's condensed consolidated statements of operations by $60,000.

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

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

3. Revenue Recognition (Continued)

impact of adopting Topic 606. The cumulative effect adjustment related primarily to the Company's private label credit card loyalty program (the "Runway Rewards" program).

        Runway Rewards is the Company's points-based customer loyalty program, in which customers earn points based on purchases. When customers reach predetermined point thresholds, earned points are converted to rewards that can be redeemed for discounts on future purchases of Company merchandise. Previously under Topic 605, the Company recognized revenue for the full sale amount at the time of sale; however, the Company would accrue the estimated cost of points and rewards earned and outstanding until they were redeemed or expired, which is referred to as the incremental cost method. Under Topic 606, the Company no longer accrues the estimated cost of points and rewards earned and outstanding. Instead, it defers a portion of the revenue at the time of sale using the standalone selling price method, as described in Topic 606, until the points and rewards are redeemed or expire. On the date of adoption of Topic 606, the Company established a current liability for deferred revenue equal to the estimated sales value of points and rewards earned and outstanding that are expected to be redeemed, with an offsetting adjustment to the opening balance of "Retained deficit."

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

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated balance sheet as of November 3, 2018 was as follows:

	As of November 3, 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Accrued expenses	$65,964	$523	$66,487
Retained deficit	$(88,279)	$(523)	$(88,802)

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

3. Revenue Recognition (Continued)

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's condensed consolidated statements of operations during the three and nine months ended November 3, 2018 was as follows:

	Three months ended November 3, 2018			Nine months ended November 3, 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Net sales	$211,144	$(386)	$210,758	$646,383	$(426)	$645,957
Cost of goods sold, buying and occupancy costs	$142,355	$28	$142,383	$438,150	$97	$438,247
Gross profit	$68,789	$(414)	$68,375	$208,233	$(523)	$207,710
Operating income	$1,987	$(414)	$1,573	$8,628	$(523)	$8,105

        As a result of the adoption of Topic 606, the Company could experience a shift in revenues and gross profit between fiscal quarters in the future, depending on the timing and level of rewards earned and redeemed by customers.

Revenue Recognition Accounting Policies

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

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

3. Revenue Recognition (Continued)

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

        The Company also recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to its customers. The Company's private label credit card is issued to the Company's customers for use exclusively at the Company's stores and eCommerce websites, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. Upon execution of the ADS Agreement on July 14, 2016, the Company was entitled to a $40 million signing bonus, which was recorded as deferred revenue, and is being amortized on a straight-line basis over the 10-year term of the ADS agreement. In addition, over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned.

Contract Liabilities

        Deferred revenue related to the Company's gift cards and merchandise credits outstanding was $12.1 million and $13.6 million as of November 3, 2018 and February 3, 2018, respectively, which is included in "Accrued expenses" on the Company's condensed consolidated balance sheets. During the nine months ended November 3, 2018, the Company recognized approximately $5.1 million of revenue that was included in the deferred revenue liability for gift cards and merchandise credits at February 3, 2018.

        Deferred revenue related to the Company's Runway Rewards program and other sales incentive programs, including the impact of Topic 606 adoption, was $7.8 million and $7.3 million as of November 3, 2018 and February 3, 2018, respectively. At November 3, 2018, the $7.8 million deferred revenue liability for loyalty programs is included in "Accrued expenses" on the Company's condensed consolidated balance sheet. During the three and nine months ended November 3, 2018, the net impact of rewards earned, redeemed and expired under these programs was a $0.3 million and $0.4 million deferral of revenue, respectively.

        Deferred revenue related to the ADS Agreement was $30.0 million at November 3, 2018, of which $26.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. As of February 3, 2018, deferred revenue related to the ADS Agreement was $33.0 million, of which $29.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. During the three months ended November 3, 2018 and October 28, 2017, the Company recognized revenue of

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

3. Revenue Recognition (Continued)

$6.0 million and $6.1 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement. During the nine months ended November 3, 2018 and October 28, 2017, the Company recognized revenue of $17.6 million and $17.7 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

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

	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
	(Amounts in thousands, except per share amounts)
Net income	$1,725	$352	$7,878	$928
Basic earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	63,940	63,242	63,738	63,213

Basic earnings per share	$0.03	$0.01	$0.12	$0.01

Diluted earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	63,940	63,242	63,738	63,213
Plus impact of share-based awards	2,349	857	2,241	629

Diluted shares of common stock	66,289	64,099	65,979	63,842

Diluted earnings per share	$0.03	$0.01	$0.12	$0.01

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

4. Earnings Per Share (Continued)

        The calculation of diluted earnings per share for the three and nine months ended November 3, 2018 and October 28, 2017 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
	(Amounts in thousands)
Stock options	—	13	4	190
Stock appreciation rights(1)	846	2,880	339	6,208
Restricted stock and units	313	92	113	208

Total anti-dilutive shares	1,159	2,985	456	6,606

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in stock.

5. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce at November 3, 2018. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through January 31, 2019.

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

	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
	(Amounts in thousands)
Service cost	$97	$84	$290	$252
Interest cost	76	72	229	244
Expected return on plan assets	(140)	(134)	(421)	(379)
Amortization of unrecognized losses	39	13	117	206
Amortization of prior service credit	(4)	(3)	(12)	(11)

Net periodic benefit cost	$68	$32	$203	$312

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

5. Pension Plan (Continued)

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income reported on the Company's condensed consolidated statements of comprehensive income includes net income and other comprehensive income. For the Company, other comprehensive income consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended November 3, 2018 and October 28, 2017 was approximately $35,000 and $10,000, respectively, and for the nine months ended November 3, 2018 and October 28, 2017 was approximately $105,000 and $195,000, respectively. As of February 3, 2018, the Company reported a minimum pension liability of $1.2 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

6. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2014. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2013.

        At February 3, 2018, the Company reported a total liability for unrecognized tax benefits of $2.0 million, including interest and penalties. There have been no material changes during the nine months ended November 3, 2018. Of the total $2.0 million of unrecognized tax benefits at February 3, 2018, approximately $1.6 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. As of November 3, 2018, the Company's valuation allowance against its deferred tax assets was $55.1 million.

7. Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by RTW Retailwinds, Inc. and its other subsidiaries. The Loan Agreement expires on October 24, 2019.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 3, 2018, the Company had availability under its revolving credit facility of $59.9 million, net of letters of credit outstanding of $13.0 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018, and availability of $59.4 million, net of letters of credit outstanding of $14.7 million, as of October 28, 2017. The $13.0 million of letters of credit outstanding at November 3, 2018 includes $11.9 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of RTW Retailwinds, Inc. and its subsidiaries, as collateral for the Company's obligations under the Loan Agreement. In addition, RTW Retailwinds, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the obligations under the Loan Agreement, and such guarantees are joint and several.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

November 3, 2018

(Unaudited)

7. Long-Term Debt and Credit Facilities (Continued)

        As of November 3, 2018, February 3, 2018, and October 28, 2017, the Company had $4.4 million, $5.8 million, and $6.2 million of capital lease obligations outstanding, respectively. The Company's capital lease obligations are generally required to be repaid ratably over a five-year term beginning on the respective lease commencement date.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt in prior periods. The carrying values on the balance sheets for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying amount of long-term debt on the balance sheets approximates its fair value due to the variable interest rate it carries.

        The Company classifies long-lived store assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the nine months ended November 3, 2018, the Company recorded $0.5 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. There were no asset impairment charges recorded during the three months ended November 3, 2018. During the three and nine months ended October 28, 2017, the Company recorded $0.1 million and $0.6 million, respectively, of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate roughly 428 retail and outlet locations in 36 states while also growing a substantial eCommerce business. The company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.fashiontofigure.com, and www.nyandcompanycloset.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        Throughout fiscal year 2018, the Company's key strategic initiatives are as follows: (i) leverage its celebrity collaborations and evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Kate Hudson for Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection; (ii) enhance brand awareness and increase customer engagement, including growth in both the number of new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to elevate its omni-channel capabilities by providing an easy and seamless customer experience; (iv) optimize the Company's existing store base; (v) continue ongoing Project Excellence initiatives; and (vi) explore opportunities to invest in growth initiatives.

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

        In regards to new growth initiatives, in fiscal year 2017 the Company launched an online subscription apparel rental service, NY&C Closet, which is available at www.nyandcompanycloset.com. With each apparel rental, subscribers have the option to return or exchange, or purchase at a discount, any or all of their rented items. During the first nine months of fiscal year 2018, the Company successfully grew its subscriber base for NY&C Closet, and going forward, the Company plans to expand customer engagement with the New York & Company brand through this platform.

        In addition, on February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, which enabled the Company to enter the plus-size market and drive accretive growth to the RTW Retailwinds portfolio of brands. During the first quarter of fiscal year 2018, the Company relaunched the Fashion to Figure business with 8 new stores and through the Company's eCommerce platform. During the third quarter of fiscal year 2018, the Company opened 2 additional Fashion to Figure store locations and launched the Fashion to Figure eCommerce store at www.fashiontofigure.com.

        On August 22, 2018, the Company announced a multi-year partnership with Kate Hudson to be the brand ambassador for the Company's Soho Jeans collection and to launch her own ready-to-wear fashion line in Spring 2019.

        Net sales for the three months ended November 3, 2018 were $210.8 million, as compared to $214.2 million for the three months ended October 28, 2017. Comparable store sales increased 0.2% for the three months ended November 3, 2018, as compared to an increase of 2.2% for the three months ended October 28, 2017. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce store, including Fashion to Figure eCommerce sales and private label credit card royalties and related revenue, are included in comparable store sales. Fashion to Figure retail locations are not included in comparable store sales calculations until they complete 13 full fiscal months of operations.

        Net income for the three months ended November 3, 2018 was $1.7 million, or earnings of $0.03 per diluted share, as compared to net income of $0.4 million, or earnings of $0.01 per diluted share, for the three months ended October 28, 2017. On a non-GAAP basis, adjusted net income for the three months ended November 3, 2018 was $2.5 million, or earnings of $0.04 per diluted share, which excludes $0.8 million of non-operating adjustments. This compares to non-GAAP adjusted net income for the three months ended October 28, 2017 of $1.0 million, or earnings of $0.02 per diluted share, which excludes $0.6 million of non-operating adjustments. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for the nine months ended November 3, 2018 was $3.7 million, as compared to $7.8 million for the nine months ended October 28, 2017. During the nine months ended November 3, 2018, the Company opened 3 New York & Company stores, 1 Outlet store, and 10 Fashion to Figure stores, converted 3 existing New York & Company stores to Outlet stores, closed 18 stores, and remodeled/refreshed 7 existing stores, ending the third quarter of fiscal year 2018 with 428 stores, including 119 Outlet stores, and 2.1 million selling square feet in operation. Included in the New York & Company store count at November 3, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second fiscal quarters) and fall (third and fourth fiscal quarters). The Company's business experiences seasonal fluctuations in net sales and operating income, with a significant portion of its sales typically realized during its fourth quarter. Any decrease in sales or margins during either of the principal selling seasons in any given year could have a disproportionate effect on the Company's financial condition and results of operations. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth fiscal quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first fiscal quarter and beginning of the second fiscal quarter.

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended November 3, 2018 and October 28, 2017:

As a % of net sales	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	67.6%	68.4%	67.8%	69.1%

Gross profit	32.4%	31.6%	32.2%	30.9%
Selling, general and administrative expenses	31.7%	31.3%	30.9%	30.6%

Operating income	0.7%	0.3%	1.3%	0.3%
Interest (income) expense, net	(0.1)%	0.1%	(0.1)%	0.1%
Loss on extinguishment of debt	—%	—%	—%	—%

Income before income taxes	0.8%	0.2%	1.4%	0.2%
Provision for income taxes	—%	—%	0.2%	0.1%

Net income	0.8%	0.2%	1.2%	0.1%

Selected operating data:	Three months ended November 3, 2018	Three months ended October 28, 2017	Nine months ended November 3, 2018	Nine months ended October 28, 2017
	(Dollars in thousands, except square foot data)
Comparable store sales increase	0.2%	2.2%	1.2%	0.1%
Net sales per average selling square foot(1)	$99	$93	$301	$279
Net sales per average store(2)	$495	$467	$1,502	$1,406
Average selling square footage per store(3)	4,987	5,026	4,987	5,026

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended November 3, 2018		Three months ended October 28, 2017		Nine months ended November 3, 2018		Nine months ended October 28, 2017
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	426	2,118,906	460	2,313,026	432	2,171,329	466	2,367,194
New stores	4	24,941	2	11,238	14	51,082	11	48,826
Closed stores	(2)	(9,559)	(3)	(15,931)	(18)	(93,040)	(18)	(100,282)
Net impact of remodeled stores on selling square feet	—	(9)	—	(1,431)	—	4,908	—	(8,836)

Stores open, end of period	428	2,134,279	459	2,306,902	428	2,134,279	459	2,306,902

Three Months Ended November 3, 2018 Compared to Three Months Ended October 28, 2017

        Net Sales.    Net sales for the three months ended November 3, 2018 were $210.8 million, as compared to $214.2 million for the three months ended October 28, 2017. The decrease in net sales reflects a reduced store count, partially offset by growth in eCommerce sales and increased sales from Fashion to Figure. Included in net sales for the three months ended November 3, 2018 and October 28, 2017 are royalties and other revenue totaling $6.0 million and $6.1 million recognized as a result of the ADS Agreement, respectively. Comparable store sales increased 0.2% for the three months ended November 3, 2018, driven by an increase in sales from the Company's eCommerce business and strength in Outlet stores, and in particular, Outlet clearance stores, as compared to an increase of 2.2% for the same period last year. In the comparable store base, average dollar sales per transaction increased by 3.7%, while the number of transactions per average store decreased 3.4%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended November 3, 2018 was $68.4 million, or 32.4% of net sales, as compared to $67.6 million, or 31.6% of net sales, for the three months ended October 28, 2017. The increase in gross profit as a percentage of net sales for the three months ended November 3, 2018, as compared to the three months ended October 28, 2017, reflects a 140 basis point increase in the leverage of buying and occupancy costs, partially offset by a 60 basis point decrease in merchandise margin driven by a slight increase in promotional activity and increased shipping costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $66.8 million, or 31.7% of net sales, for the three months ended November 3, 2018, as compared to $67.0 million, or 31.3% of net sales, for the three months ended October 28, 2017. Included in selling, general and administrative expenses for the three months ended November 3, 2018 is $0.8 million of non-operating adjustments, primarily related to consulting expense, the Company's registration statement filed with the SEC on August 10, 2018, and certain legal expenses, which were offset by a decrease in variable compensation expense. Selling, general and administrative expenses for the three months ended October 28, 2017 included $0.8 million of non-operating adjustments, comprised of severance expense associated with the integration of brick-and-mortar channels into one merchant, planning, allocation and stores team, along with certain legal expense accruals, and consulting expenses related to new initiatives under Project Excellence.

        Operating Income.    For the reasons discussed above, operating income for the three months ended November 3, 2018 was $1.6 million, as compared to operating income of $0.6 million for the three months ended October 28, 2017. On a non-GAAP basis, adjusted operating income for the three months ended November 3, 2018 was $2.4 million, which excludes $0.8 million of non-operating adjustments. This compares to non-GAAP adjusted operating income for the three months ended October 28, 2017 of $1.3 million, which excludes $0.6 million of non-operating adjustments.

        Interest (Income) Expense, Net.    Net interest income was $0.3 million for the three months ended November 3, 2018, as compared to net interest expense of $0.2 million for the three months ended October 28, 2017. The reduction in interest expense during the three months ended November 3, 2018, as compared to the three months ended October 28, 2017, is largely due to the Company's prepayment of an $11.5 million term loan (the "Term Loan") on April 5, 2018 using cash on-hand.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for both the three months ended November 3, 2018 and the three months ended October 28, 2017 was $0.1 million.

        Net Income.    For the reasons discussed above, net income for the three months ended November 3, 2018 was $1.7 million, or earnings of $0.03 per diluted share, as compared to net income of $0.4 million, or earnings of $0.01 per diluted share, for the three months ended October 28, 2017. On a non-GAAP basis, adjusted net income for the three months ended November 3, 2018 was $2.5 million, or earnings of $0.04 per diluted share, which excludes $0.8 million of non-operating adjustments. This compares to non-GAAP adjusted net income for the three months ended October 28, 2017 of $1.0 million, or earnings of $0.02 per diluted share, which excludes $0.6 million of non-operating adjustments.

Nine months Ended November 3, 2018 Compared to Nine months Ended October 28, 2017

        Net Sales.    Net sales for the nine months ended November 3, 2018 was $646.0 million, as compared to $648.2 million for the nine months ended October 28, 2017. Included in net sales for the nine months ended November 3, 2018 and October 28, 2017 are royalties and other revenue totaling $17.6 million and $17.7 million recognized as a result of the ADS Agreement, respectively. Comparable store sales increased 1.2% for the nine months ended November 3, 2018, driven by an increase in sales from the Company's eCommerce business and strength in Outlet stores, as compared to an increase of 0.1% for the same period last year. In the comparable store base, average dollar sales per transaction increased by 5.8%, while the number of transactions per average store decreased by 4.4%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended November 3, 2018 was $207.7 million, or 32.2% of net sales, as compared to $200.6 million, or 30.9% of net sales, for the nine months ended October 28, 2017. The increase in gross profit as a percentage of net sales during the nine months ended November 3, 2018, as compared to the nine months ended October 28, 2017, was due to a 140 basis point improvement in buying and occupancy costs, partially offset by a 10 basis point decrease in merchandise margin due to increased shipping costs offsetting a reduction in product costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $199.6 million, or 30.9% of net sales, for the nine months ended November 3, 2018, as compared to $198.7 million, or 30.6% of net sales, for the nine months ended October 28, 2017. Included in selling, general and administrative expenses for the nine months ended November 3, 2018 is $1.8 million of non-operating adjustments, primarily comprised of legal accruals related to a previously disclosed ongoing trademark infringement case and a class action lawsuit, consulting expenses related to new initiatives under Project Excellence, severance expense related to the Company's organizational changes, and expenses associated with the Company's registration statement filed with the SEC on August 10, 2018. Included in selling, general and administrative expenses for the nine months ended October 28, 2017 is $0.2 million of non-operating adjustments, comprised of severance expense associated with the integration of brick-and-mortar channels into one merchant, planning, allocation and stores team, consulting expenses related to new initiatives under Project Excellence, and certain executive relocation expense, partially offset by the reversal of a portion of the legal expense accrual related to an ongoing trademark infringement case.

        Selling, general, and administrative expenses during the nine months ended November 3, 2018, as compared to the nine months ended October 28, 2017, reflects an increase in variable compensation expense due to the Company's improved operating results, partially offset by decreases in store and home office payroll resulting from Project Excellence initiatives executed during the first quarter of fiscal year 2018, and a reduction in marketing expenses.

        Operating Income.    For the reasons discussed above, operating income for the nine months ended November 3, 2018 was $8.1 million, as compared to operating income of $1.9 million for the nine months ended October 28, 2017. On a non-GAAP basis, adjusted operating income for the nine months ended November 3, 2018 was $10.1 million, which excludes $2.0 million of non-operating adjustments. This compares to non-GAAP adjusted operating income for the nine months ended October 28, 2017 of $2.4 million, which excludes $0.5 million of non-operating adjustments.

        Interest (Income) Expense, Net.    Net interest income was $0.5 million for the nine months ended November 3, 2018, as compared to net interest expense of $0.7 million for the nine months ended October 28, 2017. The reduction in interest expense during the nine months ended November 3, 2018, as compared to the nine months ended October 28, 2017, is largely due to the Company's prepayment of an $11.5 million term loan on April 5, 2018 using cash on-hand.

        Loss on Extinguishment of Debt.    On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of the Term Loan, which resulted in a $0.2 million charge during the nine months ended November 3, 2018 associated with the write-off of unamortized deferred financing costs. The Company incurred no such charge during the nine months ended October 28, 2017.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance initially recorded during the three months ended July 31, 2010. The provision for income taxes for the nine months ended November 3, 2018 was $0.4 million, as compared to $0.3 million for the nine months ended October 28, 2017.

        Net Income.    For the reasons discussed above, net income for the nine months ended November 3, 2018 was $7.9 million, or earnings of $0.12 per diluted share, as compared to net income of $0.9 million, or earnings of $0.01 per diluted share for the nine months ended October 28, 2017. On a non-GAAP basis, adjusted net income for the nine months ended November 3, 2018 was $9.9 million, or earnings of $0.15 per diluted share, which excludes $2.0 million of non-operating adjustments. This compares to non-GAAP adjusted net income for the nine months ended October 28, 2017 of $1.4 million, or earnings of $0.02 per diluted share, which excludes $0.5 million of non-operating adjustments.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP to non-GAAP financial statement information for the three and nine months ended November 3, 2018 and October 28, 2017 is indicated below. This information reflects, on a non-GAAP basis, the Company's adjusted operating results after excluding certain non-operating adjustments, as described below. This non-GAAP financial information is provided to enhance the reader's overall understanding of the Company's current financial performance. Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's continuing operating results. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

	Three months ended November 3, 2018
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$142,383	$68,375	$66,802	$1,573	$1,725	$0.03
Adjustments affecting comparability
Company name change and registration statement	—	—	341	341	341
Reversal of certain severance accruals	—	—	(67)	(67)	(67)
Consulting expense	—	—	418	418	418
Legal expenses	—	—	103	103	103

Total adjustments(1)	—	—	795	795	795	0.01

Non-GAAP as adjusted	$142,383	$68,375	$66,007	$2,368	$2,520	$0.04

	Three months ended October 28, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$146,584	$67,598	$66,980	$618	$352	$0.01
Adjustments affecting comparability
Certain severance expense	(206)	(206)	633	427	427
Consulting expense	—	—	114	114	114
Legal settlement fees	—	—	102	102	102

Total adjustments(1)	(206)	(206)	849	643	643	0.01

Non-GAAP as adjusted	$146,790	$67,392	$66,131	$1,261	$995	$0.02

	Nine months ended November 3, 2018
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$438,247	$207,710	$199,605	$8,105	$7,878	$0.12
Adjustments affecting comparability
Company name change and registration statement	—	—	341	341	341
Certain severance expense	286	286	285	571	571
Reversal of certain employee relocation accruals	—	—	(135)	(135)	(135)
Consulting expense	—	—	610	610	610
Legal expenses	—	—	655	655	655

Total adjustments(1)	286	286	1,756	2,042	2,042	0.03

Non-GAAP as adjusted	$437,961	$207,996	$197,849	$10,147	$9,920	$0.15

	Nine months ended October 28, 2017
(Amounts in thousands, except per share amounts)	Cost of goods sold, buying and occupancy costs	Gross profit	Selling, general and administrative expenses	Operating income	Net income	Earnings per diluted share
GAAP as reported	$447,574	$200,581	$198,659	$1,922	$928	$0.01
Adjustments affecting comparability
Certain severance expenses	342	342	633	975	975
Consulting expense	—	—	1,195	1,195	1,195
Certain executive relocation expense	—	—	401	401	401
Legal settlement fees net accrual reversal (trademark infringement case)	—	—	(2,051)	(2,051)	(2,051)

Total adjustments(1)	342	342	178	520	520	0.01

Non-GAAP as adjusted	$447,232	$200,923	$198,481	$2,442	$1,448	$0.02

(1)
The tax effect of the $0.8 million and $0.6 million of non-operating adjustments during the three months ended November 3, 2018 and October 28, 2017, and the $2.0 million and $0.5 million of non-operating adjustments during the nine months ended November 3, 2018 and October 28, 2017, respectively, is offset by a full valuation allowance against deferred tax assets.

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

        The Company plans to make strategic investments to drive top line sales growth, improve profitability and increase long-term shareholder value. These strategic investments include the expansion of its successful celebrity collaborations, the continued expansion of the Company's digital footprint as it continues the transformation to a digitally dominant retailer with eCommerce currently representing approximately 30% of its business, the potential expansion of Fashion to Figure, and new opportunities to broaden the Company's brand presence into new product categories. On August 22, 2018, the Company announced a multi-year partnership with Kate Hudson to be the brand ambassador for the Company's Soho Jeans collection and to launch her own ready-to-wear fashion line in Spring 2019.

        The following tables contain information regarding the Company's liquidity and capital resources:

	November 3, 2018	February 3, 2018	October 28, 2017
	(Amounts in thousands)
Cash and cash equivalents	$83,662	$90,908	$69,235
Working capital	$64,905	$64,785	$63,457

	Nine months ended November 3, 2018	Nine months ended October 28, 2017
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$9,463	$(8,617)
Net cash used in investing activities	$(3,330)	$(7,744)
Net cash used in financing activities	$(13,379)	$(2,773)

Net decrease in cash and cash equivalents	$(7,246)	$(19,134)

Operating Activities

        The increase in net cash provided by operating activities during the nine months ended November 3, 2018, as compared to the nine months ended October 28, 2017, is primarily the result of an increase in net income combined with fluctuations in inventory due to the shift in the retail calendar.

Investing Activities

        Net cash used in investing activities was $3.3 million for the nine months ended November 3, 2018, as compared to $7.7 million for the nine months ended October 28, 2017. During the nine months ended November 3, 2018, the Company opened 3 New York & Company stores, 1 Outlet store, and 10 Fashion to Figure stores, converted 3 existing New York & Company stores to Outlet stores, closed 18 stores, and remodeled/refreshed 7 existing stores, ending the third quarter of fiscal year 2018 with 428 stores, including 119 Outlet stores, and 2.1 million selling square feet in operation. Included in the New York & Company store count at November 3, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        Net cash used in investing activities during the nine months ended October 28, 2017 represents capital expenditures of $3.5 million for store related projects and $4.3 million related primarily to the Company's information technology infrastructure. During the nine months ended October 28, 2017, the Company opened 8 New York & Company stores and 3 Outlet stores, remodeled/refreshed 13 existing stores, and closed 18 stores, ending the third quarter of fiscal year 2017 with 459 stores, including 125 Outlet stores, and 2.3 million selling square feet in operation. Included in the New York & Company store count at October 28, 2017 are 18 Eva Mendes side by side stores, 52 Eva Mendes shop in shop stores, and 1 free-standing Eva Mendes boutique.

        For fiscal year 2018, capital expenditures are expected to be between $8 million and $9 million, including capital required for the Company's new Fashion to Figure business. In total, fiscal year 2018 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. In fiscal year 2018, the Company expects to end fiscal year 2018 having opened 3 New York & Company stores and 1 new Outlet store, opened 11 Fashion to Figure stores, converted 3 existing New York & Company stores to Outlet stores, remodeled/refreshed 7 existing stores, and closed 32 stores ending the fiscal year with approximately 415 stores, including 119 Outlet stores, and approximately 2.1 million selling square feet.

        As of November 3, 2018, approximately 70% of the Company's store leases could be terminated by the Company in two years or less.

Financing Activities

        Net cash used in financing activities for the nine months ended November 3, 2018 was $13.4 million, which consists primarily of the $11.5 million early repayment of the Term Loan, a

$0.3 million quarterly amortization payment of the Term Loan, $1.3 million of principal payments on capital lease obligations, and $0.3 million of employee payroll taxes for which shares were withheld. Net cash used in financing activities for the nine months ended October 28, 2017 was $2.8 million, which consists primarily of $1.2 million of principal payments on capital lease obligations, $0.8 million in quarterly amortization payments of the Term Loan, $0.6 million for the purchase of treasury stock, and $0.2 million of employee payroll taxes for which shares were withheld.

Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc. entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by RTW Retailwinds, Inc. and its other subsidiaries. The Loan Agreement expires on October 24, 2019.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 3, 2018, the Company had availability under its revolving credit facility of $59.9 million, net of letters of credit outstanding of $13.0 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018, and availability of $59.4 million, net of letters of credit outstanding of $14.7 million, as of October 28, 2017. The $13.0 million of letters of credit outstanding at November 3, 2018 includes $11.9 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible and intangible assets of RTW Retailwinds, Inc. and its subsidiaries, as collateral for the Company's obligations under the Loan Agreement. In addition, RTW Retailwinds, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the obligations under the Loan Agreement, and such guarantees are joint and several.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of November 3, 2018, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        On December 11, 2018, the Company's Board of Directors approved an amendment and restatement of the Company's by-laws (the "Second Amended and Restated By-laws"). The Second Amended and Restated By-laws, among other things: (i) amend the provisions regarding how stockholders may properly bring business before a meeting of stockholders, including director nominations; (ii) amend the procedures for calling special meetings of stockholders; (iii) amend the procedural requirements regarding stockholder written consent; and (iv) add provisions clarifying the organization and conduct of stockholder meetings. The foregoing description of the Second Amended and Restated By-laws is not complete and is qualified in its entirety by reference to the complete text of the Second Amended and Restated By-laws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

3.1	Certificate of Amendment of Restated Certificate of Incorporation, incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018.
3.2	Second Amended and Restated By-laws.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2018.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2018.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 13, 2018.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTW RETAILWINDS, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date:	December 13, 2018