Form 10-K
period 2019-02-02
RTW Retailwinds, Inc.
filed 2019-04-17
CIK 1211351

Use these links to rapidly review the document

RTW Retailwinds, Inc. and Subsidiaries Consolidated Financial Statements Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-32315

RTW RETAILWINDS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-1031445 (I.R.S. Employer Identification No.)
330 West 34th Street, 9th Floor, NEW YORK, NEW YORK (Address of principal executive offices)	10001 (Zip Code)

(212) 884-2000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RTW	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None.

(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

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

         The aggregate market value of common stock held by non-affiliates as of August 3, 2018 was approximately $144.6 million, using the closing price per share of $4.70, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of April 5, 2019 was 64,852,941.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

PART I

Item 1.    Business

Overview

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 411 retail and outlet locations in 35 states while also growing a substantial eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, and www.happyxnature.com.The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company offers exclusive merchandise with assortments across categories consisting of wear-to-work, casual apparel and accessories, including pants, dresses, jackets, knit tops, blouses, sweaters, denim, t-shirts, activewear, handbags, jewelry and shoes. The Company's merchandise reflects current fashions and fulfills a broad spectrum of its customers' lifestyle and wardrobe requirements, providing every woman with a fashion strategy from work to weekend. The Company offers an inclusive range of merchandise sizes: 00 to 20, XXS to XXL, petite, tall, and plus.

        The Company positions itself as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. The Company continues to invest in its omni-channel infrastructure to provide its customers with the ability to shop where, when and how they would like. The Company's eCommerce channel currently represents approximately 30% of its business. The Company's stores are typically concentrated in medium to large population centers of the United States and are located in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended February 2, 2019, the 53-week year ended February 3, 2018, and the 52-week year ended January 28, 2017 are referred to herein as "fiscal year 2018," "fiscal year 2017," and "fiscal year 2016," respectively. The 52-week year ending February 1, 2020 is referred to herein as "fiscal year 2019."

The Company's Growth Strategies

Evolve as a Broader Lifestyle Brand

        In November 2018, the Company changed its name to RTW Retailwinds, Inc. to establish a strong and distinct corporate identity reflecting the Company's multi-brand portfolio strategy. The Company plans to maximize the power of its omni-channel retail platform and leverage its core operating strengths to become the premier incubator of celebrity and lifestyle brands, offering assortments across categories and channels.

        The Company's celebrity partnerships and sub-brand strategy deliver a differentiated experience for its customers, provide trending fashion and a versatile assortment that the Company believes will continue to broaden its reach as a lifestyle brand. The Company believes that its successful celebrity partnerships have also elevated the performance of the Company's other sub-brands and will continue to do so in the future. The Company currently has the following sub-brands: 7th Avenue Design Studio, Soho Jeans, Soho Street, the Eva Mendes Collection, and the Gabrielle Union Collection.

        On February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, and during fiscal year 2018, the Company relaunched the brand opening 11 new Fashion to Figure stores and a Fashion to Figure eCommerce store (www.fashiontofigure.com). The Company plans to open approximately eight new Fashion to Figure stores in fiscal year 2019.

        In April 2019, the Company will be launching two new digitally-native brands:

  •
  Happy x Nature, Kate Hudson's first ready-to-wear collection, and

  •
  Uncommon Sense, a new lingerie-meets-leisure collection, made to indulge the sensibilities of today's modern woman.

        Looking forward, with approximately $96 million of cash on-hand, no borrowings outstanding under its revolving credit facility, and no long-term debt, the Company will continue to evaluate new opportunities, such as acquisitions, investments in celebrity collaborations, investments in omni-channel capabilities, among other areas, to expand its merchandise offering and evolve as a broader lifestyle brand.

Enhance Brand Awareness, Increase Customer Engagement, and Drive Traffic

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company® brand through its merchandise assortment, celebrity partnerships, expansion of its private label credit card and loyalty program ("Runway Rewards"), best-in-class customer service, and consistent marketing in-store, on its website and through mobile devices, including tablets. The Company is focused on new customer acquisition and retention of existing customers, as it rebalances its marketing media mix and leverages its celebrity partnerships and sub-brands to amplify the New York & Company brand.

        The Company believes that its celebrity partnerships with Eva Mendes, Gabrielle Union, and Kate Hudson elevate and differentiate the New York & Company brand. The Company leverages its celebrity partnerships to create an emotional connection with its customers and increase overall brand awareness. The Company continually explores the addition of new celebrity partnerships.

        The Company remains focused on its strategic marketing efforts to drive customer traffic into its brick-and-mortar stores and online. As part of the company-wide focus to increase traffic and conversion, the Company plans to leverage its celebrity collaborations, further develop its brand ambassador program, invest in digital marketing campaigns and data analytics focused on personalizing and improving the customer shopping experience, and maintain new and fresh in-store marketing initiatives, such as hosting exciting events and experiences that resonate with its customers.

Drive eCommerce Growth and Expand Omni-Channel Capabilities

        The Company operates an omni-channel retail platform with the purpose of providing a seamless and consistent shopping experience across all channels of its business, allowing its customers to shop in stores, on mobile or desktop. In fiscal year 2018, net sales from eCommerce represented approximately 30% of the Company's business. The Company views the eCommerce channel (www.nyandcompany.com) as its largest store providing the broadest selection of merchandise, including exclusive styles and extended sizes. The Company's eCommerce store and mobile app are integral to the success of its omni-channel retail strategy, driving increased sales and traffic across all channels.

        The Company intends to continue to invest resources into omni-channel retail initiatives, with a particular focus on mobile, and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across all channels of the business. Current omni-channel capabilities allow a customer to order from the Company's eCommerce website and pick up or return merchandise in-store. In addition, the Company has the ability to ship items from a store to fulfill a customer's order that was placed on the eCommerce website or from another store.

Optimize Existing Store Base

        The Company is continually focused on optimizing the size and productivity of its existing New York & Company store base by relocating and remodeling/refreshing a portion of its existing stores annually. The reduction of non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores. Since the beginning of fiscal year 2014, the Company has closed 148 stores and in fiscal year 2019 expects to close between 15 and 20 stores. In addition, the Company will continue leveraging selling square feet in existing locations by converting a select number of New York & Company stores to side-by-side or shop-in-shop formats with a New York & Company store and Eva Mendes boutique. As of February 2, 2019, the Company operated 67 of these converted New York & Company stores, including 18 Eva Mendes side-by-side stores and 48 Eva Mendes shop-in-shop stores, as well as 1 free-standing Eva Mendes store.

        The Company plans to open a select number of new stores annually. The Company has targeted locations where it believes it can increase market penetration and operate highly profitable stores. During fiscal year 2019, the Company plans to open approximately eight New York & Company stores and eight Fashion to Figure stores in highly desirable locations, with short-term leases and competitively priced rents. The Company plans to remodel/refresh 8 existing stores, and close 15 to 20 stores during fiscal year 2019, ending the fiscal year with 407 to 412 stores, and 2.0 million selling square feet.

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

Product line development begins with the introduction of design concepts, key styles and its initial assortment selection for the product line. From a speed to market perspective, the Company has made several improvements to its product development calendar, which have shortened the total supply chain timeline. These changes, along with the implementation of a formalized "Fast Track" product development process, enables the Company to more effectively leverage runway and trend intelligence; and combined with improvements to the Company's logistics network provides more rapid delivery of product from concept to in-store. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies in partnership with their planning and allocation partners to maximize performance. Merchandising also develops a detailed list of desired apparel pieces and accessories to guide the designers. Merchandising is buying, testing, editing, placing product and pricing the line during the season on an ongoing basis. This integrated approach to design, merchandising and sourcing enables the Company to carry a versatile merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products directly from manufacturers and in some instances from importers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 95% of all merchandise purchases made during fiscal year 2018. The Company utilized two major apparel agents, which together represented approximately 67% of the Company's merchandise purchases during fiscal year 2018; however, no individual factory represented more than 9% of the Company's merchandise purchases. The Company expects to continue to utilize two major apparel agents for a large portion of its merchandise in fiscal year 2019, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market without sacrificing quality.

        Quality Assurance and Compliance Monitoring.    The RTW Retailwinds, Inc. Global Compliance Program (the "Compliance Program") is administered by the Company's in-house compliance team, in partnership with third-party providers, and provides monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for Suppliers, labor standards, and supply chain security. The Compliance Program includes supply chain labor standards and Customs-Trade Partnership Against Terrorism (C-TPAT) security audits, announced or unannounced, conducted by the Company's in-house compliance team, as well as the Company's primary third party audit firm and two additional secondary independent audit firms. Annual overseas visits and audits with select vendors and their respective factories are conducted by the Company's in-house compliance team, and the Company's in-house compliance team visits factories to ensure that the factory associates understand and comply with the Company's Code of Business Conduct for

Suppliers, labor standards and supply chain security standards. The Company's independent buying agents and importers also conduct in-line factory and final quality audits. In addition, all of the factories that manufacture merchandise for the Company enter into a master sourcing agreement with the Company that specifies their obligations with respect to quality, safety and ethical business practices. As of February 2, 2019, the Company's global compliance team has begun transitioning Fashion to Figure vendors and factories into its Compliance Program with domestic and international vendor and factory visits, as well as regulatory testing and sourcing agreements. The Company anticipates completing the transition for all Fashion to Figure vendors and factories into its Compliance Program by the end of fiscal year 2019.

Distribution and Logistics

        The Company entered into a transition services agreement with L Brands in 2002 in connection with the acquisition of Lerner Holding (as amended, the "transition services agreement"). L Brands provides the Company with certain warehousing and distribution services under the transition services agreement. All of the Company's merchandise is received, processed, warehoused and distributed through L Brands' distribution center in Columbus, Ohio. Details about each receipt are supplied to the Company's store inventory planners, who determine how the product should be distributed among the Company's stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores.

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

        The Company relies on a third-party to operate its eCommerce stores, including fulfillment services. The third-party warehouse facility is located in Martinsville, Virginia. Merchandise is received in this location from L Brands' distribution center. The operation of the Company's eCommerce stores is covered by a master services agreement that is in effect through April 30, 2021.

Real Estate

        As of February 2, 2019, the Company operated 411 stores in 35 states, with an average of 4,981 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are primarily located in medium to large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations. As of February 2, 2019, approximately 70% of the Company's store leases could be terminated by the Company within two years.

 Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2014	507	12	(15)	11	504
2015	504	12	(26)	8	490
2016	490	2	(26)	2	466
2017	466	11	(45)	1	432
2018	432	15	(36)	1	411

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net (reduction) increase of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2014	2,637,074	46,161	(74,478)	(11,769)	2,596,988
2015	2,596,988	50,638	(120,559)	(15,638)	2,511,429
2016	2,511,429	10,536	(150,697)	(4,074)	2,367,194
2017	2,367,194	48,826	(235,743)	(8,948)	2,171,329
2018	2,171,329	53,174	(181,954)	4,483	2,047,032

Store Count by State as of February 2, 2019

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	6	Louisiana	5	North Carolina	19
Arizona	5	Maryland	17	Ohio	16
Arkansas	2	Massachusetts	9	Oklahoma	1
California	45	Michigan	8	Pennsylvania	26
Colorado	3	Minnesota	3	Rhode Island	2
Connecticut	6	Mississippi	1	South Carolina	10
Delaware	2	Missouri	4	Tennessee	9
Florida	28	Nevada	3	Texas	37
Georgia	18	New Hampshire	1	Utah	1
Illinois	18	New Jersey	28	Virginia	19
Indiana	5	New Mexico	1	Wisconsin	3

Kentucky	5	New York	45	Grand Total	411

        Site Selection.    The Company's real estate department is responsible for new store site selection. While selecting a specific location for a new store, the Company targets high-traffic real estate in locations with demographics reflecting concentrations of the Company's target customers and a complementary tenant mix.

        Each New York & Company store is typically 4,000 to 6,000 selling square feet. Each Outlet store is typically 3,000 to 5,000 selling square feet. Each Fashion to Figure store is typically 2,000 to 3,000 selling square feet.

        In fiscal year 2019, the Company expects to open approximately 8 New York & Company stores and 8 Fashion to Figure stores with short-term leases, remodel/refresh 8 existing locations, and close 15 to 20 stores, ending the fiscal year with 407 to 412 stores, and 2.0 million selling square feet.

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

        Pricing and Promotional Strategy.    The Company's pricing and promotional strategy is designed to drive customer traffic, maximize conversion and promote brand loyalty. The Company evaluates the efficacy of its promotional strategy on an ongoing basis to eliminate underproductive and inefficient promotional tactics, introduce new promotional logic, and identify category elasticities to align pricing and promotions with customer demand. The promotional pricing strategy is designed to encourage multiple-unit sales. Select key items are also prominently displayed in store windows at competitive prices to drive traffic into the stores.

        Inventory Management.    The Company's inventory management systems, which support the Company's omni-channel retail strategy, are designed to maximize merchandise profitability and increase inventory turns. The Company constantly monitors inventory turns on the selling floor and uses pricing and promotions to maximize sales and profitability and to achieve inventory turn goals. The Company is able to quickly distribute merchandise from its traditional retail stores to its Outlet stores to maximize sell through and optimize its in-store merchandise assortment. Company's inventory loss prevention program is integrated with the store operations and finance departments of its business. This program includes electronic article surveillance systems in a majority of stores, including sensor and ink tagging, as well as the use of data analytics, fraud prevention technology, the monitoring of merchandise returns, merchandise voids, employee sales and deposits, and educating store personnel on loss prevention.

        Field Sales Organization.    At the end of fiscal year 2017, the Company integrated its traditional New York & Company and Outlet store teams into one organization, streamlining business processes to increase efficiency and reduce costs. The Company's field sales organization is currently organized into 4 regions. The 4 regions are organized into 32 districts. Each region is managed by a regional manager. The Company staffs approximately 32 district managers, with each typically responsible for the sales and operations of 13 stores on average. Each store is usually staffed with a store manager and 2 additional support staff. Higher volume stores may have additional positions as required. All stores are staffed with hourly sales associates. The Company has approximately 1,000 full-time in-store managers. The goal of the Company's field sales organization is to provide a memorable customer experience by creating an environment that is inspirational, exciting and fun. To accomplish this goal, the field sales organization is continuously engaged in various initiatives to improve talent assessment and acquisition processes, enhance brand education and communication training and increase engagement with the customer in store to drive sales and profitability. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive-based bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field leaders and aligns their interests with the financial goals of the Company. The Company evaluates the selling and fitting room experience, visual merchandising standards, and the operational execution of running a productive store. Stores are required to meet or exceed established store standards to ensure the quality of the customers' overall in-store experience.

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

Brand Building and Marketing

        In November 2018, the Company changed its name to RTW Retailwinds, Inc. to establish a strong and distinct corporate identity reflecting the Company's multi-brand portfolio strategy. The Company plans to maximize the power of its omni-channel retail platform and leverage its core operating strengths to become the premier incubator of celebrity and lifestyle brands, offering assortments across categories and channels. The Company's brands include New York & Company, Fashion to Figure, and launching in April 2019 is Happy x Nature and Uncommon Sense as described in the Growth Strategy section above. While the Company is investing in the growth of its new brands, the Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its exclusive merchandise and sub-brands, including 7th Avenue Design Studio, Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiate its brand from its competitors and drives strong brand recognition and endorsement by its target customers. The Company is leveraging its existing partnerships with celebrities Eva Mendes, Gabrielle Union and Kate Hudson to amplify the New York & Company brand. The Company believes its celebrity partnerships create an emotional connection with its customers and increase overall brand awareness. The Company continually explores the addition of new celebrity partnerships.

        The Company continues to invest in the development of its brands through, among other things, direct mail, Fashion Books, in-store marketing, digital marketing, email and text messaging programs, social media—Facebook, Instagram, Twitter, and Pinterest, public relations programs and select advertising. The Company also makes investments to enhance the overall customer experience through opening new stores, remodeling/refreshing existing stores, broadening its assortment online and consistently upgrading the online experience, both in desktop and mobile applications, including tablets, and focusing on customer service. For each of its brands, the Company consistently communicates brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising.

        The Company believes that it is strategically important to acquire new customers and communicate directly with its current customer base on a regular basis. The Company uses its customer database, which includes over four million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

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

        The Company has a strong strategic focus on its private label credit card and its Runway Rewards loyalty program to increase the number of credit card holders and sales to such customers. NY&C PLCC sales represented 45% of total company sales in fiscal year 2018.

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, which replaced the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. In addition, over the 10-year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During fiscal year 2018, fiscal year 2017, and fiscal year 2016, the Company recognized $23.7 million, $24.8 million, and $11.0 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement, respectively. Deferred revenue related to the ADS Agreement was $29.0 million at February 2, 2019, which will be amortized through April 30, 2026.

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

        Sales, cash deposit and related credit card information are electronically collected from the stores' POS terminals and eCommerce websites on a daily basis. During this process, the Company also obtains information concerning inventory receipts and transmits pricing, markdown and shipment notification data. In addition, where and as permitted by law, the Company collects customer transaction data to grow and update its customer database. The merchandising staff and merchandise planning staff evaluate the sales and inventory information collected from the stores to make key merchandise planning decisions, including orders and markdowns. These systems enhance the Company's ability to optimize sales while limiting markdowns, achieve planned inventory turns, reorder successful styles, and effectively distribute new inventory to the stores.

        One of the Company's top priorities is optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across store and eCommerce channels. The Company believes that its omni-channel retail strategy has improved its customers' shopping experiences, which will continue to enhance brand image and increase customer loyalty. The Company intends to continue to invest resources into omni-channel retail initiatives, with a particular focus on mobile, and leverage the enhanced customer shopping experience to drive additional traffic and increase sales across all channels. The Company is investing in additional technology and services to enhance the customer experience on its digital channels: desktop and tablet, mobile web and mobile applications.

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

Competition

        The retail and apparel industries are highly competitive. The Company competes with traditional department stores, specialty store retailers, discount apparel stores, international retailers opening large numbers of stores in the United States, and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company differentiates itself from its competitors on the basis of its exclusive merchandise and multi-brand portfolio, including its celebrity partnerships and sub-brands, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service. The Company believes that its talented, in-house design, marketing, sourcing and production teams, in partnership with a global network of vendors and factories provide a competitive advantage.

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). New product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). The Company's business experiences seasonal fluctuations in net sales and operating income, with a larger portion of its sales typically realized during the fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter.

Intellectual Property

        The Company's trademarks, including New York & Company®, NY&C®, Soho New York & Company Jeans®, Lerner®, Fashion to Figure®, and FTF® brands, are registered with the United States Patent and Trademark Office and with registries of many foreign countries. The Company has filed a trademark application for its lingerie lifestyle brand Uncommon Sense, which is pending with the United States Patent and Trademark Office. The Company also has long-term license agreements with its celebrity partners to use their name, likeness and other related materials to market specified brands.

Employees and Labor Relations

        As of February 2, 2019, the Company had a total of 5,255 employees of which 1,459 were full-time employees and 3,796 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is in effect through August 31, 2021. Approximately 7% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good.

        In order to remain competitive in the retail apparel industry, the Company must attract, develop, and retain skilled employees in design, merchandising, supply chain, marketing, and other functions, as well as in its stores and distribution centers. Competition for such personnel is intense and is heightened by the low national unemployment rate. The Company's success is also dependent, to a significant degree, on the continued contributions of key employees. For further information, please refer to "Item 1A. Risk Factors," appearing elsewhere in this Annual Report on Form 10-K.

Government Regulation

        The Company is subject to employment laws and regulations, including minimum wage requirements, intellectual property laws, consumer protection laws and regulations (including those relating to advertising and promotions, privacy and product safety), truth-in-lending and other laws and regulations with respect to the operation of the Company's stores and business generally, such as zoning and occupancy ordinances governing the importation and exportation of merchandise and the use of the Company's proprietary credit cards. Certain jurisdictions are considering or have enacted privacy and/or cyber security laws and regulations that do or could impose additional obligations on the Company. In addition, the Company is subject to Securities and Exchange Commission rules and regulations, state laws, Sarbanes-Oxley requirements, rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, other U.S. public company regulations, and various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California's Proposition 65 and similar state laws. The Company monitors changes in these laws and believes that it is in material compliance with applicable laws with respect to these practices.

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

        The U.S. government is contemplating various actions regarding trade with China, including the possibility of levying additional tariffs on imports from China. The Company sources approximately 60% of its goods from China so any tariffs or other trade restrictions impacting the import of apparel and accessories from China could have a material adverse impact on the Company. The Company has taken steps to attempt to mitigate the impacts of tariffs on imports from China, including renegotiation of product costs, shifting merchandise mix, and sourcing merchandise from factories outside of China.

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

If the Company is not able to respond to fashion trends in a timely manner, develop new merchandise or launch new product lines successfully, it may be left with unsold inventory, experience decreased profits or incur losses or suffer reputational harm to the image of its brands.

        The Company's success depends in part on management's ability to anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully identify or react to changing styles or trends and misjudges the market for its products or any new product lines, its sales may be lower, gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its financial condition and results of operations. The Company's brand image may also suffer if customers believe that it is no longer able to offer the latest fashions. Some of the Company's brands are affiliated with celebrities. If the Company experiences an unplanned interruption in the collaboration with these celebrities, including Eva Mendes, Gabrielle Union, or Kate Hudson, for any reason, it may result in a decrease in net sales and profitability. The Company has long-term license agreements with its celebrity partners to use their name, likeness and other related materials to market specified brands. The Company may not be able to renew expiring licenses on terms that are favorable to the Company or at all, which could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

The Company's inability to maintain the image of its brands, engage new and existing customers and gain market share could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's success depends heavily on the value associated with its New York & Company brand, including its celebrity partnerships and sub-brands. The New York & Company name is integral to the Company's existing business, as well as to the implementation of its strategy for growing and expanding its business. Maintaining, promoting and growing the Company's brands will depend largely on the success of its design, merchandising and marketing efforts and its ability to provide a consistent, high-quality customer experience. The Company's reputation could be jeopardized if it fails to maintain high standards for merchandise quality and integrity and any negative publicity about these types of concerns may reduce demand for the Company's merchandise. While the Company's brands enjoy a loyal customer base, the success of the Company's growth strategy depends, in part, on the Company's ability to keep existing customers engaged as well as attract new customers to shop its brands. The Company's brands could be adversely affected if the Company's public image or reputation were to be tarnished, which could result in a material adverse effect on the Company's business. If the value associated with the Company's brands were to diminish, the Company's sales could decrease, causing decreased profits or losses.

        As the use of social media becomes more prevalent, the Company's susceptibility to risks related to social media increases. The immediacy of social media precludes the Company from having real-time control over postings made regarding the Company via social media, whether matters of fact or opinion. Information distributed via social media could result in negative publicity, causing damage to the Company's reputation, and therefore have a material adverse effect on its business, financial condition and results of operations.

The failure of the Company's celebrity partners to protect their reputation could have a material adverse effect on the Company's business, reputation and brand image.

        The Company's success is partially dependent on the reputations of its celebrity partners, such as Eva Mendes, Gabrielle Union and Kate Hudson. The Company often relies on its celebrity partners to manage and maintain their brands, but these celebrity partners' reputation may be harmed due to factors outside the Company's control, which could negatively impact the Company's brand image and have a material adverse effect on its business. Certain of the Company's products bear the names and likeness of celebrities, whose brand or image may change without notice and who may not maintain the appropriate celebrity status or positive association among the consumer public to support projected sales levels. Damage to the reputations of the Company's celebrity partners could have a material adverse effect on the Company's results of operations, financial condition and cash flows, as well as require additional resources to rebuild the Company's reputation.

Fundamental shifts in the women's retail apparel industry could adversely affect the Company's business and financial performance.

        The growth and prominence of fast-fashion and value-fashion retailers and expansion of off-price retailers has fundamentally shifted customer expectations of affordable pricing and continued promotional pressure. The rise of these retailers as well as the shift in shopping preferences away from brick-and-mortar stores to the direct channel, where online-only businesses or those with robust direct channel capabilities can facilitate competitive entry and comparison shopping, have increased the difficulty of maintaining and gaining market share. In addition, the Company's customers are increasingly using mobile devices to make purchases online and to help them in making purchasing decisions when in the Company's stores. The Company's execution of its own omni-channel retail strategy to adapt to these changes, in relation to its competitors' actions as well as to its customers' adoption of new technology, presents a specific risk. If for any reason the Company is unable to implement its omni-channel retail strategy, provide a convenient and consistent experience for its customers across all channels, or provide its customers the products they want, when and where they want them at a compelling value proposition, then the Company's financial performance and brand image could be adversely affected. Further, unanticipated changes in pricing and other practices of the Company's competitors, including promotional activity, such as free shipping and pricing pressures, could have a material adverse effect on the Company's business.

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

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 95% of all merchandise purchases during fiscal year 2018. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in comparable store sales in any one of the Company's channels, including stores, Outlets and eCommerce, or fluctuations in the Company's results of operations could cause the price of the Company's common stock to decline substantially.

        A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce stores are included in comparable store sales. In addition, recognized royalty revenue and the amortization of signing bonuses received in connection with the ADS Agreement are included in comparable store sales.

        The Company's results of operations have fluctuated in the past and can be expected to fluctuate in the future. The Company cannot ensure that it will be able to achieve consistency in its future sales and cannot ensure a high level of comparable store sales in the future. If the Company experiences an extended shut down of its eCommerce stores, for any reason, the Company could lose revenues and experience a material decrease in comparable store sales and profits.

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

        The Company's business experiences seasonal fluctuations in net sales and operating income, with a larger portion of its sales typically realized during its fourth quarter. Any decrease in sales or margins during the fourth quarter or peak holiday seasons could have a material adverse effect on the Company's financial condition and results of operations. For further information related to seasonality and quarterly results, please refer to Note 14, "Quarterly Results," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

        The U.S. government is contemplating various actions regarding trade with China, including the possibility of levying additional tariffs on imports from China. The Company sources approximately 60% of its goods from China so any tariffs or other trade restrictions impacting the import of apparel and accessories from China could have a material adverse impact on the Company. U.S. trade policy could trigger retaliatory actions by affected countries resulting in "trade wars," which could increase the Company's cost of goods and/or reduce customer demand if the Company has to increase its prices.

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

        The Company purchases apparel and accessories directly from third-party manufacturers and in some instances from importers. The Company utilized two major apparel agents, which together represented approximately 67% of the Company's merchandise purchases made during fiscal year 2018; however, no individual factory represented more than 9% of the Company's merchandise purchases. The Company expects to continue to utilize two major apparel agents for a large portion of its merchandise in fiscal year 2019, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market without sacrificing quality. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company's control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

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

        The Company's Compliance Program is administered by its in-house compliance team, in partnership with various third-party providers, and provides monitoring of country of origin and point of fabrication compliance for U.S. Customs. Any failure of the Company, or its third-party providers, to fulfill their obligations under the Compliance Program, could disrupt the Company's operations and negatively impact its profitability. As of February 2, 2019, the Company's global compliance team has begun transitioning Fashion to Figure vendors and factories into its Compliance Program with domestic and international vendor and factory visits, as well as regulatory testing and sourcing agreements. The Company anticipates completing the transition for all Fashion to Figure vendors and factories into its Compliance Program by the end of fiscal year 2019.

        Under the transition services agreement, warehousing and distribution services will terminate upon the earliest of the following: (i) 24 months from the date that L Brands notifies the Company that L Brands wishes to terminate the services; (ii) 24 months from the date that the Company notifies L Brands that the Company wishes to terminate the services; (iii) 60 days after the Company has given notice to L Brands that L Brands has failed to perform any material obligations under the agreement and such failure shall be continuing; (iv) 30 days after L Brands has given notice to the Company that the Company has failed to perform any material obligations under the agreement and such failure shall be continuing; (v) within 75 days of receipt of the annual proposed changes to the agreement schedules which outline the cost methodologies and estimated costs of the services for the coming year, if such proposed changes would result in a significant increase in the amount of service costs that the Company would be obligated to pay; (vi) 15 months after a change of control of the Company, at the option of L Brands; or (vii) upon reasonable notice under the prevailing circumstances by the Company to L Brands after a disruption of services due to force majeure that cannot be remedied or restored within a reasonable period of time. The Company believes that these services are provided at a competitive price and the Company anticipates continuing to use L Brands for these services. The Company's failure to successfully replace the services could have a material adverse effect on the Company's business and prospects.

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

The Company relies on its manufacturers to use acceptable ethical business practices, and if they fail to do so, the New York & Company brand name, and its other brands, could suffer reputational harm and the Company's sales could decline or its inventory supply could be interrupted.

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

        The Company is subject to employment laws and regulations, including minimum wage requirements, intellectual property laws (including those relating to advertising and promotions, privacy and product safety), truth-in-lending and other laws and regulations with respect to the operation of the Company's stores and business generally, such as zoning and occupancy ordinances governing the importation and exportation of merchandise and the use of the Company's proprietary credit cards. In addition, the Company is subject to Securities and Exchange Commission rules and regulations, state laws, Sarbanes-Oxley requirements, rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, other U.S. public company regulations, and various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California's Proposition 65 and similar state laws. Although the Company monitors changes in these laws, if these laws change without the Company's knowledge, or are violated by the Company's employees, importers, buying agents, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling laws or regulations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

        On April 4, 2016, the State of California passed legislation raising the hourly minimum wage to $15 by the end of year 2022. On the same day, the State of New York enacted similar legislation increasing the hourly minimum wage to $15 in New York City by the end of year 2018, and in other parts of the state by the end of year 2021. Such legislation requires mandatory annual increases to the hourly minimum wage in the interim. As a result, the Company increased the hourly minimum wage in California, New York City, and other parts of New York State, as well as a number of other states, as required. In addition, certain jurisdictions are considering or have enacted privacy and/or cyber security laws and regulations that do or could impose additional obligations on the Company.

        Compliance with changes in these laws or regulations, including increasing minimum wage requirements and frequently changing requirements surrounding information security and privacy, could result in increased costs to the Company and could impact operational efficiency, which could have a material adverse effect on the Company's financial condition and results of operations.

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

        The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores, department stores, temporary clearance stores, and international retailers opening large numbers of stores in the United States. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and target customers through catalogs and eCommerce.

        Some of the Company's competitors may have greater financial, marketing and other resources available to them. In many cases, the Company's competitors sell their products in stores that are located in the same shopping malls as the Company's stores, and/or have significant eCommerce operations. In addition to competing for sales, the Company competes for favorable site locations and lease terms in shopping malls.

The Company may be unable to protect its trademarks, which could diminish the value of its brands.

        The Company's trademarks are important to its success and competitive position. The Company's major trademarks are New York & Company, NY&C, Soho New York & Company Jeans, Lerner, Fashion to Figure, and FTF, and are protected in the United States and in some cases internationally. The Company engages in the following steps to protect and enforce its trademarks: file and prosecute trademark applications for registration in those countries where the marks are not yet registered; respond to office actions and examining attorneys in those countries where the marks are not yet registered; maintain its trademark portfolio in the United States; file statements of use, renewal documents, assignments, policing of marks and third party infringements; and handle the initiation and defense of opposition and/or cancellation proceedings. The Company is susceptible to others imitating the Company's products and infringing on the Company's intellectual property rights. Imitation or counterfeiting of the Company's products or other infringement of the Company's intellectual property rights could diminish the value of its brand or otherwise adversely affect its revenues. The actions the Company has taken to establish and protect its trademarks may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of the Company or in marks that are similar to the Company's or marks that the Company licenses and/or markets and the Company may not be able to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to the Company's marks because the laws of certain countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Failure to protect the Company's trademarks could result in a material adverse effect on the Company's business.

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

        Furthermore, the Company's information systems initiatives and omni-channel retail strategy are complex and require managerial and financial expertise to implement successfully. If the Company is unable to successfully implement new information system initiatives and execute its omni-channel retail strategy, or if the Company's customers are not provided with the intended benefits, the Company's reputation and brand image could suffer resulting in a material adverse effect on the Company's financial condition and results of operations.

        The Company and third parties that manage portions of the Company's secure data are subject to cybersecurity risks and incidents. The Company's business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and the Company's financial and strategic data. The protection of the Company's customer, employee and Company data is vitally important to the Company. To date, data security breaches have not had a material impact on the Company's financial condition, operating results or business; however, the Company could suffer material financial or other losses in the future and it may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks or intrusions. While the Company has implemented measures to prevent and detect security breaches and cyber incidents, and continues to invest in the fortification of its information systems, networks and infrastructure, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of the Company's systems and infrastructure because the techniques used to obtain unauthorized access to its systems are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target. The Company or its third-party service providers may not be able to anticipate these techniques or implement sufficient preventative measures. In addition, data security breaches can also occur as a result of non-technical issues, including breaches by the Company or by the Company's third-party service providers that result in the unauthorized release of personal or confidential information. Any failure of the Company's data protection and security measures and any failure of third parties that assist the Company in managing its secure data could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential and other information. This could result in significant losses, including loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect the Company's business, financial condition or results of operations. Any of these events could result in litigation and legal liability, harm to the Company's reputation, loss of confidence in the Company's ability to protect sensitive information, a distraction to the Company's business, and the need to divert resources to remedy the issues, any of which could adversely affect the Company's business, financial condition and results of operations. Although the Company maintains cybersecurity insurance, there can be no assurance that the Company's insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to the Company in a timely manner.

Risks associated with the Company's eCommerce stores.

        The Company operates online stores at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, and www.happyxnature.com, which are integral to the success of the Company's omni-channel retail strategy and where it sells its largest assortment of its merchandise. The Company's eCommerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, cybersecurity incidents and the need to invest in additional computer systems. The eCommerce operations also involve other risks that could have an impact on the Company's results of operations, including but not limited to diversion of sales from the Company's other stores, rapid technological change, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. If the Company is unable to successfully address and respond to these risks, revenues could be lost, costs could increase, and the Company's reputation may be damaged.

If the Company is unable to successfully develop and maintain a relevant and reliable omni-channel shopping experience for its customers, the Company's reputation could be adversely affected, sales could be lost and its profits could decrease.

        One of the Company's long-term growth initiatives is the expansion of the omni-channel shopping experience it provides customers through the integration of its retail stores, eCommerce stores and mobile applications. Omni-channel retailing is rapidly evolving and the Company's success depends on its ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If the Company is unable to innovate and successfully implement its omni-channel initiatives or does not meet customer expectations, revenues could be lost, costs could increase, and the Company's reputation may be damaged.

The Company relies upon independent third-party transportation providers for substantially all of its product shipments and is subject to increased shipping costs as well as the potential inability of its third-party transportation providers to deliver on a timely basis.

        The Company currently relies upon independent third-party transportation providers for substantially all of its product shipments, including shipments to and from all of its stores and to its customers. The Company's utilization of these delivery services for shipments is subject to risks which may impact a shipping company's ability to provide delivery services that adequately meet the Company's shipping needs, including risks related to employee strikes, labor and capacity constraints, and inclement weather. In addition, the Company is subject to increased shipping costs when fuel prices increase, when it uses expedited means of transportation such as air freight, and due to other economic factors affecting supply and demand within the transportation industry. If the Company changes the shipping companies it uses, it could face logistical difficulties that could adversely affect deliveries, and the Company would incur costs and expend resources in connection with such change. Moreover, the Company may not be able to obtain terms as favorable as those received from its current independent third-party transportation providers which, in turn, would increase its costs.

The Company is subject to customer payment-related risks that could increase its operating costs, expose it to fraud or theft, subject it to potential liability and potentially disrupt its business.

        The Company accepts payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, its private label credit cards and gift cards. Acceptance of these payment options subjects the Company to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The Company completed the implementation of the chip-and-PIN (or signature) technology in all of its stores and received certification during the third quarter of fiscal year 2016. Additionally, tokenization of credit card primary account numbers (PANs) has been accomplished on all payment channels to limit credit card risk. All stored PANs in any form have been eliminated, thereby further securing the Company's customer data. Although no systems can completely prevent theft, these steps reduce the potential for fraud and theft by criminals. Although the Company has taken steps to decrease its risk of a data breach, the Company may still suffer a data breach, which could have a material adverse effect on the Company's brand image, financial condition and results of operations.

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

        In addition, the Company's credit facility includes additional restrictive covenants and prohibit it from prepaying its other indebtedness while indebtedness under its credit facility is outstanding. The agreement governing the Company's credit facility also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company's ability to comply with these ratios may be affected by events beyond the Company's control.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 2.6 million total gross square feet as of February 2, 2019, are leased under operating leases expiring in various years through 2031. As of February 2, 2019, approximately 70% of its store leases could be terminated by the Company within two years, and approximately 90% of the Company's store leases could be terminated by the Company within five years. The Company leases 182,709 square feet of office space at 330 West 34th Street, New York, New York, which expires in 2030. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.    Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows. See Note 7, "Commitments and Contingencies," to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "RTW." The number of holders of record of common stock at March 29, 2019 was 157.

Performance Graph

        The following graph shows a comparison of the cumulative total return on an initial investment of $100 on February 1, 2014 in the Company's common stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Apparel Retail Index. The comparison assumes the reinvestment of any dividends.

*
$100 invested on 2/1/14 in stock or index, including reinvestment of dividends.

Issuer Sales of Equity Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for RTW Retailwinds, Inc. and its subsidiaries for each of the periods presented. The consolidated financial data for the 52-week fiscal year ended February 2, 2019, referred to as "fiscal year 2018, the "53-week fiscal year ended February 3, 2018, referred to as "fiscal year 2017," the 52-week fiscal year ended January 28, 2017, referred to as "fiscal year 2016," the 52-week fiscal year ended January 30, 2016, referred to as "fiscal year 2015," and the 52-week fiscal year ended January 31, 2015, referred to as "fiscal year 2014," have been derived from the audited consolidated financial statements of RTW Retailwinds, Inc. and its subsidiaries.

        The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(amounts in thousands, except per share data)	Fiscal Year 2018 (52-weeks)	Fiscal Year 2017 (53-weeks)	Fiscal Year 2016 (52-weeks)	Fiscal Year 2015 (52-weeks)	Fiscal Year 2014 (52-weeks)
Statements of operations data:
Net sales	$893,224	$926,868	$929,081	$950,108	$923,332
Cost of goods sold, buying and occupancy costs	614,212	644,041	665,102	685,253	673,557

Gross profit	279,012	282,827	263,979	264,855	249,775
Selling, general and administrative expenses(1)	272,541	275,899	279,362	272,960	265,371

Operating income (loss)	6,471	6,928	(15,383)	(8,105)	(15,596)
Interest (income) expense, net	(813)	815	1,235	1,227	573
Loss from extinguishment of debt	239	—	—	—	—

Income (loss) before income taxes	7,045	6,113	(16,618)	(9,332)	(16,169)
Provision for income taxes(2)	2,815	438	673	737	716

Net income (loss)	4,230	$5,675	$(17,291)	$(10,069)	$(16,885)

Basic earnings (loss) per share	$0.07	$0.09	$(0.27)	$(0.16)	$(0.27)

Diluted earnings (loss) per share	$0.06	$0.09	$(0.27)	$(0.16)	$(0.27)

Weighted average shares outstanding:
Basic shares of common stock	63,825	63,273	63,356	63,154	62,825

Diluted shares of common stock	65,913	64,054	63,356	63,154	62,825

(amounts in thousands)	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Balance sheet data (at period end):
Cash and cash equivalents	$95,542	$90,908	$88,369	$61,432	$69,293
Working capital	$60,953	$64,785	$59,587	$42,035	$46,665
Total assets	$288,878	$302,956	$301,588	$283,460	$301,254
Capital lease obligations	$3,771	$5,765	$6,585	$3,915	$2,165
Total long-term debt(3)	$—	$11,485	$12,326	$13,167	$14,124
Stockholders' equity	$86,613	$86,861	$79,169	$93,771	$99,359

(1)
Fiscal year 2018, fiscal year 2017, fiscal year 2016, fiscal year 2015, and fiscal year 2014 includes $3.5 million, $0.4 million, $5.7 million, $7.8 million, and $9.2 million of non-operating charges, respectively. For further information related to the non-operating charges in fiscal year 2018, fiscal year 2017, and fiscal year 2016, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below.

(2)
The Company maintains a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under Accounting Standards Codification™ Topic 740, "Income Taxes," the valuation allowance would be reversed accordingly in the period that such determination is made. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Overview

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate roughly 411 retail and outlet locations in 35 states while also growing a substantial eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, and www.happyxnature.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended February 2, 2019, the 53-week year ended February 3, 2018, and the 52-week year ended January 28, 2017 are referred to herein as "fiscal year 2018," "fiscal year 2017," and "fiscal year 2016," respectively. The 52-week year ending February 1, 2020 is referred to herein as "fiscal year 2019."

General

        Net Sales.    Net sales consist of sales from comparable and non-comparable stores. A store is included in the comparable store sales calculation after it has completed 13 full fiscal months of operations from the store's opening date or once it has been reopened after remodeling if the gross square footage did not change by more than 20%. Sales from the Company's eCommerce stores are included in comparable store sales. In addition, recognized royalty revenue and the amortization of signing bonuses received under the Company's private label credit card agreement with Comenity Bank, a subsidiary of Alliance Data Systems Corporation (the "ADS Agreement") are included in comparable store sales. Non-comparable store sales include new stores, stores relocated within the same shopping center and remodeled stores that have a change in gross square footage of more than 20%, which have not completed 13 full fiscal months of operations, sales from closed stores, and sales from stores closed or in temporary locations during periods of remodeling. In addition, in a year with 53 weeks, sales in the last week of the year are not included in determining comparable store sales. Net sales from the sale of merchandise at the Company's stores are recognized when the customer takes possession of the merchandise and the purchases are paid for, primarily with either cash or credit card. Net sales, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce stores are recognized when the merchandise is shipped to the customer and the purchases are paid for. A reserve is provided for projected merchandise returns based on prior experience.

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue, if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws. The Company recognizes gift card and merchandise credit breakage as revenue as each is redeemed based on their respective historical breakage rate. The Company determined the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns. The Company recognizes revenue on the remaining unredeemed gift cards and merchandise credits based on determining that the likelihood of redemption is remote and that there is no legal obligation to escheat the unredeemed amounts to relevant jurisdictions.

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

Fiscal Year 2018 Summary

        Throughout fiscal year 2018, the Company's key strategic initiatives were as follows: (i) leverage its celebrity collaborations and evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection; (ii) enhance brand awareness and increase customer engagement, including growth in both the number of new private label credit card holders and the Company's existing customer database, to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to elevate its omni-channel capabilities by providing an easy and seamless customer experience; (iv) optimize the Company's existing store base; (v) continue ongoing Project Excellence initiatives; and (vi) explore opportunities to invest in growth initiatives. Project Excellence is the Company's ongoing business re-engineering program which consists of a continuous analysis of business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure.

        On February 2, 2018, the Company acquired certain assets of Fashion to Figure, a U.S. based retailer of trendy plus-size fashions, including intellectual property rights related to the Fashion to Figure® brand, for a total cash purchase price of $2.4 million including fees and expenses which was funded with cash on-hand. During fiscal year 2018, the Company relaunched the Fashion to Figure business with 11 new stores and an eCommerce platform.

        In August 2018, the Company announced a multi-year partnership with Kate Hudson to be the brand ambassador for the Company's Soho Jeans collection and to launch her own ready-to-wear fashion line in Spring 2019.

        In November 2018, the Company changed its name to RTW Retailwinds, Inc. to establish a strong and distinct corporate identity reflecting the Company's multi-brand portfolio strategy. The Company plans to maximize the power of its omni-channel retail platform and leverage its core operating strengths to become the premier incubator of celebrity and lifestyle brands offering assortments across categories and channels.

        Net sales for fiscal year 2018 were $893.2 million, as compared to $926.9 million for fiscal year 2017. Comparable store sales for fiscal year 2018 increased 0.4%, as compared to an increase of 1.0% for fiscal year 2017. Net income for fiscal year 2018 was $4.2 million, or earnings of $0.06 per diluted share, as compared to net income of $5.7 million, or earnings of $0.09 per diluted share, for fiscal year 2017. Non-GAAP adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, adjusted for certain expenses) for fiscal year 2018 was $33.2 million, representing a 9.1% increase from $30.4 million in fiscal year 2017. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending for fiscal year 2018 was $8.5 million, as compared to $12.5 million for fiscal year 2017. During fiscal year 2018, the Company continued to invest in its information technology infrastructure and retail stores. These investments support further omni-channel initiatives, improved store productivity, and increased security levels across the Company's operating systems. During fiscal year 2018, the Company opened 3 New York & Company stores, 1 Outlet store, and 11 Fashion to Figure stores, remodeled/refreshed 8 existing stores, and closed 36 stores, ending fiscal year 2018 with 411 stores, including 119 Outlet stores and 2.0 million selling square feet in operation. Included in the New York & Company store count at February 2, 2019 are 67 New York & Company stores that feature 18 Eva Mendes side-by-side stores and 48 New York & Company stores that feature Eva Mendes shop-in-shop boutiques, as well as 1 free-standing Eva Mendes store. As of February 2, 2019, approximately 70% of the Company's store leases could be terminated by the Company within two years.

        On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding term loan balance under its loan agreement with Wells Fargo Bank, National Association (the "Term Loan"). The Company ended fiscal year 2018 with $95.5 million of cash on-hand, no borrowings outstanding under its revolving credit facility, and no long-term debt outstanding.

        Looking forward to fiscal year 2019, the Company will continue to invest in the growth of its multi-brand portfolio. The Company's committed to the following strategic initiatives:

  •
  Implementation of an organizational structure to support growth of the new multi-brand portfolio company, as well as the continued profitable growth of the New York & Company brand;

  •
  New customer acquisition and retention of existing customers by leveraging celebrity partnerships and sub-brands;

  •
  Fashion to Figure expansion with investments in marketing, eCommerce and the opening of approximately 8 new stores;

  •
  Launching two new digitally native brands:

  •
  Happy x Nature—Kate Hudson's first ready-to-wear collection, and

    •
    Uncommon Sense—a new lingerie-meets-leisure collection, made to indulge the sensibilities of today's modern woman.

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2018, fiscal year 2017, and fiscal year 2016:

(As a % of net sales)	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.8%	69.5%	71.6%

Gross profit	31.2%	30.5%	28.4%
Selling, general and administrative expenses	30.5%	29.8%	30.1%

Operating income (loss)	0.7%	0.7%	(1.7)%
Interest (income) expense, net	(0.1)%	0.1%	0.1%
Loss on extinguishment of debt	—%	—%	—%

Income (loss) before income taxes	0.8%	0.6%	(1.8)%
Provision for income taxes	0.3%	—%	0.1%

Net income (loss)	0.5%	0.6%	(1.9)%

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales increase (decrease)	0.4%	1.0%	(0.7)%
Net sales per average selling square foot(1)	$418	$401	$375
Net sales per average store(2)	$2,082	$2,019	$1,920
Average selling square footage per store(3)	4,981	5,026	5,080

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	432	2,171,329	466	2,367,194	490	2,511,429
New stores	15	53,174	11	48,826	2	10,536
Closed stores	(36)	(181,954)	(45)	(235,743)	(26)	(150,697)
Net impact of remodeled stores on selling square feet	—	4,483	—	(8,948)	—	(4,074)

Stores open, end of period	411	2,047,032	432	2,171,329	466	2,367,194

Fiscal Year 2018 Compared to Fiscal Year 2017

        Net Sales.    Net sales for fiscal year 2018 were $893.2 million, as compared to $926.9 million for fiscal year 2017. Fiscal year 2018 included 52 weeks versus 53 weeks in fiscal year 2017. The 53rd week in fiscal year 2017 contributed $12.5 million of net sales. Comparable store sales for fiscal year 2018 increased 0.4% following an increase of 1.0% for fiscal year 2017. In the comparable store base, average dollar sales per transaction increased by 4.5%, while the number of transactions per average store decreased by 4.0%, as compared to fiscal year 2017. Contributing to the decrease in net sales was the Company's closing of 36 stores throughout fiscal year 2018, partially offset by growth in the eCommerce channel and sales from the new Fashion to Figure brand launched in the beginning of fiscal year 2018. Included in net sales for fiscal year 2018 and fiscal year 2017 is $23.7 million and $24.8 million of revenue, respectively, from royalties and the amortization of signing bonuses under the ADS Agreement. For further information related to the ADS Agreement, please refer to Note 3, "Revenue Recognition" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Company remains focused on optimizing its real estate portfolio, while expanding its eCommerce business and omni-channel capabilities, as the negative trend in mall traffic continues, consumer shopping habits shift, and the growth in eCommerce sales continues to impact brick-and-mortar store performance.

        Gross Profit.    Gross profit for fiscal year 2018 was $279.0 million, or 31.2% of net sales, as compared to $282.8 million, or 30.5% of net sales, in fiscal year 2017. The increase in gross profit as a percentage of net sales during fiscal year 2018, as compared to fiscal year 2017, reflects an 80 basis point improvement in the leverage of buying and occupancy costs primarily due to a reduction in negotiated rent expense, and a reduction in product costs, partially offset by an increase in shipping costs resulting from growth in the eCommerce business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $272.5 million, or 30.5% of net sales, for fiscal year 2018, as compared to $275.9 million, or 29.8% of net sales, for fiscal year 2017. Fiscal year 2018 selling, general and administrative expenses include $3.5 million of non-operating charges, which includes $1.8 million of executive severance expense primarily related to a change in two leadership positions, $0.7 million of consulting expenses related to Project Excellence initiatives, and $1.1 million related to the Company's name change and Registration Statement plus certain other legal expenses. Fiscal year 2017 selling, general and administrative expenses include $0.4 million of net non-operating charges, which includes $0.6 million of severance expense related to the integration of its Outlet and traditional New York & Company corporate teams and further streamlining of its corporate office support functions, $0.5 million of executive relocation expense, $1.5 million related to Project Excellence initiatives, and a net $2.1 million legal accrual reversal primarily as a result of an amended judgement reducing the initial damages awarded in a trademark infringement dispute.

        Along with changes in non-operating charges as discussed above, operating expenses decreased by $6.4 million primarily related to a decrease in store selling and home office payroll expenses as the Company closed 36 underperforming stores during fiscal year 2018 and remained focused on cost control, and the impact of the 53rd week in fiscal year 2017, partially offset by an increase in variable expenses associated with the growth in eCommerce sales. In addition, during fiscal years 2018 and 2017, the Company recorded $1.6 million and $1.0 million of non-cash asset impairment charges in selling, general and administrative expenses, respectively, related to underperforming stores.

        Operating Income.    For the reasons discussed above, operating income for fiscal year 2018 was $6.5 million, or 0.7% of net sales, as compared to operating income of $6.9 million, or 0.7% of net sales, for fiscal year 2017.

        Interest (Income) Expense, Net.    Net interest income was $0.8 million for fiscal year 2018, as compared to net interest expense of $0.8 million for fiscal year 2017. The reduction in interest expense during fiscal year 2018, as compared to fiscal year 2017, is largely due to the Company's early prepayment of the Term Loan on April 5, 2018.

        Loss on extinguishment of debt.    In connection with the early prepayment of the Term Loan on April 5, 2018, the Company wrote-off $0.2 million of unamortized deferred financing fees.

        Provision for Income Taxes.    Provision for income taxes was $2.8 million for fiscal year 2018, as compared to $0.4 million for fiscal year 2017. The increase in the provision for income taxes in fiscal year 2018, as compared to fiscal year 2017, is primarily due to a $1.6 million assessment related to a multi-year state tax audit, as well as the adjustment of various other state tax reserves. The Company continues to provide for adjustments to the deferred tax valuation allowance. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net Income.    For the reasons discussed above, net income was $4.2 million, or earnings of $0.06 per diluted share, for fiscal year 2018, as compared to $5.7 million, or earnings of $0.09 per diluted share, for fiscal year 2017.

Fiscal Year 2017 Compared to Fiscal Year 2016

        Net Sales.    Net sales for fiscal year 2017 were $926.9 million, as compared to $929.1 million for fiscal year 2016. Fiscal year 2017 included 53 weeks versus 52 weeks in fiscal year 2016. The 53rd week in fiscal year 2017 contributed $12.5 million of net sales. Comparable store sales for fiscal year 2017 increased 1.0%, as compared to a decrease of 0.7% for fiscal year 2016. In the comparable store base, average dollar sales per transaction increased by 2.1%, while the number of transactions per average store decreased by 1.0%, as compared to fiscal year 2016. Contributing to the decrease in net sales was the Company's lower store base throughout fiscal year 2017, as compared to fiscal year 2016, partially offset by a $13.8 million increase in royalties and the amortization of signing bonuses recognized under the ADS Agreement, as well as continued growth in the eCommerce channel, resulting from the Company's successful omni-channel initiatives and its sub-brand strategy, including the continued growth of the Eva Mendes Collection and the Gabrielle Union Collection.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $275.9 million, or 29.8% of net sales, for fiscal year 2017, as compared to $279.4 million, or 30.1% of net sales, for fiscal year 2016. Fiscal year 2017 selling, general and administrative expenses include $0.4 million of non-operating charges, which includes $0.6 million of severance expense related to the integration of its Outlet and traditional New York & Company corporate teams and further streamlining of its corporate office support functions, $0.5 million of executive relocation expense, $1.5 million related to Project Excellence, and a net $2.1 million legal accrual reversal primarily as a result of an amended judgement reducing the initial damages awarded in a trademark infringement dispute. Fiscal year 2016 selling, general and administrative expenses include $5.7 million of non-operating charges, consisting of a $6.2 million legal expense accrual that the Company was required to record relating to an ongoing trademark infringement case where the Company received an unfavorable judgment, which the Company is in the process of challenging, partially offset by a $0.5 million non-operating legal accrual reversal.

        Along with changes in non-operating charges as discussed above, operating expenses increased by $1.8 million primarily related to the 53rd week in fiscal year 2017, an increase in variable-based compensation expense due to the Company's improved operating results, and an increase in variable expenses associated with the growth in eCommerce sales, partially offset by a decrease in store selling and home office payroll expenses as the Company closed 45 underperforming stores and remained focused on cost control. In addition, during fiscal years 2017 and 2016, the Company recorded $1.0 million and $1.2 million of non-cash asset impairment charges in selling, general and administrative expenses, respectively, related to underperforming stores.

        Operating Income (Loss).    For the reasons discussed above, operating income for fiscal year 2017 was $6.9 million, or 0.7% of net sales, as compared to an operating loss of $15.4 million, or 1.7% of net sales, during fiscal year 2016.

        Interest Expense, Net.    Net interest expense was $0.8 million for fiscal year 2017, as compared to $1.2 million for fiscal year 2016. Net interest expense in fiscal year 2017 and fiscal year 2016 is primarily due to interest on the Term Loan, which was prepaid in full on April 5, 2018 using cash on-hand.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net Income (Loss).    For the reasons discussed above, net income was $5.7 million, or earnings of $0.09 per diluted share, for fiscal year 2017. This compares to a net loss of $17.3 million, or a loss of $0.27 per diluted share, for fiscal year 2016.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP operating income (loss) to non-GAAP adjusted operating income (loss), and a reconciliation of GAAP net income (loss) to adjusted EBITDA, a non-GAAP measure, is indicated below for fiscal year 2018, fiscal year 2017, and fiscal year 2016. Adjusted operating income (loss) and adjusted EBITDA are being presented because these are key measures used by the Company's management and board of directors to understand and evaluate the Company's core operating performance and trends, to prepare the financial budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted operating income (loss) and adjusted EBITDA can provide a useful measure for period-to-period comparisons of the Company's core business. Accordingly, the Company believes that adjusted operating income (loss) and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as the Company's management and its board of directors. This non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

(Amounts in thousands)	Fiscal Year 2018 (52-weeks)
GAAP operating income as reported	$6,471
Adjustments affecting comparability
Company name change and Registration Statement	405
Certain severance expense(1)	2,108
Reversal of certain employee relocation accruals	(135)
Consulting expense-Project Excellence	670
Legal expenses(2)	709

Total adjustments	3,757

Non-GAAP adjusted operating income	$10,228

(Amounts in thousands)	Fiscal Year 2017 (53-weeks)
GAAP operating income as reported	$6,928
Adjustments affecting comparability
Certain severance expense(1)	907
Certain executive relocation expense	502
Consulting expense-Project Excellence	1,486
Legal settlement fees net accrual reversal(2)	(2,125)

Total adjustments	770

Non-GAAP adjusted operating income	$7,698

(Amounts in thousands)	Fiscal Year 2016 (52-weeks)
GAAP operating loss as reported	$(15,383)
Adjustments affecting comparability
Net legal settlement and fees(2)	5,727

Total adjustments	5,727

Non-GAAP adjusted operating loss	$(9,656)

(1)
Fiscal year 2018 includes severance expense primarily related to a change in two executive positions. Fiscal year 2017 includes severance expense related to the integration of its Outlet and traditional New York & Company corporate teams and further streamlining of its corporate office support functions.

(2)
Fiscal year 2018 includes legal accruals related to an ongoing trademark infringement case and a class action lawsuit. Fiscal year 2017 represents a net legal accrual reversal as a result of an amended judgement reducing the initial damages awarded in a trademark infringement dispute during fiscal year 2016. Fiscal year 2016 represents a legal expense accrual that the Company was required to record relating to the ongoing trademark infringement case where the Company received an unfavorable judgment.

        A reconciliation of the Company's GAAP net income (loss) to adjusted EBITDA, a non-GAAP measure, is indicated below:

(Amounts in thousands)	Fiscal Year 2018 (52-weeks)	Fiscal Year 2017 (53-weeks)	Fiscal Year 2016 (52-weeks)
GAAP net income (loss)	$4,230	$5,675	$(17,291)
Provision for income taxes	2,815	438	673
Net interest (income) expense	(813)	815	1,235
Depreciation and amortization	21,044	21,729	22,786
Amortization of intangible assets	312	—	—
Loss from impairment charges	1,598	997	1,197
Loss on extinguishment of debt	239	—	—
Non-operating adjustments(1)	3,757	770	5,727

Adjusted EBITDA	$33,182	$30,424	$14,327

(1)
Includes the non-operating adjustments described in the non-GAAP tables above.

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). New product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). The Company's business experiences seasonal fluctuations in net sales and operating income, with a larger portion of its sales typically realized during its fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores, the development of the Company's information technology infrastructure, including the upgrade of corporate technology systems and the enhancement of its omni-channel capabilities. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Annual Report on Form 10-K, the Company is in compliance with all debt covenants.

        The Company plans to make strategic investments to grow as a multi-brand portfolio company. These investments may include the expansion of its celebrity collaborations and existing brands, launching new lifestyle brands, driving growth in the eCommerce channel, and rebalancing its marketing media mix to acquire new customers and retain existing customers.

	February 2, 2019	February 3, 2018	January 28, 2017
	(Amounts in thousands)
Cash and cash equivalents	$95,542	$90,908	$88,369
Working capital	$60,953	$64,785	$59,587

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Net cash provided by operating activities	$27,072	$21,178	$48,760
Net cash used in investing activities	$(8,152)	$(14,952)	$(18,308)
Net cash used in financing activities	$(14,286)	$(3,687)	$(3,515)

Net increase in cash and cash equivalents	$4,634	$2,539	$26,937

Operating Activities

        Net cash provided by operating activities was $27.1 million during fiscal year 2018, as compared to $21.2 million during fiscal year 2017. The increase in cash provided by operating activities during fiscal year 2018, as compared to fiscal year 2017, is primarily due to a reduction in Fall season inventory receipts combined with fluctuations in accounts payable and accounts receivable, partially offset by fluctuations in accrued expenses and prepaid expenses.

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

Investing Activities

        Net cash used in investing activities was $8.2 million, $15.0 million, and $18.3 million, during fiscal year 2018, fiscal year 2017, and fiscal year 2016, respectively. During fiscal year 2018, capital spending of $5.6 million was primarily related to spending on non-store capital projects, which principally represent continued investments in the Company's information technology infrastructure, eCommerce stores and mobile applications. In addition, the Company also had capital spending of $2.9 million related to the opening of 3 New York & Company stores, 1 Outlet store, 11 Fashion to Figure stores, and the remodeling/refreshing of 8 existing locations.

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

        For fiscal year 2019, capital expenditures are expected to be between $12 million and $13 million. Fiscal year 2019 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce store and mobile applications, and real estate spending to open a select number of New York & Company stores, grow the new Fashion to Figure brand, and remodel/refresh existing locations. In fiscal year 2019, the Company expects to open approximately 8 New York & Company stores and 8 Fashion to Figure stores, remodel/refresh 8 existing stores, and close between 15 and 20 stores, ending the fiscal year with between 407 and 412 stores, including 119 Outlet stores, and approximately 2.0 million selling square feet.

        As of February 2, 2019, approximately 70% of the Company's store leases could be terminated by the Company within two years.

Financing Activities

        Net cash used in financing activities was $14.3 million, $3.7 million, and $3.5 million in fiscal year 2018, fiscal year 2017, and fiscal year 2016, respectively. Net cash used in financing activities during fiscal year 2018 consisted primarily of the $11.5 million early repayment of the Term Loan, a $0.3 million quarterly amortization payment of the Term Loan, $2.0 million of principal payments on capital lease obligations, and $0.6 million of employee payroll taxes for which shares were withheld.

        Net cash used in financing activities during fiscal year 2017 consisted of $1.7 million for principal payments on capital lease obligations, $0.6 million for the repurchase of 354,554 shares of the Company's common stock under an authorized share repurchase program, $1.0 million for quarterly repayments of the Term Loan, and $0.4 million of shares withheld for the payment of employee payroll taxes.

        Net cash used in financing activities during fiscal year 2016 consisted of $1.2 million for principal payments on capital lease obligations, $1.1 million for the repurchase of 476,645 shares of the Company's common stock under an authorized share repurchase program, $1.0 million for quarterly repayments of the Term Loan, and $0.3 million of shares withheld for the payment of employee payroll taxes, partially offset by $0.1 million of proceeds from the exercise of stock options.

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

        The Loan Agreement consists of a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of a $15 million, 5-year term loan under the Loan Agreement. The Company can no longer borrow funds under this Term Loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of February 2, 2019, the Company had availability under its revolving credit facility of $35.0 million, net of letters of credit outstanding of $11.9 million, as compared to availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018. Included in the $11.9 million of letters of credit outstanding at February 2, 2019 are $0.1 million of trade letters of credit and $11.8 million of standby letters of credit primarily related to the Company's corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

Cash Requirements

        The Company believes that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2019.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of February 2, 2019:

		Payments Due by Period(4)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Capital leases(1)	$3,938	$1,961	$1,849	$128	$—
Operating leases(2)	347,006	68,071	93,929	71,942	113,064
Purchase obligations(3)	105,115	95,938	4,603	2,678	1,896

Total contractual obligations	$456,059	$165,970	$100,381	$74,748	$114,960

(1)
Represents future minimum lease payments under capital leases as of February 2, 2019.

(2)
Represents future minimum lease payments under non-cancelable operating leases as of February 2, 2019. The minimum lease payments do not include common area maintenance ("CAM") charges, real estate taxes or other landlord charges, which are also contractual obligations under store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2018, CAM charges and real estate taxes were $37.3 million and other landlord charges were $2.6 million.

(3)
Represents purchase orders for inventory and construction commitments for stores not yet received or recorded on the consolidated balance sheet, as well as contractual obligations for distribution and logistics services used in the normal course of business, and fees related to the Company's collaboration with Eva Mendes, Gabrielle Union, and Kate Hudson.

(4)
Not included in the above table are net potential cash obligations of $2.4 million associated with unrecognized tax benefits and $1.4 million associated with an underfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. For further information related to unrecognized tax benefits and the underfunded pension liability, please refer to Note 12, "Income Taxes" and Note 8, "Employee Benefit Plans," respectively, in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of February 2, 2019:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$56	$56	$—	$—	$—
Standby letters of credit(1)	11,875	11,875	—	—	—

Total commercial commitments	$11,931	$11,931	$—	$—	$—

(1)
Issued under its revolving credit facility. Standby letters of credit primarily relate to the Company's corporate headquarters and certain insurance contracts. At February 2, 2019, there were no outstanding borrowings under the revolving credit facility.

(2)
Excludes purchase orders for merchandise and supplies in the normal course of business.

        Critical Accounting Policies.    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company's consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, intangible assets, and income taxes. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

        Inventory Valuation.    Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The estimated market value of inventory is determined based on an analysis of historical sales trends of individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. The Company records a charge to cost of goods sold, buying and occupancy costs for all inventory on-hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management's operating projections.

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. For further information related to the impairment of long-lived assets, please refer to Note 6, "Property and Equipment," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Intangible Assets.    The Company follows ASU 2012-02, "Testing Indefinite—Lived Intangible Assets for Impairment," which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite—lived intangible asset.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million, and the Fashion to Figure trademarks and customer list acquired on February 2, 2018, which were valued at $1.4 million and $0.8 million, respectively. The New York & Company trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives. The value of the Fashion to Figure trademarks and customer list represents the Company's cost to acquire such assets on February 2, 2018. The Company has determined the Fashion to Figure trademarks to have indefinite lives, and the customer list to have a useful life of five years over which time the value of the customer list will be amortized into selling, general and administrative expenses on the consolidated statement of operations.

        The Company's fiscal year 2018, fiscal year 2017, and fiscal year 2016 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The calculation of estimated fair values used in the evaluation of long-lived assets and intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations. In addition to assessing qualitative factors that could impact the fair value of the New York & Company and Fashion to Figure trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

        Income Taxes.    Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, the Company recognizes a tax benefit when a tax position is more likely than not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. For further information related to deferred tax assets and the related valuation allowance, as well as information on the Tax Cuts and Jobs Act of 2017, please refer to Note 12, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

        Please refer to Note 2, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    The Company's market risks relate primarily to changes in interest rates. The Company's credit facility carries floating interest rates that are tied to the Adjusted Eurodollar Rate and the Prime rate and therefore, if the Company borrows under the credit facility, the consolidated statements of operations and the consolidated statements of cash flows will be exposed to changes in interest rates. As of February 2, 2019, the Company had no borrowings outstanding under its credit facility.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of February 2, 2019, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, the Company's Principal Executive Officer and Principal Financial Officer believe that the Company maintained effective internal control over financial reporting as of February 2, 2019.

        The Company's independent auditors, BDO USA, LLP, an independent registered public accounting firm, have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors appear below and on page 50 herein and expressed unqualified opinions on the consolidated financial statements and the effectiveness of the Company's internal control over financial reporting.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RTW Retailwinds, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

        We have audited the RTW Retailwinds, Inc. (formerly known as New York & Company, Inc.) and subsidiaries' (the "Company") internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements") and our report dated April 16, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A. Controls and Procedures." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 16, 2019

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 11, 2019.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 11, 2019.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 11, 2019.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 11, 2019.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be held June 11, 2019.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Annual Report:

1.
The following consolidated financial statements of the Company are filed as part of this Annual Report:

•
Report of Independent Registered Public Accounting Firm;

•
Consolidated Statements of Operations;

•
Consolidated Statements of Comprehensive Income (Loss);

•
Consolidated Balance Sheets;

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2016	Sales Return Reserve	$1,220	$41,134	$40,915	$1,439
2017	Sales Return Reserve	$1,439	$43,977	$44,015	$1,401
2018	Sales Return Reserve	$1,401	$42,252	$42,390	$1,263
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2019.

RTW RETAILWINDS, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ GREGORY J. SCOTT Gregory J. Scott	Chief Executive Officer and Director (Principal executive officer)	April 16, 2019
/s/ SHEAMUS TOAL Sheamus Toal	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal financial officer and Principal accounting officer)	April 16, 2019
/s/ MIKI RACINE BERARDELLI Miki Racine Berardelli	Director	April 16, 2019
/s/ DAVID H. EDWAB David H. Edwab	Director	April 16, 2019
/s/ JAMES O. EGAN James O. Egan	Director	April 16, 2019
/s/ LORI H. GREELEY Lori H. Greeley	Director	April 16, 2019

Name	Title	Date

/s/ CHRISTY HAUBEGGER Christy Haubegger	Director	April 16, 2019
/s/ JOHN D. HOWARD John D. Howard	Director	April 16, 2019
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	April 16, 2019
/s/ ARTHUR E. REINER Arthur E. Reiner	Director	April 16, 2019

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
RTW Retailwinds, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of RTW Retailwinds, Inc. (formerly known as New York & Company, Inc.) and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2019 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Revenue

        As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the fiscal year ended February 2, 2019 due to the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers.

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

New York, New York
April 16, 2019

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended February 2, 2019 (52 weeks)	Fiscal year ended February 3, 2018 (53 weeks)	Fiscal year ended January 28, 2017 (52 weeks)
Net sales	$893,224	$926,868	$929,081
Cost of goods sold, buying and occupancy costs	614,212	644,041	665,102

Gross profit	279,012	282,827	263,979
Selling, general and administrative expenses	272,541	275,899	279,362

Operating income (loss)	6,471	6,928	(15,383)
Interest expense, net of interest income of $1,236, $405, and $15, respectively	(813)	815	1,235
Loss on extinguishment of debt	239	—	—

Income (loss) before income taxes	7,045	6,113	(16,618)
Provision for income taxes	2,815	438	673

Net income (loss)	$4,230	$5,675	$(17,291)

Basic earnings (loss) per share	$0.07	$0.09	$(0.27)

Diluted earnings (loss) per share	$0.06	$0.09	$(0.27)

Weighted average shares outstanding:
Basic shares of common stock	63,825	63,273	63,356

Diluted shares of common stock	65,913	64,054	63,356

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)	Fiscal year ended February 2, 2019 (52 weeks)	Fiscal year ended February 3, 2018 (53 weeks)	Fiscal year ended January 28, 2017 (52 weeks)
Net income (loss)	$4,230	$5,675	$(17,291)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax	(388)	805	555

Comprehensive income (loss)	$3,842	$6,480	$(16,736)

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$95,542	$90,908
Accounts receivable	9,879	12,528
Inventories, net	82,803	84,498
Prepaid expenses	16,921	16,447
Other current assets	1,818	2,039

Total current assets	206,963	206,420
Property and equipment, net	63,791	77,906
Intangible assets	16,813	17,125
Other assets	1,311	1,505

Total assets	$288,878	$302,956

Liabilities and stockholders' equity
Current liabilities:
Current portion—long-term debt	$—	$841
Accounts payable	77,050	70,089
Accrued expenses	68,585	70,677
Income taxes payable	375	28

Total current liabilities	146,010	141,635
Long-term debt, net of current portion	—	10,644
Deferred rent	25,090	27,217
Other liabilities	31,165	36,599

Total liabilities	202,265	216,095
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 66,649 and 65,896 shares issued and 64,818 and 64,065 shares outstanding at February 2, 2019 and February 3, 2018, respectively	67	66
Additional paid-in capital	185,020	183,228
Retained deficit	(92,450)	(90,797)
Accumulated other comprehensive loss	(939)	(551)
Treasury stock at cost; 1,831 shares at February 2, 2019 and February 3, 2018	(5,085)	(5,085)

Total stockholders' equity	86,613	86,861

Total liabilities and stockholders' equity	$288,878	$302,956

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended February 2, 2019 (52 weeks)	Fiscal year ended February 3, 2018 (53 weeks)	Fiscal year ended January 28, 2017 (52 weeks)
Operating activities
Net income (loss)	$4,230	$5,675	$(17,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,044	21,729	22,786
Loss from impairment charges	1,598	997	1,197
Amortization of intangible assets	312	—	—
Amortization of deferred financing costs	56	189	189
Write-off of unamortized deferred financing costs	239	—	—
Share-based compensation expense	2,335	2,223	3,404
Changes in operating assets and liabilities:
Accounts receivable	2,274	(691)	(3,629)
Inventories, net	1,695	(6,454)	9,733
Prepaid expenses	(474)	2,299	696
Accounts payable	6,961	2,021	(14,157)
Accrued expenses	(7,975)	1,242	16,082
Income taxes payable	347	(146)	(65)
Deferred rent	(2,127)	(2,822)	(4,312)
Other assets and liabilities	(3,443)	(5,084)	34,127

Net cash provided by operating activities	27,072	21,178	48,760
Investing activities
Capital expenditures	(8,527)	(12,530)	(18,308)
Acquisition of Fashion to Figure intangible assets	—	(2,246)	—
Acquisition of Fashion to Figure fixed assets	—	(176)	—
Insurance recoveries	375	—	—

Net cash used in investing activities	(8,152)	(14,952)	(18,308)
Financing activities
Repayment of long-term debt	(11,750)	(1,000)	(1,000)
Principal payment on capital lease obligations	(1,994)	(1,676)	(1,245)
Purchase of treasury stock	—	(623)	(1,079)
Shares withheld for payment of employee payroll taxes	(580)	(388)	(312)
Proceeds from exercise of stock options	38	—	121

Net cash used in financing activities	(14,286)	(3,687)	(3,515)
Net increase in cash and cash equivalents	4,634	2,539	26,937
Cash and cash equivalents at beginning of period	90,908	88,369	61,432

Cash and cash equivalents at end of period	$95,542	$90,908	$88,369

Cash paid during the period for interest	$301	$811	$887

Cash paid during the period for taxes	$616	$460	$507

Non-cash capital lease transactions	$—	$856	$3,914

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at January 30, 2016	64,479	$65	1,000	$(3,397)	$178,195	$(79,181)	$(1,911)	$93,771
Purchase of treasury stock	(477)	—	477	(1,071)	(8)	—	—	(1,079)
Issuance of common stock upon exercise of stock options and stock appreciation rights	46	1	—	—	120	—	—	121
Restricted stock issued and vesting of units	678	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(359)	—	—	—	(312)	—	—	(312)
Share-based compensation expense	—	—	—	—	3,404	—	—	3,404
Net loss	—	—	—	—	—	(17,291)	—	(17,291)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	555	555

Comprehensive loss, net of tax	—	—	—	—	—	(17,291)	555	(16,736)

Balance at January 28, 2017	64,367	$66	1,477	$(4,468)	$181,399	$(96,472)	$(1,356)	$79,169
Purchase of treasury stock	(354)	—	354	(617)	(6)	—	—	(623)
Issuance of common stock upon exercise of stock appreciation rights	35	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	362	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(345)	—	—	—	(388)	—	—	(388)
Share-based compensation expense	—	—	—	—	2,223	—	—	2,223
Net income	—	—	—	—	—	5,675	—	5,675
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	805	805

Comprehensive income, net of tax	—	—	—	—	—	5,675	805	6,480

Balance at February 3, 2018	64,065	$66	1,831	$(5,085)	$183,228	$(90,797)	$(551)	$86,861

Adoption of ASC Topic 606	—	—	—	—	—	(5,883)	—	(5,883)
Issuance of common stock upon exercise of stock options and stock appreciation rights	254	1	—	—	37	—	—	38
Restricted stock issued and vesting of units	773	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(274)	—	—	—	(580)	—	—	(580)
Share-based compensation expense	—	—	—	—	2,335	—	—	2,335
Net income	—	—	—	—	—	4,230	—	4,230
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(388)	(388)

Comprehensive income, net of tax	—	—	—	—	—	4,230	(388)	3,842

Balance at February 2, 2019	64,818	$67	1,831	$(5,085)	$185,020	$(92,450)	$(939)	$86,613

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 2, 2019

1. Organization and Basis of Presentation of Financial Statements

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 411 retail and outlet locations in 35 states while also growing a substantial eCommerce business. The company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, and www.happyxnature.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended February 2, 2019 ("fiscal year 2018"), 53-weeks ended February 3, 2018 ("fiscal year 2017"), and 52-weeks ended January 28, 2017 ("fiscal year 2016"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("Topic 606"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification™ ("ASC") Topic 605, "Revenue Recognition" ("Topic 605") and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of February 4, 2018 using the modified retrospective method with a cumulative adjustment to the opening retained earnings balance. Please refer to Note 3, "Revenue Recognition" for further information regarding the adoption of Topic 606.

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

        The Company will adopt ASU 2016-02 as of February 3, 2019 (the first day of fiscal year 2019) using the transition option to recognize a cumulative adjustment to the opening retained earnings balance and without adjustment to prior periods. As permitted under the guidance, the Company has

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

elected the package of transition practical expedients which allows the Company to carryforward its identification of contracts that are or contain leases, its historical lease classification, and indirect costs for existing leases. However, it has not elected to apply the hindsight practical expedient. The Company has gathered all of its existing contracts that meet the definition of a lease under ASU 2016-02, and it has concluded that the Company's long-term real estate leases will drive the significant impact to the Company's consolidated balance sheet. The Company expects to recognize right-of-use assets of approximately $235 million to $245 million, and related lease liabilities of approximately $265 million to $275 million on its consolidated balance sheet upon the adoption of ASU 2016-02. The right-of-use assets recognized are based on the present values of the lease liabilities adjusted for deferred rent liabilities and unamortized landlord allowances. In addition, the Company expects to record an adjustment to the opening retained earnings balance for the impairment of certain right-of-use assets. The Company still anticipates that the adoption of ASU 2016-02 will not have a material impact on the Company's results of operations, excluding the impact of any future right-of-use asset impairments under ASC 360.

        In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company's financial position or results of operations.

        In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires: (i) the disaggregation of the service cost component from the other components of net benefit costs in the income statement; (ii) provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement; and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. The Company adopted ASU 2017-07 on February 4, 2018 prospectively, as the Company deemed the impact of prior period reclassifications to be immaterial. The impact on fiscal year 2017 and fiscal year 2016 would have resulted in a net decrease of "Selling, general, and administrative expenses" and an increase in "Operating income" on the Company's condensed consolidated statements of operations by $79,000 and $0.2 million, respectively. The adoption of ASU 2017-07 did not have a material impact on the Company's financial position or results of operations.

Revenue Recognition

        Substantially all of the Company's sales, including eCommerce sales, are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

point of sale. Revenue from the sale of merchandise at the Company's stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce stores is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift cards and merchandise credits is recognized at redemption. Prior to their redemption, gift cards and merchandise credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. For sales incentives that provide customers with a coupon for a discount on future purchases, the Company defers a portion of the revenue at the time the coupon is earned using the standalone selling price method, until the coupon is redeemed or expired. Sales taxes collected from customers are excluded from revenues.

        The Company reserves for sales returns on a gross basis through a separate right of return asset and liability with reductions in sales and cost of goods sold based upon historical merchandise returns experience and current sales levels.

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws. The Company recognizes gift card and merchandise credit breakage as revenue as each is redeemed based on their respective historical breakage rate. The Company determined the breakage rates for gift cards and merchandise credits based on their respective historical redemption patterns. The Company recognizes revenue on the remaining unredeemed gift cards and merchandise credits based on determining that the likelihood of redemption is remote and that there is no legal obligation to escheat the unredeemed amounts to relevant jurisdictions.

        Runway Rewards is the Company's points-based customer loyalty program, in which customers earn points based on purchases. When customers reach predetermined point thresholds, earned points are converted to rewards that can be redeemed for discounts on future purchases of Company merchandise. Under the Runway Rewards program, points earned expire after 12 months if the point threshold for a reward is not attained. Issued rewards expire after approximately 60 days if they are not redeemed. As rewards are being earned the Company defers a portion of the revenue equal to the estimated sales value of the reward that is expected to be redeemed using the standalone selling price method. Revenue is recognized as rewards are redeemed or expire. The Company determines the estimated redemption rate based on the historical experience of rewards being earned and redeemed.

        The Company also recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to its customers through April 30, 2026. The Company's private label credit card is issued to the Company's customers for use exclusively at the Company's stores and eCommerce websites, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. Upon execution of the ADS Agreement on July 14, 2016, the Company was entitled to $40 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. Upon

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which is being amortized on a straight-line basis over the 10-year term of the ADS Agreement. The Company's primary performance obligation under the ADS agreement is licensing its brand to ADS for marketing the Company's private label credit card. In addition, the Company's performance obligations include certain operating procedures related to its private label credit card. Over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned.

        Please refer to Note 3, "Revenue Recognition" for additional information.

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

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable, and long-term debt. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items. At February 3, 2018 the carrying amount of long-term debt approximated its fair value due to the variable interest rate it carried. At February 2, 2019 the Company had no long-term debt outstanding.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash in banks, cash on-hand, and all short-term investments with an original maturity of three months or less when purchased.

Inventories

        Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The estimated market value of inventory is determined based on an analysis of historical sales trends of individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. The Company records a charge to cost of goods sold, buying and occupancy costs for all inventory on-hand when a permanent retail price reduction is reflected in its stores. The Company also records inventory loss adjustments for shrink and obsolete and excess inventory which are based on historical results and management's operating projections.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

Deferred Rent

        The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability. In addition, the Company recognizes landlord allowances as a deferred lease liability, which is amortized over the term of the related lease as a reduction to rent expense. For contingent rent expense based upon sales, the Company estimates annual contingent rent expense and recognizes a portion each month based on actual sales. At February 2, 2019 and February 3, 2018, the deferred lease liability was $25.1 million and $27.2 million, respectively, and is reported as "Deferred rent" on the consolidated balance sheets.

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

Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). For further information related to share-based compensation, please refer to Note 9, "Share-Based Compensation."

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

periods, marketing costs reported in "Selling, general and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2018	$39,536
2017	$39,357
2016	$35,991

        At February 2, 2019 and February 3, 2018, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $1.7 million and $1.1 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as used.

Deferred Financing Costs

        Costs related to the issuance of debt are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets and amortized as interest expense over the term of the related debt. Debt issuance costs related to the Company's revolving credit facility are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the term of the credit facility. At February 2, 2019 and February 3, 2018, net deferred financing costs were $20,000 and $0.3 million, respectively.

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

Intangible Assets

        The Company follows ASU 2012-02, "Testing Indefinite—Lived Intangible Assets for Impairment," which amends FASB ASC Topic 350, "Intangibles—Goodwill and Other" to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite—lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite—lived intangible asset.

        The Company's intangible assets relate to the New York & Company trademarks, which were initially valued at $14.8 million, and the Fashion to Figure trademarks and customer list acquired on February 2, 2018, which were valued at $1.4 million and $0.8 million, respectively. The New York & Company trademarks were initially valued using the "relief from royalty method" and were determined to have indefinite lives. The value of the Fashion to Figure trademarks and customer list represents the Company's cost to acquire such assets on February 2, 2018. The Company has determined the Fashion to Figure trademarks to have indefinite lives, and the customer list to have a useful life of five years over which time the value of the customer list will be amortized into "Selling, general and administrative expenses" on the consolidated statement of operations.

        The Company assesses trademarks for impairment annually as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of trademarks below their carrying value. The Company's fiscal year 2018, fiscal year 2017, and fiscal year 2016 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company and Fashion to Figure trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

Income Taxes

        Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provisions in ASC 740 related to accounting for uncertain tax positions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Under these provisions, the Company recognizes a tax benefit when a tax position is more likely than not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. For further information related to deferred tax assets and the related valuation allowance, as well as information on the Tax Cuts and Jobs Act of 2017, please refer to Note 12, "Income Taxes," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands, except per share amounts)
Net earnings (loss)	$4,230	$5,675	$(17,291)

Basic earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	63,825	63,273	63,356

Basic earnings (loss) per share	$0.07	$0.09	$(0.27)

Diluted earnings (loss) per share
Weighted average shares outstanding:
Basic shares of common stock	63,825	63,273	63,356
Plus impact of share-based awards	2,088	781	—

Diluted shares of common stock	65,913	64,054	63,356

Diluted earnings (loss) per share	$0.06	$0.09	$(0.27)

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

2. Summary of Significant Accounting Policies (Continued)

        The calculation of diluted earnings (loss) per share for fiscal year 2018, fiscal year 2017, and fiscal year 2016 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Stock options	3	146	334
Stock appreciation rights(1)	490	5,091	6,869
Restricted stock and units	164	165	631

Total anti-dilutive shares	657	5,402	7,834

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in the Company's common stock.

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

        On February 4, 2018, the Company recorded a net increase to the opening "Retained deficit" balance of $5.9 million with an offsetting adjustment to "Accrued expenses" due to the cumulative impact of adopting Topic 606. The cumulative effect adjustment related primarily to the Company's Runway Rewards program.

        Runway Rewards is the Company's points-based customer loyalty program, in which customers earn points based on purchases. When customers reach predetermined point thresholds, earned points are converted to rewards that can be redeemed for discounts on future purchases of Company merchandise. Previously under Topic 605, the Company recognized revenue for the full sale amount at the time of sale; however, the Company would accrue the estimated cost of points and rewards earned and outstanding until they were redeemed or expired, which is referred to as the incremental cost method. Under Topic 606, the Company no longer accrues the estimated cost of points and rewards earned and outstanding. Instead, it defers a portion of the revenue at the time of sale using the standalone selling price method, as described in Topic 606, until the points and rewards are redeemed or expire. On the date of adoption of Topic 606, the Company established a current liability for deferred revenue equal to the estimated sales value of points and rewards earned and outstanding that were expected to be redeemed, with an offsetting adjustment to the opening balance of "Retained deficit."

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

3. Revenue Recognition (Continued)

        In accordance with the new revenue standard requirements, the disclosure of the initial impact of adoption on the Company's consolidated balance sheet on February 4, 2018 was as follows:

	February 3, 2018 (As reported)	Effect of Topic 606 Adoption	February 4, 2018 (As amended)
	(Amounts in thousands)
Accrued expenses	$70,677	$5,883	$76,560
Retained deficit	$(90,797)	$(5,883)	$(96,680)

        There was no impact to the Company's consolidated statement of operations on the date of adoption of Topic 606.

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated balance sheet as of February 2, 2019 was as follows:

	As of February 2, 2019
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Accrued expenses	$63,323	$5,262	$68,585
Retained deficit	$(87,188)	$(5,262)	$(92,450)

        In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated statements of operations during fiscal year 2018 was as follows:

	Fiscal Year 2018
	Balances Without Adoption of ASC 606	Effect of Topic 606 Adoption	As Reported
	(Amounts in thousands)
Net sales	$892,281	$943	$893,224
Cost of goods sold, buying and occupancy costs	$613,890	$322	$614,212
Gross profit	$278,391	$621	$279,012
Operating income	$5,850	$621	$6,471

        As a result of the adoption of Topic 606, the Company could experience a shift in revenues and gross profit between fiscal quarters in the future, depending on the timing and level of rewards earned and redeemed by customers.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

3. Revenue Recognition (Continued)

Contract Liabilities

        Deferred revenue related to the Company's gift cards and merchandise credits outstanding was $12.2 million and $13.6 million as of February 2, 2019 and February 3, 2018, respectively, which is included in "Accrued expenses" on the Company's consolidated balance sheets. During fiscal year 2018, the Company recognized approximately $7.1 million of revenue that was included in the deferred revenue liability for gift cards and merchandise credits at February 3, 2018. During fiscal year 2018, fiscal year 2017, and fiscal year 2016 the Company recorded breakage revenue for gift cards and merchandise credits of $0.8 million, $0.6 million, and $0.7 million, respectively.

        Deferred revenue related to the Company's Runway Rewards program and other sales incentive programs, including the impact of Topic 606 adoption, was $6.4 million and $7.3 million as of February 2, 2019 and February 3, 2018, respectively. At February 2, 2019, the $6.4 million deferred revenue liability for loyalty programs is included in "Accrued expenses" on the Company's consolidated balance sheet. During fiscal year 2018, the net impact of rewards earned, redeemed and expired under these programs was a $0.9 million increase in revenue.

        Deferred revenue related to the ADS Agreement was $29.0 million at February 2, 2019, of which $25.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the consolidated balance sheet. As of February 3, 2018, deferred revenue related to the ADS Agreement was $33.0 million, of which $29.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the consolidated balance sheet. During fiscal year 2018, fiscal year 2017, and fiscal year 2016, the Company recognized revenue of $23.7 million, $24.8 million, and $11.0 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

4. Significant Risks and Uncertainties (Continued)

        The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 95% of merchandise purchases in fiscal year 2018. The Company utilized two major apparel agents, which together represented approximately 67% of the Company's merchandise purchases during fiscal year 2018; however, no individual factory represented more than 9% of the Company's merchandise purchases. The Company expects to continue to utilize two major apparel agents for a large portion of its merchandise in fiscal year 2019, while maintaining a broad factory base, in order to reduce costs, maximize production and logistics assistance, and increase speed to market.

5. Proprietary Credit Card

        The Company has a credit card processing agreement with ADS, referred to elsewhere in these Notes as the ADS Agreement, which provides the services of the Company's proprietary credit card program. ADS owns the credit card accounts, with no recourse from the Company. The Company's receivable due from ADS at any time represents the standard processing time of approximately three days. The amount due at February 2, 2019 and February 3, 2018 was $1.5 million and $1.9 million, respectively. The Company does not have any off-balance sheet arrangements with credit exposure.

6. Property and Equipment

        Property and equipment at February 2, 2019 and February 3, 2018 consist of the following:

	February 2, 2019	February 3, 2018
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	152,246	160,489
Office furniture, fixtures, and equipment	25,478	24,515
Leasehold improvements	139,101	146,260
Software	68,109	63,625
Construction in progress	2,716	1,705

Total	387,767	396,711
Less accumulated depreciation	323,976	318,805

Property and equipment, net	$63,791	$77,906

        Included in furniture, fixtures, and equipment above is $9.4 million of assets recorded under capital leases as of February 2, 2019 and February 3, 2018.

        Depreciation expense amounted to $21.0 million, $21.7 million, and $22.8 million for fiscal year 2018, fiscal year 2017, and fiscal year 2016, respectively.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy as defined in ASC 820. The Company reported $1.6 million, $1.0 million, and $1.2 million of non-cash impairment charges related to underperforming store assets in fiscal year 2018, fiscal year 2017, and fiscal year 2016, respectively, in "Selling, general and administrative expenses" on the Company's consolidated statements of operations.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

7. Commitments and Contingencies

        The Company leases retail business locations, office and warehouse facilities, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. As of February 2, 2019, approximately 70% of its store leases could be terminated by the Company within two years, and approximately 90% of the Company's store leases could be terminated by the Company within five years. Leases on retail business locations typically specify minimum rentals plus common area maintenance ("CAM") charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales.

        The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

        A summary of rent expense is as follows:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Fixed minimum rentals	$72,716	$77,667	$83,043
Contingent rentals	6,221	4,793	3,637

Total store rentals	78,937	82,460	86,680
Office space rentals	9,533	9,533	9,544
Equipment rentals	825	713	877

Total rental expense	$89,295	$92,706	$97,101

Sublease rental income	$—	$—	$—

        As of February 2, 2019, the aggregate minimum rent commitments under non-cancelable operating leases and capital leases are as follows:

	Operating Leases	Capital Leases
Fiscal Year	Fixed Minimum Rent	Principal	Interest	Total Payment
	(Amounts in thousands)
2019	$68,071	$1,856	$105	$1,961
2020	50,744	1,318	47	1,365
2021	43,185	471	13	484
2022	37,236	126	2	128
2023	34,706	—	—	—
Thereafter	113,064	—	—	—

Total	$347,006	$3,771	$167	$3,938

        The minimum lease payments on operating leases above do not include CAM charges, real estate taxes or other landlord charges, which are also required contractual obligations under the Company's store and office operating leases. In many of the Company's leases, CAM charges are not fixed and can fluctuate from year to year. During fiscal year 2018, CAM charges and real estate taxes were $37.3 million and other landlord charges were $2.6 million.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

7. Commitments and Contingencies (Continued)

        As of February 2, 2019, the Company had open purchase commitments of $87.9 million for inventory and $0.2 million for store construction.

Legal Proceedings

        On February 10, 2017, the Company received an unfavorable judgment related to a trademark infringement case, which the Company is still in the process of challenging. In connection with this ongoing dispute, the Company recorded a $6.2 million expense accrual during the fourth quarter of fiscal year 2016, which is reported in "Selling, general and administrative expenses" on the consolidated statement of operations. During fiscal year 2017, the Company recorded a $2.8 million reversal of a portion of this legal expense accrual, as a result of an amended judgement reducing the initial damages awarded in the trademark infringement dispute.

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

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2018	$1,384
2017	$1,593
2016	$1,639

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce at February 2, 2019. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

8. Employee Benefit Plans (Continued)

the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company expects to contribute approximately $0.7 million to the plan during fiscal year 2019. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2018	Fiscal Year 2017
Equity securities	70%	69%
Fixed income	26%	29%
Cash and cash equivalents	4%	2%

        The Company's investment policy generally targets 65% to 70% in equity securities and 30% to 35% in fixed income.

        The fair values of the pension plan assets at February 2, 2019, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 2, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,980	$3,980	$—	$—
International common stocks	608	—	608	—
Fixed income securities:
U.S. agency bonds	874	—	874	—
U.S. corporate bonds	817	—	817	—
U.S. mortgage-backed securities	18	—	18	—
Cash and cash equivalents:
Cash and cash equivalents	252	245	7	—

Total	$6,549	$4,225	$2,324	$—

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

8. Employee Benefit Plans (Continued)

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

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2018	Fiscal Year 2017
Discount rate	4.00%	3.70%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Discount rate	3.70%	3.90%	4.00%
Long-term rate of return on assets	8.00%	8.00%	8.00%

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

8. Employee Benefit Plans (Continued)

        The measurement dates for fiscal year 2018 and fiscal year 2017 are January 31, 2019 and January 31, 2018, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2018	Fiscal Year 2017
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$8,425	$8,517
Service cost	386	337
Interest	305	325
Actuarial gain	(519)	(92)
Benefits paid	(610)	(662)

Benefit obligation, end of period	$7,987	$8,425

Change in plan assets:
Fair value of plan assets, beginning of period	$7,182	$6,569
Actual (loss) gain on plan assets	(486)	958
Benefits paid	(610)	(662)
Employer contributions	462	317

Fair value of plan assets, end of period	$6,548	$7,182

Funded status	$(1,439)	$(1,243)
Unrecognized net actuarial loss	2,176	1,803
Unrecognized prior service credit	(113)	(128)

Net amount recognized	$624	$432

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(1,439)	$(1,243)
Accumulated other comprehensive loss	2,063	1,675

Net amount recognized	$624	$432

        At February 2, 2019 and February 3, 2018, the Company reported a minimum pension liability of $1.4 million and $1.2 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at February 2, 2019 is a net loss of $0.2 million that is expected to be recognized in net periodic benefit cost during fiscal year 2019.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

8. Employee Benefit Plans (Continued)

        Net periodic benefit cost includes the following components:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Service cost	$386	$337	$337
Interest cost	305	325	344
Expected return on plan assets	(562)	(506)	(494)
Amortization of unrecognized losses	156	275	386
Amortization of prior service credit	(15)	(15)	(15)

Net periodic benefit cost	$270	$416	$558

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2019	$702
2020	676
2021	660
2022	621
2023	593
2024-2028	2,510

Total	$5,762

9. Share-Based Compensation

        The Company's board of directors and stockholders approved the New York & Company, Inc. 2006 Long-Term Incentive Plan (the "2006 Plan") on May 3, 2006, and June 21, 2006, respectively. From time to time, the Company's stockholders approve amendments to the 2006 Plan to increase the number of shares reserved for issuance, among other matters. The aggregate number of shares of the Company's common stock that may be issued under the New York & Company, Inc. Amended and Restated 2006 Long-Term Incentive Plan (the "Amended and Restated 2006 Plan") is 12,668,496 shares, and the maximum number of shares which may be used for awards other than stock options or stock appreciation rights ("SARs") is 7,750,000 shares. These shares may be in whole or in part authorized and unissued or held by the Company as treasury shares.

        Under the Amended and Restated 2006 Plan, the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and the term and conditions of any award pursuant to the Amended and Restated 2006 Plan. The exercise price of an incentive stock option and a SAR; however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

9. Share-Based Compensation (Continued)

of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions, including performance targets, for all share-based awards are determined by the compensation committee of the Company's board of directors before or at the date of grant; however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. At February 2, 2019, shares that are not currently outstanding and are available for issuance amounted to 4,131,871.

        A summary of the Company's options and SARs outstanding as of February 2, 2019 and activity for fiscal year 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	3,781	$1.74
Granted	832	4.84
Exercised	(801)	1.59
Forfeited	(398)	3.14
Expired	(21)	4.00

Outstanding, end of period(1)	3,393	$2.36	6.3	$3,838

Exercisable, end of period	2,185	$1.67	4.9	$3,253

(1)
The non-vested SARs outstanding at February 2, 2019 vest subject to the passage of time through fiscal year 2022. There were no stock options outstanding at February 2, 2019.

        Aggregate intrinsic value for both outstanding and exercisable SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money SARs) that would have been received by the SAR holders had all SAR holders exercised their SARs on February 2, 2019. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options and SARs exercised for fiscal year 2018, fiscal year 2017, and fiscal year 2016 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options and SARs exercised) was approximately $1.1 million, $0.2 million, and $0.1 million, respectively.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

9. Share-Based Compensation (Continued)

        In accordance with ASC 718, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2018, fiscal year 2017, and fiscal year 2016 was $2.43, $0.63, and $0.98, respectively. The total fair value of share-based awards that vested during fiscal year 2018, fiscal year 2017, and fiscal year 2016 was $2.7 million, $3.3 million, and $4.3 million, respectively.

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Expected volatility	62.5%	54.0%	54.6%
Expected life	4.1 years	4.6 years	4.3 years
Risk-free interest rate	2.8%	2.0%	1.19%
Expected dividend yield	—%	—%	—%

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

        The following table summarizes the restricted stock and unit awards outstanding at February 2, 2019 and activity for fiscal year 2018:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Non-vested at February 3, 2018	726	$1.94
Granted	1,250	4.35
Vested	(498)	2.65
Forfeited	(231)	2.49

Non-vested at February 2, 2019	1,247	$3.97

        The fair value of restricted stock and units is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Each vested stock unit is convertible into one share of the Company's common stock. Of the non-vested shares outstanding at February 2, 2019, including restricted stock and units, 749,694 shares vest subject to the passage of time through fiscal year 2022, and 497,150 shares vest subject to the Company achieving fiscal year earnings targets for fiscal years 2019 through 2023.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

9. Share-Based Compensation (Continued)

        The following table summarizes the performance-based awards activity for the last three fiscal years:

Performance-based Awards	# of shares
(Amounts in thousands)
Non-vested at January 30, 2016	—
Granted	300,000
Vested	—
Forfeited	300,000

Non-vested at January 28, 2017	—

Granted	95,149
Vested	—
Forfeited	—

Non-vested at February 3, 2018	95,149

Granted	497,150
Vested	95,149
Forfeited	—

Non-vested at February 2, 2019	497,150

        Total share-based compensation expense attributable to all share-based awards was $2.3 million, $2.2 million, and $3.4 million in fiscal year 2018, fiscal year 2017, and fiscal year 2016, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award adjusted for actual forfeitures as they occur. For performance-based awards, share-based compensation expense is reduced based on the Company's estimate of forfeitures resulting from the performance target not being achieved. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $0.5 million, $0.5 million, and $1.3 million in fiscal year 2018, fiscal year 2017, and fiscal year 2016, respectively. The tax benefit recognized in fiscal year 2018, fiscal year 2017, and fiscal year 2016 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. The Company recognized $29,000 and $0.4 million of excess tax benefits in the consolidated statements of operations related to share-based awards during fiscal year 2018 and fiscal year 2017, respectively. The Company did not recognize an excess tax benefit related to share-based awards during fiscal year 2016 due to the deferred tax valuation allowance. For further information related to the deferred tax valuation allowance, please refer to Note 12, "Income Taxes." Unamortized share-based compensation expense at February 2, 2019 was $3.6 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.9 years.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

10. Accrued Expenses

        Accrued expenses consist of the following:

	February 2, 2019	February 3, 2018
	(Amounts in thousands)
Gift cards and merchandise credits	$12,206	$13,648
Sourcing and distribution	11,419	11,705
Compensation and benefits	8,587	11,322
Loyalty rewards programs	6,389	1,448
Other taxes	4,195	5,854
Deferred revenue—ADS Agreement	4,000	4,000
Legal settlement and fees	3,805	3,574
Other accrued expenses	17,984	19,126

Total accrued expenses	$68,585	$70,677

11. Long-Term Debt and Credit Facilities

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

        The Loan Agreement consists of a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of a $15 million, 5-year term loan under the Loan Agreement. The Company can no longer borrow funds under this Term Loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of February 2, 2019, the Company had availability under its revolving credit facility of $35.0 million, net of letters of credit outstanding of $11.9 million, as compared to

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

11. Long-Term Debt and Credit Facilities (Continued)

availability of $38.1 million, net of letters of credit outstanding of $12.5 million, as of February 3, 2018. Included in the $11.9 million of letters of credit outstanding at February 2, 2019 are $0.1 million of trade letters of credit and $11.8 million of standby letters of credit primarily related to the Company's corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million annually, which began in October 2017, for a total reduction of $6.0 million by October 2019.

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

12. Income Taxes

        Income tax expense consists of:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	—
State and Local:
Current	2,815	438	673
Deferred	—	—	—

	$2,815	$438	$673

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

12. Income Taxes (Continued)

        The components of items giving rise to the net deferred income tax assets (liabilities) recognized in the Company's consolidated balance sheets are as follows:

	February 2, 2019	February 3, 2018
	Non-current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$21,107	$21,201
Inventory	790	772
Fixed assets and intangible assets	3,290	5,587
Net operating loss	25,021	22,190
Other assets	9,057	8,843

Subtotal	59,265	58,593
Valuation allowance	(55,980)	(55,390)

Total deferred income tax assets	$3,285	$3,203

Deferred income tax liabilities:
Prepaid costs	$(3,285)	$(3,203)

Total deferred income tax liabilities	$(3,285)	$(3,203)

Net deferred tax assets (liabilities)	$—	$—

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes including among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act was generally effective January 1, 2018, GAAP required recognition of the tax effects of new legislation during the reporting period that included the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, the Company reduced deferred tax assets by $20.9 million during fiscal year 2017. The reduction in deferred tax assets during fiscal year 2017 was offset by a corresponding reduction in the valuation allowance resulting in no net impact to tax expense.

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

        As of February 2, 2019, the Company had $719.4 million of various state net operating loss carryforwards and $52.7 million of federal net operating loss carryforwards.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

12. Income Taxes (Continued)

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$4,914	FY2012	8
2/2/2008	50,698	FY2013	9
1/31/2009	48,738	FY2014	10
1/30/2010	67,229	FY2015	11
1/29/2011	78,728	FY2016	12
1/28/2012	66,164	FY2017	13
2/2/2013	30,185	FY2018	14
2/1/2014	44,850	FY2019	15
1/31/2015	76,337	FY2020	1 to 16
1/30/2016	64,619	FY2021	2 to 17
1/28/2017	65,389	FY2022	3 to 18
2/3/2018	47,635	FY2023	4 to 19
2/2/2019.	73,890	FY2024	5 to 20

	$719,376

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/28/2012	$17,261	FY2032	13
1/31/2015	21,549	FY2035	16
1/30/2016	10,018	FY2036	17
1/28/2017	3,866	FY2037	18

	$52,694

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

12. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense is as follows:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Statutory federal tax (21%—2018, 33.75%—2017, 35%—2016)	$1,480	$2,063	$(5,816)
State and local income taxes, net of federal income tax benefit	(981)	(4,256)	(1,002)
Federal tax credit	(515)	(460)	(380)
Basis adjustment	—	—	151
Permanent difference	146	225	218
Excess tax benefits on share-based compensation	29	419	—
Executive compensation limitation	654	—	—
Reserve for uncertain tax position	518	—	—
State audit settlement	1,643	—	—
Alternative minimum tax	—	813	—
Valuation allowance	(886)	(19,157)	6,619
Tax Cuts and Jobs Act of 2017	—	20,905	—
True-ups	717	(366)	—
Other, net	10	252	883

Income tax expense	$2,815	$438	$673

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2014. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2014.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$1,951	$1,824	$4,696
Additions based on tax positions related to the current year	10	27	25
Additions for tax positions of prior years	809	100	263
Reductions for tax positions of prior years	(184)	—	(3,159)
Settlements	(215)	—	—
Reductions for lapse of statute of limitations	—	—	(1)

Unrecognized tax benefits at end of period	$2,371	$1,951	$1,824

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2018, the Company recorded a $0.1 million net benefit for

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

12. Income Taxes (Continued)

interest and penalties in the consolidated statements of operations. During fiscal year 2017 and fiscal year 2016, the Company recorded interest and penalties in the consolidated statements of operations of $0.1 million and $0.2 million, respectively. At February 2, 2019 and February 3, 2018, the Company had accrued $0.8 million, for the potential payment of interest and penalties. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve months. Of the total $2.4 million of unrecognized tax benefits at February 2, 2019, approximately $1.8 million, if recognized, would affect the Company's effective tax rate.

13. Stockholders' Equity

  Share Repurchases

        During fiscal year 2018, the Company did not repurchase any shares of its common stock. During fiscal year 2017, the Company repurchased 354,554 shares of its common stock for a total cost of approximately $0.6 million, including commission.

  Dividends

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

  Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At February 2, 2019 and February 3, 2018, there were no shares of preferred stock outstanding.

14. Quarterly Results (Unaudited)

        The following tables set forth the Company's quarterly consolidated statements of operations data for the last eight fiscal quarters and such information expressed as a percentage of net sales. This unaudited quarterly information has been prepared on the same basis as the annual audited financial

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

14. Quarterly Results (Unaudited) (Continued)

statements and includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary to present fairly the financial information for the quarters presented.

	Fiscal Year 2018 Quarter ended				Fiscal Year 2017 Quarter ended
Statements of Operations data	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
	(Amounts in thousands, except per share data)
Net sales	$218,829	$216,370	$210,758	$247,267	$209,857	$224,116	$214,182	$278,713
Gross profit	$69,961	$69,374	$68,375	$71,302	$64,422	$68,561	$67,598	$82,246
Operating income (loss)	$3,475	$3,057	$1,573	$(1,634)	$(3,852)	$5,156	$618	$5,006
Net income (loss)	$3,086	$3,067	$1,725	$(3,648)	$(4,247)	$4,823	$352	$4,747
Basic earnings (loss) per share of common stock	$0.05	$0.05	$0.03	$(0.06)	$(0.07)	$0.08	$0.01	$0.07

Diluted earnings (loss) per share of common stock	$0.05	$0.05	$0.03	$(0.06)	$(0.07)	$0.08	$0.01	$0.07

Weighted average shares outstanding:
Basic shares of common stock.	63,527	63,749	63,940	64,084	63,181	63,216	63,242	63,452

Diluted shares of common stock	65,404	66,244	66,289	64,084	63,181	63,664	64,099	64,690

	Fiscal Year 2018 Quarter ended				Fiscal Year 2017 Quarter ended
(as a % of net sales)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	32.0%	32.1%	32.4%	28.8%	30.7%	30.6%	31.6%	29.5%
Operating income (loss)	1.6%	1.4%	0.7%	(0.7)%	(1.8)%	2.3%	0.3%	1.8%
Net income (loss)	1.4%	1.4%	0.8%	(1.5)%	(2.0)%	2.2%	0.2%	1.7%

        The Company recorded the following charges in "Selling, general and administrative expenses," unless noted otherwise, on the consolidated statements of operations during fiscal year 2018 that affect comparability:

  •
  First quarter ended May 5, 2018 includes $0.4 million of certain severance expense and $0.1 million of legal settlement fees. In addition, the Company recorded $0.3 million of certain severance expense in "Cost of goods sold, buying and occupancy costs."

  •
  Second quarter ended August 4, 2018 includes $0.4 million of legal settlement fees and $0.2 million of consulting fees incurred in connection with Project Excellence. Project Excellence is the Company's ongoing business re-engineering program which consists of a continuous analysis of business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure.

  •
  Third quarter ended November 3, 2018 includes $0.4 million of consulting fees incurred in connection with Project Excellence and $0.4 million of expenses associated with the Company's registration statement, name change, and certain legal expenses.

  •
  Fourth quarter ended February 2, 2019 includes $1.5 million of executive severance expense.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 2, 2019

14. Quarterly Results (Unaudited) (Continued)

        The Company recorded the following charges in "Selling, general and administrative expenses," unless noted otherwise, on the consolidated statements of operations during fiscal year 2017 that affect comparability:

  •
  First quarter ended April 29, 2017 includes $0.6 million of consulting fees incurred in connection with Project Excellence and $0.5 million of legal expenses related to an ongoing trademark infringement case. In addition, the Company recorded $0.5 million of certain severance expense in "Cost of goods sold, buying and occupancy costs."

  •
  Second quarter ended July 29, 2017 includes $0.5 million of consulting fees incurred in connection with Project Excellence, $0.4 million of certain executive relocation expense, and a $2.6 million net legal accrual reversal primarily related to an ongoing trademark infringement case.

  •
  Third quarter ended October 28, 2017 includes $0.6 million of certain severance expense, $0.1 million of consulting fees incurred in connection with Project Excellence, and $0.1 million of legal settlement fees. In addition, the Company recorded a $0.2 million reversal of certain severance expense in "Cost of goods sold, buying and occupancy costs."

  •
  Fourth quarter ended February 3, 2018 includes $0.3 million of consulting fees incurred in connection with Project Excellence.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(i)
3.3	Second Amended and Restated By-laws.††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.3	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.4	Offer Letter and Employment Letter, dated as of October 24, 2014, between New York & Company, Inc. and John Worthington.(e)
10.5	Offer Letter and Employment Letter, dated as of October 27, 2016, between New York & Company, Inc. and Michelle Pearlman.(h)
10.6	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
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
10.29	Ratification and Assumption Agreement, dated February 4, 2019, by and among Lerner New York, Inc., Wells Fargo Bank, National Association, as agent, and the other parties thereto.
21.1	Subsidiaries of Registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2019.

Exhibit No.	Description
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2019.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated April 16, 2019.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the SEC on April 19, 2005.

††
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, as filed with the SEC on December 13, 2018.

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

(i)
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018.