Form 10-Q
period 2019-05-04
RTW Retailwinds, Inc.
filed 2019-06-06
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 4, 2019
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

        As of May 31, 2019, the registrant had 64,893,615 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Quarterly Report on Form 10-Q includes forward-looking statements. Certain matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include, but are not limited to: (i) the Company's dependence on eCommerce and mall traffic for its sales, and the continued reduction in the volume of mall traffic; (ii) the Company's ability to anticipate and respond to fashion trends; (iii) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (iv) changes in the cost of raw materials, distribution services or labor; (v) the potential for economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products; (vi) the Company's ability to open and operate stores successfully; (vii) seasonal fluctuations in the Company's business; (viii) competition in the Company's market, including promotional and pricing competition; (ix) the Company's ability to retain, recruit and train key personnel; (x) the Company's reliance on third parties to manage some aspects of its business; (xi) the Company's reliance on foreign sources of production; (xii) the Company's ability to protect its trademarks and other intellectual property rights; (xiii) the Company's ability to maintain, and its reliance on, its information technology infrastructure; (xiv) the effects of government regulation; (xv) the control of the Company by its largest stockholder and any potential change of ownership; (xvi) the impact of tariff increases or new tariffs; and (xvii) other risks and uncertainties as described in the Company's documents filed with the SEC, including its most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

        The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended May 4, 2019	Three months ended May 5, 2018
Net sales	$200,963	$218,829
Cost of goods sold, buying and occupancy costs	138,321	148,868

Gross profit	62,642	69,961
Selling, general and administrative expenses	65,092	66,486

Operating (loss) income	(2,450)	3,475
Interest expense, net of interest income of $380 and $201, respectively	(315)	22
Loss on extinguishment of debt	—	239

(Loss) income before income taxes	(2,135)	3,214
Provision for income taxes	114	128

Net (loss) income	$(2,249)	$3,086

Basic (loss) earnings per share	$(0.04)	$0.05

Diluted (loss) earnings per share	$(0.04)	$0.05

Weighted average shares outstanding:
Basic shares of common stock	64,193	63,527

Diluted shares of common stock	64,193	65,404

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)	Three months ended May 4, 2019	Three months ended May 5, 2018
Comprehensive (loss) income	$(2,197)	$3,121

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	May 4, 2019	February 2, 2019*	May 5, 2018
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,180	$95,542	$78,019
Accounts receivable	11,729	9,879	14,850
Inventories, net	94,932	82,803	90,984
Prepaid expenses	11,862	16,921	16,557
Other current assets	1,877	1,818	2,059

Total current assets	203,580	206,963	202,469
Property and equipment, net	59,795	63,791	72,701
Operating lease assets	227,342	—	—
Intangible assets	16,766	16,813	17,047
Other assets	883	1,311	1,469

Total assets	$508,366	$288,878	$293,686

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$74,884	$77,050	$73,937
Accrued expenses	71,426	68,585	73,535
Current operating lease liabilities	40,865	—	—
Income taxes payable	422	375	71

Total current liabilities	187,597	146,010	147,543
Non-current operating lease liabilities	216,306	—	—
Deferred rent	—	25,090	26,353
Other liabilities	29,864	31,165	35,142

Total liabilities	433,767	202,265	209,038
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized 66,675, 66,649 and 65,993 shares issued and 64,844, 64,818 and 64,162 shares outstanding at May 4, 2019, February 2, 2019 and May 5, 2018, respectively	67	67	66
Additional paid-in capital	185,692	185,020	183,777
Retained deficit	(105,188)	(92,450)	(93,594)
Accumulated other comprehensive loss	(887)	(939)	(516)
Treasury stock at cost; 1,831 shares at May 4, 2019, February 2, 2019 and May 5, 2018	(5,085)	(5,085)	(5,085)

Total stockholders' equity	74,599	86,613	84,648

Total liabilities and stockholders' equity	$508,366	$288,878	$293,686

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Three months ended May 4, 2019	Three months ended May 5, 2018
Operating activities
Net (loss) income	$(2,249)	$3,086
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,880	5,479
Non-cash lease expense	11,029	—
Loss from impairment charges	82	—
Amortization of intangible assets	47	78
Amortization of deferred financing costs	8	34
Write-off of unamortized deferred financing costs	—	239
Share-based compensation expense	710	642
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(2,506)
Inventories, net	(12,129)	(6,486)
Prepaid expenses	(104)	(110)
Accounts payable	(2,166)	3,848
Accrued expenses	2,566	(3,022)
Income taxes payable	47	43
Deferred rent	—	(864)
Operating lease liabilities	(11,645)	—
Other assets and liabilities	(758)	(935)

Net cash used in operating activities	(10,933)	(474)
Investing activities
Capital expenditures	(910)	(274)
Insurance recoveries	—	184

Net cash used in investing activities	(910)	(90)
Financing activities
Principal payment on capital lease obligations	(481)	(482)
Shares withheld for payment of employee payroll taxes	(38)	(93)
Repayment of long-term debt	—	(11,750)

Net cash used in financing activities	(519)	(12,325)

Net decrease in cash and cash equivalents	(12,362)	(12,889)
Cash and cash equivalents at beginning of period	95,542	90,908

Cash and cash equivalents at end of period	$83,180	$78,019

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 3, 2018	64,065	$66	1,831	$(5,085)	$183,228	$(90,797)	$(551)	$86,861

Adoption of ASC Topic 606—Revenue Recognition	—	—	—	—	—	(5,883)	—	(5,883)
Issuance of common stock upon exercise of stock appreciation rights	25	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	81	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(9)	—	—	—	(93)	—	—	(93)
Share-based compensation expense	—	—	—	—	642	—	—	642
Net income	—	—	—	—	—	3,086	—	3,086
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	35	35

Comprehensive income, net of tax	—	—	—	—	—	3,086	35	3,121

Balance at May 5, 2018	64,162	$66	1,831	$(5,085)	$183,777	$(93,594)	$(516)	$84,648

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 2, 2019	64,818	$67	1,831	$(5,085)	$185,020	$(92,450)	$(939)	$86,613

Adoption of ASC Topic 842—Lease Accounting	—	—	—	—	—	(10,489)	—	(10,489)
Issuance of common stock upon exercise of stock appreciation rights	10	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	25	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(9)	—	—	—	(38)	—	—	(38)
Share-based compensation expense	—	—	—	—	710	—	—	710
Net loss	—	—	—	—	—	(2,249)	—	(2,249)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	52	52

Comprehensive loss, net of tax	—	—	—	—	—	(2,249)	52	(2,197)

Balance at May 4, 2019	64,844	$67	1,831	$(5,085)	$185,692	$(105,188)	$(887)	$74,599

See accompanying notes.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements

May 4, 2019

(Unaudited)

1. Organization and Basis of Presentation

        RTW Retailwinds, Inc. (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 410 retail and outlet locations in 35 states while also growing a substantial eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, Uncommon Sense, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, www.happyxnature.com, and www.uncommonsense.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The condensed consolidated financial statements as of May 4, 2019 and May 5, 2018 and for the 13 weeks then ended ("three months" and "first quarter") are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 2, 2019 ("fiscal year 2018"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 17, 2019. The 52-week fiscal year ending February 1, 2020 is referred to herein as "fiscal year 2019." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 requires lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption. The Company adopted ASU 2016-02 as of February 3, 2019 (the first day of fiscal year 2019). Please refer to Note 3, "Leases," for further information regarding the adoption of ASU 2016-02.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

2. New Accounting Pronouncements (Continued)

        In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-02 did not have a material impact on the Company's financial position or results of operations.

3. Leases

        The Company leases retail business locations, office facilities, office equipment, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. Leases on retail business locations typically specify minimum rentals plus common area maintenance charges, real estate taxes, other landlord charges and possible additional rentals based upon a percentage of sales. Most of the retail business location leases previously had an original term of 10 years and some provide renewal options at rates specified in the leases. The Company's lease agreements do not contain any material residual value guarantees. As of May 4, 2019, approximately 70% of its store leases could be terminated by the Company within two years, providing the Company with operating flexibility. The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

        As previously disclosed in Note 2, the Company adopted ASU 2016-02 on February 3, 2019, using the transition option to recognize a cumulative adjustment to the opening retained earnings balance and without adjustment to prior periods. As permitted under the guidance, the Company has elected the package of transition practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification, and indirect costs for existing leases. In addition, the Company has elected the practical expedient to separate its lease components from non-lease components. The Company has elected to not record short-term leases on its consolidated balance sheet. Short-term leases are leases with a term of twelve months or less ("short-term leases"). Instead, the Company recognizes short-term leases on a straight-line basis over the related lease term and does not record a related right-of-use asset or lease liability. The Company has not elected to apply the hindsight practical expedient.

        Adoption of ASU 2016-02 resulted in the recording of operating lease assets and operating lease liabilities of approximately $238.1 million and $268.4 million, respectively, as of February 3, 2019. The difference between the additional lease assets and lease liabilities primarily represents adjustments for initial direct costs, tenant allowances, deferred rent, and the initial right-of-use asset impairment amounts associated with stores with fixed assets that were previously impaired. The adoption of this standard did not materially impact the Company's condensed consolidated statements of operations or condensed consolidated statements of cash flows.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

3. Leases (Continued)

        In accordance with the new lease standard, the disclosure of the impact of the cumulative effect adjustment to the opening balance of retained deficit on the Company's condensed consolidated balance sheet on February 3, 2019 was as follows:

	February 2, 2019 (As reported)	Effect of ASU 2016-02 Adoption	February 3, 2019 (As amended)
	(Amounts in thousands)
Retained deficit	$(92,450)	$(10,489)	$(102,939)

        The $10.5 million cumulative effect adjustment primarily represents impairment charges to the right-of-use asset associated with stores with fixed assets that were previously impaired.

        There was no impact to the Company's condensed consolidated statements of operations on the date of adoption of ASU 2016-02.

        Although the adoption of ASU 2016-02 did not have a material impact on the first quarter of fiscal year 2019 operating results, the Company could however experience a material non-cash impact to operating income (loss) as the result of future impairments of the right-of-use asset depending on store performance, among other factors.

Lease Assets and Liabilities

        The following table discloses supplemental balance sheet information for the Company's leases:

	Classification	May 4, 2019
		(amounts in thousands)
Assets
Operating lease assets	Operating lease assets	$227,342
Finance lease assets	Property and equipment, net	4,995

Total lease assets		$232,337

Liabilities
Current
Operating	Current operating lease liabilities	$40,865
Finance	Accrued expenses	1,505
Non-current
Operating	Non-current operating lease liabilities	216,306
Finance	Other liabilities	1,786

Total lease liabilities		$260,462

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

3. Leases (Continued)

Lease Cost

        The components of lease expense were as follows:

	Classification	Three months ended May 4, 2019
		(amounts in thousands)
Operating lease cost—stores(1)	Occupancy costs	$17,299
Operating lease cost—office space and equipment	SG&A	2,392
Finance lease costs:
Amortization of leased assets	Occupancy costs/SG&A	356
Interest on lease liabilities	Interest expense	33

Total lease cost		$20,080

(1)
Includes $3.6 million of short-term lease costs and $1.1 million of variable lease costs.

Maturity of Lease Liabilities

        The following table summarizes the maturity of lease liabilities as of May 4, 2019:

Fiscal Year	Operating leases	Finance leases
	(amounts in thousands)
2019	$42,189	$1,195
2020	52,825	1,365
2021	43,151	705
2022	36,715	160
2023	34,305	—
Thereafter	112,800	—

Total lease obligations	$321,985	$3,425

Less: Interest	64,814	134

Present value of lease liabilities	$257,171	$3,291

        The table above does not include $8.1 million of short-term lease commitments.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

3. Leases (Continued)

Lease Term and Discount Rate

        The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases, excluding short-term leases:

May 4, 2019
Weighted-average remaining lease term (years)
Operating leases	7.4
Finance leases	2.3
Weighted-average discount rate
Operating leases	6.1%
Finance leases	3.1%

        The discount rate is the rate implicit in the lease unless that rate cannot be readily determined. Most of the Company's leases do not provide an implicit interest rate, therefore, the Company is required to use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company used incremental borrowing rates based on information available at the date of adoption of ASU 2016-02.

Other Information

        Supplemental cash flow information related to leases was as follows:

Three months ended May 4, 2019
(amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,670
Operating cash flows from finance leases	$33
Financing cash flows from finance leases	$481
Lease assets obtained in exchange for new operating lease liabilities	$315
Lease assets obtained in exchange for new finance lease liabilities	$—

4. Revenue Recognition

        The Company recognizes revenue from the sale of merchandise at the Company's stores at the time the customer takes possession of the related merchandise and the purchases are paid for. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce websites is recognized when the merchandise is shipped to the customer and the purchases are paid for. Sales taxes collected from customers are excluded from revenues.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

4. Revenue Recognition (Continued)

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. Revenue for gift cards and merchandise credits is recognized at redemption. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws.

        The Company offers its private label credit card holders a points-based customer loyalty program, in which customers earn points based on purchases (the "Runway Rewards" program). When customers reach predetermined point thresholds, earned points are converted to rewards that can be redeemed for discounts on future purchases of Company merchandise. Under the Runway Rewards program, points earned expire after 12 months if the point threshold for a reward is not attained. Issued rewards expire after approximately 60 days if they are not redeemed. As rewards are being earned, the Company defers a portion of the revenue equal to the estimated sales value of the reward that is expected to be redeemed using the standalone selling price method. Revenue is recognized as rewards are redeemed or expire.

        The Company recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to the Company's customers. The Company's private label credit card is issued to the Company's customers for use exclusively at the Company's stores and eCommerce websites, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. Upon execution of the ADS Agreement on July 14, 2016, the Company was entitled to an upfront $40 million signing bonus, which was recorded as deferred revenue, and is being amortized on a straight-line basis over the 10-year term of the ADS Agreement. In addition, over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned.

        The opening and closing balances of the Company's contract liabilities are as follows:

	Gift Cards & Merchandise Credits		Loyalty Rewards
	Three months ended May 4, 2019	Three months ended May 5, 2018	Three months ended May 4, 2019	Three months ended May 5, 2018
	(Amounts in thousands)
Beginning balance	$12,206	$13,649	$6,389	$7,331
Increase/(decrease)	(1,074)	(949)	(1,345)	140

Ending balance	$11,132	$12,700	$5,044	$7,471

        Contract liabilities related to gift cards and merchandise credits and loyalty programs are reported in "Accrued expenses" on the condensed consolidated balance sheet as of February 3, 2018, the adoption date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)."

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

4. Revenue Recognition (Continued)

        The amount of revenue recognized during the three months ended May 4, 2019 and May 5, 2018 that was included in the opening contract liability balance for gift cards and merchandise credits was $1.7 million and $3.0 million, respectively. During the three months ended May 4, 2019 and May 5, 2018, the net revenue impact from rewards issued, redeemed and expired under loyalty reward programs was $1.3 million of revenue recognized and $0.1 million of revenue deferred, respectively.

        Deferred revenue related to the ADS Agreement was $28.0 million at May 4, 2019, of which $24.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. As of May 5, 2018, deferred revenue related to the ADS Agreement was $32.0 million, of which $28.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. During the three months ended May 4, 2019 and May 5, 2018, the Company recognized revenue of $5.5 million and $5.9 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

5. Earnings Per Share

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

	Three months ended May 4, 2019	Three months ended May 5, 2018
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(2,249)	$3,086
Basic (loss) earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	64,193	63,527

Basic (loss) earnings per share	$(0.04)	$0.05

Diluted (loss) earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	64,193	63,527
Plus impact of share-based awards	—	1,877

Diluted shares of common stock	64,193	65,404

Diluted (loss) earnings per share	$(0.04)	$0.05

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

5. Earnings Per Share (Continued)

        The calculation of diluted earnings per share for the three months ended May 4, 2019 and May 5, 2018 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended May 4, 2019	Three months ended May 5, 2018
	(Amounts in thousands)
Stock options	—	13
Stock appreciation rights(1)	1,920	133
Restricted stock and units	588	25

Total anti-dilutive shares	2,508	171

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in the Company's common stock.

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce at May 4, 2019. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2021.

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

	Three months ended May 4, 2019	Three months ended May 5, 2018
	(Amounts in thousands)
Service cost	$97	$97
Interest cost	79	76
Expected return on plan assets	(130)	(140)
Amortization of unrecognized losses	56	39
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$98	$68

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

6. Pension Plan (Continued)

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive income reported on the Company's condensed consolidated statements of comprehensive income includes net income and other comprehensive income. For the Company, other comprehensive income consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits of the plan reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended May 4, 2019 and May 5, 2018 was approximately $52,000 and $35,000, respectively. As of February 2, 2019, the Company reported a minimum pension liability of $1.4 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2014. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2014.

        At February 2, 2019, the Company reported a total liability for unrecognized tax benefits of $2.4 million, including interest and penalties. There have been no material changes during the three months ended May 4, 2019. Of the total $2.4 million of unrecognized tax benefits at February 2, 2019, approximately $1.8 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the applicable valuation allowance would be reversed accordingly in the period that such determination is made. As of May 4, 2019, the Company's valuation allowance against its deferred tax assets was $56.5 million.

8. Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by RTW Retailwinds, Inc. and its subsidiaries. The Loan Agreement expires on October 24, 2019. The Company expects to renew the Loan Agreement or enter into a similar financing arrangement.

        The Loan Agreement consists of a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of a $15 million, 5-year term loan under the Loan Agreement. The Company can no longer borrow funds under the term loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of May 4, 2019, the Company had availability under its revolving credit facility of $62.2 million, net of letters of credit outstanding of $10.1 million, as compared to availability of $35.0 million, net of letters of credit outstanding of $11.9 million, as of February 2, 2019, and availability of $56.7 million, net of letters of credit outstanding of $11.9 million, as of May 5, 2018. The $10.1 million of letters of credit outstanding at May 4, 2019 represent standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million in October 2019. As of May 4, 2019, the Company had no borrowings outstanding under the Loan Agreement.

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

        As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with the Loan Agreement.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

May 4, 2019

(Unaudited)

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

        The Company classifies long-lived store assets and operating lease assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three months ended May 4, 2019, the Company recorded $0.1 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. There were no asset impairment charges recorded during the three months ended May 5, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        RTW Retailwinds, Inc. (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 410 retail and outlet locations in 35 states while also growing a substantial eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, Happy x Nature, Uncommon Sense, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, www.happyxnature.com, and www.uncommonsense.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        For fiscal year 2019, the Company's key strategic initiatives are as follows: (i) leverage its celebrity collaborations to amplify the New York & Company brand, and evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection; (ii) enhance brand awareness and increase customer engagement, including new customer acquisition and retention of its loyal customer base to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to elevate its omni-channel capabilities by providing an easy and seamless customer experience; (iv) optimize the Company's existing store base; (v) continue ongoing Project Excellence initiatives; and (vi) explore opportunities to invest in growth initiatives. Project Excellence is the Company's ongoing business re-engineering program which consists of a continuous analysis of business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure.

        During the first quarter of fiscal year 2019, the Company introduced two new digitally-native brands:

  •
  Happy x Nature, Kate Hudson's first ready-to-wear collection supported by Ms. Hudson's active and engaged social network; and

  •
  Uncommon Sense, a lingerie lifestyle brand that solves the challenges many women face in their lingerie choices through smarter fits, technology, and support that looks great and feels amazing.

        The Fashion to Figure brand offers trendy plus-sized fashions and was relaunched by the Company in the first quarter of fiscal year 2018, after the Company acquired the intellectual property rights related to the Fashion to Figure® brand. Since the Company reintroduced Fashion to Figure, it has been focused on positioning the brand for growth by launching its eCommerce store at www.fashiontofigure.com, opening new retail stores in highly-desirable locations, with short-term leases and competitively priced rents, and investing in marketing to drive brand awareness and customer engagement.

        The Company's net sales for the three months ended May 4, 2019 were $201.0 million, as compared to $218.8 million for the three months ended May 5, 2018. Comparable store sales decreased 5.3% for the three months ended May 4, 2019, as compared to an increase of 2.7% for the three months ended May 5, 2018. Net loss for the three months ended May 4, 2019 was $2.2 million, or a loss of $0.04 per diluted share, as compared to net income of $3.1 million, or earnings of $0.05 per diluted share, for the three months ended May 5, 2018. Please refer to the "Results of Operations" below for a further discussion of the Company's operating results.

        Capital spending for the three months ended May 4, 2019 was $0.9 million, as compared to $0.3 million for the three months ended May 5, 2018. During the three months ended May 4, 2019, the Company opened 1 New York & Company store, closed 1 New York & Company store, and remodeled/refreshed 2 New York & Company stores and 1 Outlet store, ending the first quarter of fiscal year 2019 with 410 stores, including 119 Outlet stores (of which 58 are clearance stores) and 9 Fashion to Figure stores. As of May 4, 2019, the Company had 2.0 million selling square feet in operation. Included in the New York & Company store count at May 4, 2019 are 18 Eva Mendes side-by-side stores, 47 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three months ended May 4, 2019 and May 5, 2018:

As a % of net sales	Three months ended May 4, 2019	Three months ended May 5, 2018
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.8%	68.0%

Gross profit	31.2%	32.0%
Selling, general and administrative expenses	32.4%	30.4%

Operating (loss) income	(1.2)%	1.6%
Interest (income) expense, net	(0.2)%	—%
Loss on extinguishment of debt	—%	0.1%

(Loss) income before income taxes	(1.0)%	1.5%
Provision for income taxes	0.1%	0.1%

Net (loss) income	(1.1)%	1.4%

Selected operating data:	Three months ended May 4, 2019	Three months ended May 5, 2018
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(5.3)%	2.7%
Net sales per average selling square foot(1)	$98	$101
Net sales per average store(2)	$490	$504
Average selling square footage per store(3)	4,964	4,985

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended May 4, 2019		Three months ended May 5, 2018
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	411	2,047,032	432	2,171,329
New stores	1	4,114	9	23,161
Closed stores	(1)	(7,405)	(9)	(46,332)
Net impact of remodeled stores on selling square feet	(1)	(8,429)	—	5,193

Stores open, end of period	410	2,035,312	432	2,153,351

Three Months Ended May 4, 2019 Compared to Three Months Ended May 5, 2018

        Net Sales.    Net sales for the three months ended May 4, 2019 were $201.0 million, as compared to $218.8 million for the three months ended May 5, 2018. The decrease in net sales reflects a net reduction in store count since May 5, 2018 and a 5.3% reduction in comparable store sales during the three months ended May 4, 2019, which was partially offset by increased sales from Fashion to Figure. Included in net sales for the three months ended May 4, 2019 and May 5, 2018 are royalties and other revenue totaling $5.5 million and $5.9 million, respectively, recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction increased by 1.5%, while the number of transactions per average store decreased 6.8%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended May 4, 2019 was $62.6 million, or 31.2% of net sales, as compared to $67.0 million, or 32.0% of net sales, for the three months ended May 5, 2018. The decrease in gross profit as a percentage of net sales for the three months ended May 4, 2019, as compared to the three months ended May 5, 2018, reflects a 40 basis point deleveraging of buying and occupancy costs and a 40 basis point decrease in merchandise margin driven by increased shipping costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $65.1 million, or 32.4% of net sales, for the three months ended May 4, 2019, as compared to $66.5 million, or 30.4% of net sales, for the three months ended May 5, 2018. The increase in selling, general and administrative expenses as a percentage of net sales for the three months ended May 4, 2019, as compared to the three months ended May 5, 2018, reflects $2.3 million of incremental spending incurred in connection with the incubation of the Company's three new businesses (Fashion to Figure, Happy x Nature, and Uncommon Sense), which was offset by a decrease in variable compensation expense due to the Company's operating results, and a decrease in store selling expense.

        Operating (Loss) Income.    Operating loss for the three months ended May 4, 2019 was $2.5 million, inclusive of $1.5 million of losses from the Company's three new businesses discussed above. This compares to operating income of $3.5 million for the three months ended May 5, 2018. There was no impact on operating income for the three months ended May 5, 2018 from the Company's new businesses.

        Interest (Income) Expense, Net.    Net interest income was $0.3 million for the three months ended May 4, 2019, as compared to net interest expense of $22,000 for the three months ended May 5, 2018. The reduction in interest expense during the three months ended May 4, 2019, as compared to the three months ended May 5, 2018, is largely due to the Company's prepayment of an $11.5 million term loan (the "Term Loan") on April 5, 2018 using cash on-hand.

        Loss on Extinguishment of Debt.    In connection with the early prepayment of the Term Loan on April 5, 2018, the Company wrote off $0.2 million of unamortized deferred financing fees in the three months ended May 5, 2018.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to the deferred tax valuation allowance. The provision for income taxes for both the three months ended May 4, 2019 and the three months ended May 5, 2018 was $0.1 million.

        Net (Loss) Income.    For the reasons discussed above, net loss for the three months ended May 4, 2019 was $2.2 million, or a loss of $0.04 per diluted share, as compared to net income of $3.1 million, or earnings of $0.05 per diluted share, for the three months ended May 5, 2018.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores, the development of the Company's information technology infrastructure, including the upgrade of corporate technology systems and the enhancement of its digital and omni-channel capabilities. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations, supplemented by borrowings under its credit facility, if needed. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with all debt covenants.

        The Company plans to make strategic investments to grow as a multi-brand portfolio company. These investments may include the expansion of its celebrity collaborations and existing brands, launching new lifestyle brands, driving growth in the eCommerce channel, and rebalancing its marketing media mix to acquire new customers and retain existing customers. These investments may also include adding talent with enhanced skills and capabilities in digital marketing, celebrity management, data analytics, and customer experience.

        The following tables contain information regarding the Company's liquidity and capital resources:

	May 4, 2019	February 2, 2019	May 5, 2018
	(Amounts in thousands)
Cash and cash equivalents	$83,180	$95,542	$78,019
Working capital(1)	$15,983	$60,953	$54,926

(1)
Working capital at May 4, 2019 reflects the adoption of ASU 2016-02, as discussed in Note 3, "Leases" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. Excluding the $40.9 million of current operating lease liabilities recorded in connection with the adoption of ASU 2016-02, working capital at May 4, 2019 would have been $56.8 million.

	Three months ended May 4, 2019	Three months ended May 5, 2018
	(Amounts in thousands)
Net cash used in operating activities	$(10,933)	$(474)
Net cash used in investing activities	$(910)	$(90)
Net cash used in financing activities	$(519)	$(12,325)

Net decrease in cash and cash equivalents	$(12,362)	$(12,889)

Operating Activities

        The increase in net cash used in operating activities during the three months ended May 4, 2019, as compared to the three months ended May 5, 2018, is primarily the result of the Company's net loss during the three months ended May 4, 2019 combined with an increase in spending on inventory to support the Company's new businesses (Fashion to Figure, Happy x Nature, and Uncommon Sense) and shifts in the timing of inventory receipts based on seasonal demand.

Investing Activities

        Net cash used in investing activities was $0.9 million for the three months ended May 4, 2019, as compared to $0.1 million for the three months ended May 5, 2018. During the three months ended May 4, 2019, the Company opened 1 New York & Company store, closed 1 New York & Company store, and remodeled/refreshed 2 New York & Company stores and 1 Outlet store, ending the first quarter of fiscal year 2019 with 410 stores, including 119 Outlet stores (of which 58 are clearance stores) and 9 Fashion to Figure stores. As of May 4, 2019, the Company had 2.0 million selling square feet in operation. Included in the New York & Company store count at May 4, 2019 are 18 Eva Mendes side-by-side stores, 47 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

        For fiscal year 2019, capital expenditures are expected to be between $12 million and $13 million, including capital required for the Company's new businesses discussed above. In total, fiscal year 2019 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce stores and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. The Company expects to end fiscal year 2019 having opened 8 New York & Company stores and 2 Fashion to Figure stores, converted 2 existing New York & Company stores to Outlet stores, remodeled/refreshed 7 New York & Company stores and 2 Outlet stores, and closed 15 to 20 stores, ending the fiscal year with 401 to 406 stores and approximately 2.0 million selling square feet.

        As of May 4, 2019, approximately 70% of the Company's store leases could be terminated by the Company in two years or less, providing the Company with operating flexibility.

Financing Activities

        Net cash used in financing activities for the three months ended May 4, 2019 was $0.5 million, which consists primarily of principal payments on capital lease obligations. Net cash used in financing activities for the three months ended May 5, 2018 was $12.3 million, which consists primarily of a $0.3 million quarterly amortization payment of the Term Loan, the $11.5 million early repayment of the Term Loan, $0.5 million of principal payments on capital lease obligations, and $0.1 million of employee payroll taxes for which shares were withheld.

Critical Accounting Policies

        Management has determined the Company's most critical accounting policies are those related to inventories, long-lived assets, including right-of-use assets, intangible assets, and income taxes.

Management continues to monitor these accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2019.

Adoption of New Accounting Standards

        Please refer to Note 2, "New Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's quantitative and qualitative disclosures about market risk from what was reported in its Annual Report on Form 10-K filed with the SEC on April 17, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of May 4, 2019, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes in the Company's legal proceedings from what was reported in its Annual Report on Form 10-K filed with the SEC on April 17, 2019.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the Company's risk factors from what was reported in its Annual Report on Form 10-K filed with the SEC on April 17, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Offer Letter and Employment Letter, dated as of April 18, 2019, between RTW Retailwinds, Inc. and Traci Inglis.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 6, 2019.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 6, 2019.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 6, 2019.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTW RETAILWINDS, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date:	June 6, 2019