Form 10-Q
period 2019-08-03
RTW Retailwinds, Inc.
filed 2019-09-06
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 3, 2019
OR
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

         As of August 30, 2019, the registrant had 65,275,823 shares of common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
Net sales	$201,894	$216,370	$402,857	$435,199
Cost of goods sold, buying and occupancy costs	142,259	146,996	280,580	295,864

Gross profit	59,635	69,374	122,277	139,335
Selling, general and administrative expenses	67,208	66,317	132,300	132,803

Operating (loss) income	(7,573)	3,057	(10,023)	6,532
Interest income, net of interest expense of $100, $67, $166, and $290, respectively	(261)	(217)	(576)	(195)
Loss on extinguishment of debt	—	—	—	239

(Loss) income before income taxes	(7,312)	3,274	(9,447)	6,488
Provision for income taxes	178	207	292	335

Net (loss) income	$(7,490)	$3,067	$(9,739)	$6,153

Basic (loss) earnings per share	$(0.12)	$0.05	$(0.15)	$0.10

Diluted (loss) earnings per share	$(0.12)	$0.05	$(0.15)	$0.09

Weighted average shares outstanding:
Basic shares of common stock	64,337	63,749	64,265	63,638

Diluted shares of common stock	64,337	66,244	64,265	65,824

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
Comprehensive (loss) income	$(7,437)	$3,102	$(9,634)	$6,223

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	August 3, 2019	February 2, 2019*	August 4, 2018
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,320	$95,542	$94,758
Accounts receivable	9,526	9,879	11,831
Inventories, net	89,349	82,803	82,124
Prepaid expenses	12,361	16,921	17,233
Other current assets	1,897	1,818	2,018

Total current assets	196,453	206,963	207,964
Property and equipment, net	56,669	63,791	68,331
Operating lease assets	218,230	—	—
Intangible assets	16,719	16,813	16,969
Other assets	817	1,311	1,618

Total assets	$488,888	$288,878	$294,882

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$78,617	$77,050	$73,310
Accrued expenses	66,840	68,585	73,641
Current operating lease liabilities	40,383	—	—
Income taxes payable	—	375	—

Total current liabilities	185,840	146,010	146,951
Non-current operating lease liabilities	207,168	—	—
Deferred rent	—	25,090	26,066
Other liabilities	28,097	31,165	33,649

Total liabilities	421,105	202,265	206,666
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 67,123, 66,649 and 66,271 shares issued and 65,292, 64,818 and 64,440 shares outstanding at August 3, 2019, February 2, 2019 and August 4, 2018, respectively	67	67	66
Additional paid-in capital	186,313	185,020	184,243
Retained deficit	(112,678)	(92,450)	(90,527)
Accumulated other comprehensive loss	(834)	(939)	(481)
Treasury stock at cost; 1,831 shares at August 3, 2019, February 2, 2019 and August 4, 2018	(5,085)	(5,085)	(5,085)

Total stockholders' equity	67,783	86,613	88,216

Total liabilities and stockholders' equity	$488,888	$288,878	$294,882

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Six months ended August 3, 2019	Six months ended August 4, 2018
Operating activities
Net (loss) income	$(9,739)	$6,153
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,520	10,715
Non-cash lease expense	22,313	—
Loss from impairment charges	407	486
Amortization of intangible assets	94	156
Amortization of deferred financing costs	15	41
Write-off of unamortized deferred financing costs	—	239
Share-based compensation expense	1,352	1,186
Changes in operating assets and liabilities:
Accounts receivable	685	513
Inventories, net	(6,546)	2,374
Prepaid expenses	(603)	(786)
Accounts payable	1,567	3,221
Accrued expenses	(2,020)	(2,835)
Income taxes payable	(375)	(28)
Deferred rent	—	(1,151)
Operating lease liabilities	(23,478)	—
Other assets and liabilities	(2,070)	(2,025)

Net cash (used in) provided by operating activities	(8,878)	18,259
Investing activities
Capital expenditures	(2,708)	(1,626)
Insurance recoveries	267	184

Net cash used in investing activities	(2,441)	(1,442)
Financing activities
Principal payment on capital lease obligations	(844)	(1,046)
Shares withheld for payment of employee payroll taxes	(59)	(171)
Repayment of long-term debt	—	(11,750)

Net cash used in financing activities	(903)	(12,967)

Net (decrease) increase in cash and cash equivalents	(12,222)	3,850
Cash and cash equivalents at beginning of period	95,542	90,908

Cash and cash equivalents at end of period	$83,320	$94,758

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at May 5, 2018	64,162	$66	1,831	$(5,085)	$183,777	$(93,594)	$(516)	$84,648

Issuance of common stock upon exercise of stock appreciation rights	16	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	271	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(9)	—	—	—	(78)	—	—	(78)
Share-based compensation expense	—	—	—	—	544	—	—	544
Net income	—	—	—	—	—	3,067	—	3,067
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	35	35

Comprehensive income, net of tax	—	—	—	—	—	3,067	35	3,102

Balance at August 4, 2018	64,440	$66	1,831	$(5,085)	$184,243	$(90,527)	$(481)	$88,216

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at May 4, 2019	64,844	$67	1,831	$(5,085)	$185,692	$(105,188)	$(887)	$74,599

Issuance of common stock upon exercise of stock appreciation rights	4	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	453	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(9)	—	—	—	(21)	—	—	(21)
Share-based compensation expense	—	—	—	—	642	—	—	642
Net loss	—	—	—	—	—	(7,490)	—	(7,490)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	53	53

Comprehensive loss, net of tax	—	—	—	—	—	(7,490)	53	(7,437)

Balance at August 3, 2019	65,292	$67	1,831	$(5,085)	$186,313	$(112,678)	$(834)	$67,783

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Continued)

(Unaudited)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 3, 2018	64,065	$66	1,831	$(5,085)	$183,228	$(90,797)	$(551)	$86,861

Adoption of ASC Topic 606—Revenue Recognition	—	—	—	—	—	(5,883)	—	(5,883)
Issuance of common stock upon exercise of stock appreciation rights	41	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	352	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(18)	—	—	—	(171)	—	—	(171)
Share-based compensation expense	—	—	—	—	1,186	—	—	1,186
Net income	—	—	—	—	—	6,153	—	6,153
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	70	70

Comprehensive income, net of tax	—	—	—	—	—	6,153	70	6,223

Balance at August 4, 2018	64,440	$66	1,831	$(5,085)	$184,243	$(90,527)	$(481)	$88,216

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 2, 2019	64,818	$67	1,831	$(5,085)	$185,020	$(92,450)	$(939)	$86,613

Adoption of ASC Topic 842—Lease Accounting	—	—	—	—	—	(10,489)	—	(10,489)
Issuance of common stock upon exercise of stock appreciation rights	14	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	478	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(18)	—	—	—	(59)	—	—	(59)
Share-based compensation expense	—	—	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	—	(9,739)	—	(9,739)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	105	105

Comprehensive loss, net of tax	—	—	—	—	—	(9,739)	105	(9,634)

Balance at August 3, 2019	65,292	$67	1,831	$(5,085)	$186,313	$(112,678)	$(834)	$67,783

See accompanying notes.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements

August 3, 2019

(Unaudited)

1. Organization and Basis of Presentation

        RTW Retailwinds, Inc. (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, operates 413 retail and outlet locations in 35 states and a substantial and growing eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, Happy x Nature, Uncommon Sense and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold at its retail locations and online at www.nyandcompany.com, www.fashiontofigure.com, www.happyxnature.com, www.uncommonsense.com, and through its rental subscription businesses at www.nyandcompanycloset.com and www.fashiontofigurecloset.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The condensed consolidated financial statements as of August 3, 2019 and August 4, 2018 and for the 13 weeks ("three months") and 26 weeks ("six months") ended August 3, 2019 and August 4, 2018 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 2, 2019 ("fiscal year 2018"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 17, 2019. The 52-week fiscal year ending February 1, 2020 is referred to herein as "fiscal year 2019." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

2. New Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 requires lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years and requires modified retrospective adoption with a cumulative effect adjustment to the opening retained earnings balance. The Company

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

2. New Accounting Pronouncements (Continued)

adopted ASU 2016-02 as of February 3, 2019 (the first day of fiscal year 2019). Please refer to Note 3, "Leases," for further information regarding the adoption of ASU 2016-02.

        In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 as of February 3, 2019. The adoption of ASU 2018-02 did not have a material impact on the Company's financial position or results of operations.

        In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. A modified-retrospective adoption with a cumulative effect adjustment to retained earnings is required. The new standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the adoption of this new standard. However, the Company does not expect there to be a material impact to its financial position or results of operations upon adoption of ASU 2016-13.

        In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. A modified-retrospective adoption with a cumulative effect adjustment to retained earnings is required. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the adoption of this new standard. However, the Company does not expect there to be a material impact to its financial position or results of operations upon adoption of ASU 2018-15.

3. Leases

        The Company leases retail business locations, office facilities, office equipment, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. Leases on retail business locations typically specify minimum rentals plus common area maintenance charges, real estate taxes, other landlord charges and possible additional rentals based upon a percentage of sales. Most of the retail business location leases previously had an original term of 10 years and some provide renewal options at rates specified in the leases. The Company's lease agreements do not contain any material residual value guarantees. As of August 3, 2019, approximately 70% of its store

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

3. Leases (Continued)

leases could be terminated by the Company within two years, providing the Company with operating flexibility. The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

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

        Although the adoption of ASU 2016-02 did not have a material impact on the operating results for the six months ended August 3, 2019, the Company could however experience a material non-cash impact to operating income (loss) as the result of future impairments of the right-of-use asset depending on store performance, among other factors.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

3. Leases (Continued)

Lease Assets and Liabilities

        The following table discloses supplemental balance sheet information for the Company's leases:

	Classification	August 3, 2019
		(amounts in thousands)
Assets
Operating lease assets	Operating lease assets	$218,230
Finance lease assets	Property and equipment, net	4,639

Total lease assets		$222,869

Liabilities
Current
Operating	Current operating lease liabilities	$40,383
Finance	Accrued expenses	1,452
Non-current
Operating	Non-current operating lease liabilities	207,168
Finance	Other liabilities	1,475

Total lease liabilities		$250,478

Lease Cost

        The components of lease expense were as follows:

	Classification	Three months ended August 3, 2019	Six months ended August 3, 2019
		(amounts in thousands)
Operating lease cost—stores(1)	Occupancy costs	$18,653	$35,952
Operating lease cost—office space and equipment	SG&A	2,408	4,800
Finance lease costs:
Amortization of leased assets	Occupancy costs/SG&A	356	712
Interest on lease liabilities	Interest expense	31	64

Total lease cost		$21,448	$41,528

(1)
Includes $4.9 million of short-term lease costs and $1.0 million of variable lease costs for the three months ended August 3, 2019. Includes $8.5 million of short-term lease costs and $2.1 million of variable lease costs for the six months ended August 3, 2019.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

3. Leases (Continued)

Maturity of Lease Liabilities

        The following table summarizes the maturity of lease liabilities as of August 3, 2019:

Fiscal Year	Operating leases	Finance leases
	(amounts in thousands)
2019	$26,620	$812
2020	54,019	1,365
2021	43,847	705
2022	37,103	160
2023	34,578	—
Thereafter	113,064	—

Total lease obligations	$309,231	$3,042

Less: Interest	61,680	115

Present value of lease liabilities	$247,551	$2,927

        The table above does not include $6.8 million of short-term lease commitments.

Lease Term and Discount Rate

        The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases, excluding short-term leases:

August 3, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	2.2
Weighted-average discount rate
Operating leases	6.1%
Finance leases	3.2%

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

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

3. Leases (Continued)

Other Information

        Supplemental cash flow information related to leases was as follows:

Six months ended August 3, 2019
(amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,344
Operating cash flows from finance leases	$53
Financing cash flows from finance leases	$844
Lease assets obtained in exchange for new operating lease liabilities	$2,258
Lease assets obtained in exchange for new finance lease liabilities	$—

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

        The Company recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to the Company's customers. The Company's private label credit card is issued to the Company's customers for use exclusively at the Company's stores and eCommerce

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

4. Revenue Recognition (Continued)

websites, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. After the execution of the ADS Agreement on July 14, 2016, the Company received a $40 million signing bonus, which was recorded as deferred revenue, and is being amortized on a straight-line basis over the 10-year term of the ADS Agreement. In addition, over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned.

        The opening and closing balances of the Company's contract liabilities are as follows:

	Gift Cards & Merchandise Credits		Loyalty Rewards
	Six months ended August 3, 2019	Six months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
	(Amounts in thousands)
Beginning balance	$12,206	$13,649	$6,389	$7,331
Increase/(decrease)	(1,576)	(1,154)	(1,422)	41

Ending balance	$10,630	$12,495	$4,967	$7,372

        Contract liabilities related to gift cards and merchandise credits and loyalty programs are reported in "Accrued expenses" on the condensed consolidated balance sheets.

        The amount of revenue recognized during the three months ended August 3, 2019 and August 4, 2018 that was included in the opening contract liability balance for gift cards and merchandise credits was $1.3 million and $1.0 million, respectively. The amount of revenue recognized during the six months ended August 3, 2019 and August 4, 2018 that was included in the opening contract liability balance for gift cards and merchandise credits was $3.0 million and $4.0 million, respectively. During both the three months ended August 3, 2019 and August 4, 2018, the net revenue impact from rewards issued, redeemed and expired under loyalty reward programs was $0.1 million of revenue recognized. During the six months ended August 3, 2019 and August 4, 2018, the net revenue impact from rewards issued, redeemed and expired under loyalty reward programs was $1.4 million of revenue recognized and $41,000 of revenue deferred, respectively.

        Deferred revenue related to the ADS Agreement was $27.0 million at August 3, 2019, of which $23.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. As of August 4, 2018, deferred revenue related to the ADS Agreement was $31.0 million, of which $27.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. During the three months ended August 3, 2019 and August 4, 2018, the Company recognized revenue of $5.4 million and $5.7 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement. During the six months ended August 3, 2019 and August 4, 2018, the Company recognized revenue of $11.0 million and $11.6 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

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

	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(7,490)	$3,067	$(9,739)	$6,153
Basic (loss) earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	64,337	63,749	64,265	63,638

Basic (loss) earnings per share	$(0.12)	$0.05	$(0.15)	$0.10

Diluted (loss) earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	64,337	63,749	64,265	63,638
Plus impact of share-based awards	—	2,495	—	2,186

Diluted shares of common stock	64,337	66,244	64,265	65,824

Diluted (loss) earnings per share	$(0.12)	$0.05	$(0.15)	$0.09

        The calculation of diluted earnings per share for the three and six months ended August 3, 2019 and August 4, 2018 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
	(Amounts in thousands)
Stock options	—	—	—	6
Stock appreciation rights(1)	2,495	36	2,207	86
Restricted stock and units	588	2	588	13

Total anti-dilutive shares	3,083	38	2,795	105

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in the Company's common stock.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce at August 3, 2019. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2021.

        The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to annually contribute the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. Net periodic benefit cost includes the following components:

	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
	(Amounts in thousands)
Service cost	$97	$97	$194	$193
Interest cost	79	76	158	153
Expected return on plan assets	(131)	(140)	(261)	(281)
Amortization of unrecognized losses	57	39	113	78
Amortization of prior service credit	(4)	(4)	(8)	(8)

Net periodic benefit cost	$98	$68	$196	$135

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive (loss) income reported on the Company's condensed consolidated statements of comprehensive income includes net (loss) income and other comprehensive income. For the Company, other comprehensive income consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits of the plan reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended August 3, 2019 and August 4, 2018 was approximately $53,000 and $35,000, respectively, and for the six months ended August 3, 2019 and August 4, 2018 was approximately $105,000 and $70,000, respectively. As of February 2, 2019, the Company reported a minimum pension liability of $1.4 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2014. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2014.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

7. Income Taxes (Continued)

        At February 2, 2019, the Company reported a total liability for unrecognized tax benefits of $2.4 million, including interest and penalties. There have been no material changes during the six months ended August 3, 2019. Of the total $2.4 million of unrecognized tax benefits at February 2, 2019, approximately $1.8 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the applicable valuation allowance would be reversed accordingly in the period that such determination is made. As of August 3, 2019, the Company's valuation allowance against its deferred tax assets was $58.4 million.

8. Long-Term Debt and Credit Facilities

        On October 24, 2014, Lerner New York, Inc., Lernco, Inc. and Lerner New York Outlet, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc., entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association, as Agent and Term Loan Agent and the lender party thereto. The obligations under the Loan Agreement are guaranteed by RTW Retailwinds, Inc. and its subsidiaries. The Loan Agreement expires on October 24, 2019. The Company expects to renew the Loan Agreement.

        The Loan Agreement consists of a revolving credit facility that provides the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million) with a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million or decrease it to a minimum of $60 million, subject to certain restrictions. On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of a $15 million, 5-year term loan (the "Term Loan") under the Loan Agreement. The Company can no longer borrow funds under the Term Loan.

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

        The maximum borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of August 3, 2019, the Company had availability under its revolving credit facility of $40.7 million, net of letters of credit outstanding of $15.4 million, as compared to

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

8. Long-Term Debt and Credit Facilities (Continued)

availability of $35.0 million, net of letters of credit outstanding of $11.9 million, as of February 2, 2019, and availability of $37.1 million, net of letters of credit outstanding of $14.9 million, as of August 4, 2018. The $15.4 million of letters of credit outstanding at August 3, 2019 represent $10.1 million of standby letters of credit primarily related to the Company's new corporate headquarters and certain insurance contracts and $5.3 million of commercial letters of credit. Standby letters of credit related to the Company's corporate headquarters are scheduled to be reduced by $2.0 million in October 2019. As of August 3, 2019, the Company had no borrowings outstanding under the Loan Agreement.

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

        The Company classifies long-lived store assets and operating lease assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

August 3, 2019

(Unaudited)

9. Fair Value Measurements (Continued)

evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three and six months ended August 3, 2019, the Company recorded $0.3 million and $0.4 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations, respectively. During the three and six months ended August 4, 2018, the Company recorded $0.5 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        RTW Retailwinds, Inc. (together with its subsidiaries, the "Company") is a specialty women's omni-channel and digitally enabled retailer with a multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, operates 413 retail and outlet locations in 35 states and a substantial and growing eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, Happy x Nature, Uncommon Sense and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold at its retail locations and online at www.nyandcompany.com, www.fashiontofigure.com, www.happyxnature.com, www.uncommonsense.com, and through its rental subscription businesses at www.nyandcompanycloset.com and www.fashiontofigurecloset.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

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

        In April 2019, the Company introduced Happy x Nature, Kate Hudson's first ready-to-wear collection supported by Ms. Hudson's active and engaged social network. Happy x Nature has experienced a positive customer response to-date, and the Company will continue to focus on increasing brand awareness and sales.

        The Company's net sales for the three months ended August 3, 2019 were $201.9 million, as compared to $216.4 million for the three months ended August 4, 2018. Comparable store sales decreased 4.8% for the three months ended August 3, 2019, as compared to an increase of 0.6% for the three months ended August 4, 2018. Net loss for the three months ended August 3, 2019 was $7.5 million, or a loss of $0.12 per diluted share, as compared to net income of $3.1 million, or earnings of $0.05 per diluted share, for the three months ended August 4, 2018. Please refer to the "Results of Operations" below for a further discussion of the Company's operating results.

        Capital spending for the six months ended August 3, 2019 was $2.7 million, as compared to $1.6 million for the six months ended August 4, 2018. During the six months ended August 3, 2019, the Company opened 4 New York & Company stores and 2 Fashion to Figure stores, closed 2 New York & Company stores and 1 Outlet store, converted 2 New York & Company stores into Outlet stores, and remodeled/refreshed 3 New York & Company stores and 1 Outlet store, ending the second quarter of fiscal year 2019 with 413 stores, including 120 Outlet stores (of which 57 are clearance stores) and 11 Fashion to Figure stores. As of August 3, 2019, the Company had 2.0 million selling square feet in operation. Included in the New York & Company store count at August 3, 2019 are 18 Eva Mendes side-by-side stores, 47 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        In April 2019, the Company introduced Uncommon Sense, a lingerie lifestyle brand. Based on the Company's operating results during the three months ended August 3, 2019 and the necessary decision to focus the Company's resources on improving the performance of the New York & Company brand, the Company is prioritizing its efforts around its new businesses that have shown early potential, namely Fashion to Figure and Happy x Nature. As such, the Company has decided to exit the Uncommon Sense brand concept and expects to pursue several divestiture options for the related inventory and other assets.

Recent Macroeconomic Developments

        The Company has exposure to volatility of the macroeconomic environment due to political uncertainty and potential changes to international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the United States. During fiscal year 2018, the United States began to impose additional duties on certain Chinese-made imported products. On May 10, 2019, tariffs on certain merchandise imported from China increased from 10% to 25%. These tariffs are expected to increase an additional 5% to 30% on October 1, 2019. On September 1, 2019, additional tariffs of 15% were imposed on the majority of products the Company imports from China, such as apparel, accessories, and footwear. To minimize the negative impact of these tariffs and new and/or incremental tariffs, the Company is actively reducing its penetration of Chinese-made imported products and has engaged vendor participation to negotiate cost-sharing agreements, and will manage and adjust spring buys and product pricing. There can be no assurance that these actions will mitigate the impact of existing tariffs and new and/or incremental tariffs and consequentially, the Company may experience a material adverse impact from such tariffs to its results of operations, financial position and cash flows.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and six months ended August 3, 2019 and August 4, 2018:

As a % of net sales	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.5%	67.9%	69.6%	68.0%

Gross profit	29.5%	32.1%	30.4%	32.0%
Selling, general and administrative expenses	33.3%	30.7%	32.9%	30.5%

Operating (loss) income	(3.8)%	1.4%	(2.5)%	1.5%
Interest income, net	(0.1)%	(0.1)%	(0.1)%	—%
Loss on extinguishment of debt	—%	—%	—%	—%

(Loss) income before income taxes	(3.7)%	1.5%	(2.4)%	1.5%
Provision for income taxes	—%	0.1%	—%	0.1%

Net (loss) income	(3.7)%	1.4%	(2.4)%	1.4%

Selected operating data:	Three months ended August 3, 2019	Three months ended August 4, 2018	Six months ended August 3, 2019	Six months ended August 4, 2018
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(4.8)%	0.6%	(5.0)%	1.7%
Net sales per average selling square foot(1)	$99	$101	$197	$202
Net sales per average store(2)	$491	$503	$980	$1,007
Average selling square footage per store(3)	4,959	4,974	4,959	4,974

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended August 3, 2019		Three months ended August 4, 2018		Six months ended August 3, 2019		Six months ended August 4, 2018
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	410	2,035,312	432	2,153,351	411	2,047,032	432	2,171,329
New stores	5	21,851	1	2,980	6	25,965	10	26,141
Closed stores	(2)	(9,799)	(7)	(37,149)	(3)	(17,204)	(16)	(83,481)
Net impact of remodeled stores on selling square feet	—	651	—	(276)	(1)	(7,778)	—	4,917

Stores open, end of period	413	2,048,015	426	2,118,906	413	2,048,015	426	2,118,906

Three Months Ended August 3, 2019 Compared to Three Months Ended August 4, 2018

        Net Sales.    Net sales for the three months ended August 3, 2019 were $201.9 million, as compared to $216.4 million for the three months ended August 4, 2018. The decrease in net sales reflects a net reduction in store count since August 4, 2018 and a 4.8% reduction in comparable store sales during the three months ended August 3, 2019, which was partially offset by increased sales from Fashion to Figure. Included in net sales for the three months ended August 3, 2019 and August 4, 2018 are royalties and other revenue totaling $5.4 million and $5.7 million, respectively, recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction decreased by 1.2%, and the number of transactions per average store decreased 3.7%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended August 3, 2019 was $59.6 million, or 29.5% of net sales, as compared to $69.4 million, or 32.1% of net sales, for the three months ended August 4, 2018. Product margins during the three months ended August 3, 2019 were near peak levels, despite increased promotional activity. The decrease in gross profit as a percentage of net sales for the three months ended August 3, 2019, as compared to the three months ended August 4, 2018, reflects an increase in promotional activity, increased shipping costs primarily related to growth in the eCommerce channel, and a reduction in vendor rebates due to lower receipts, partially offset by a slight improvement in the leveraging of buying and occupancy costs as the Company continues to reduce occupancy expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $67.2 million, or 33.3% of net sales, for the three months ended August 3, 2019, as compared to $66.3 million, or 30.7% of net sales, for the three months ended August 4, 2018. The increase in selling, general and administrative expenses as a percentage of net sales for the three months ended August 3, 2019, as compared to the three months ended August 4, 2018, reflects $2.0 million of incremental spending in connection with the incubation of the Company's three new businesses (Fashion to Figure, Happy x Nature, and Uncommon Sense), increased recruiting expenses and deleveraging as a result of the decrease in comparable store sales, which was partially offset by a decrease in variable compensation expense due to the Company's operating results.

        Operating (Loss) Income.    Operating loss for the three months ended August 3, 2019 was $7.6 million, inclusive of losses from the Company's three new businesses discussed above. This compares to operating income for the three months ended August 4, 2018 of $3.1 million. There was no impact on operating income for the three months ended August 4, 2018 from the Company's new businesses.

        Interest Income, Net.    Net interest income was $0.3 million for the three months ended August 3, 2019, as compared to $0.2 million for the three months ended August 4, 2018.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to its deferred tax valuation allowance. The provision for income taxes for both the three months ended August 3, 2019 and August 4, 2018 was $0.2 million.

        Net (Loss) Income.    For the reasons discussed above, net loss for the three months ended August 3, 2019 was $7.5 million, or a loss of $0.12 per diluted share, as compared to net income of $3.1 million, or earnings of $0.05 per diluted share, for the three months ended August 4, 2018.

Six Months Ended August 3, 2019 Compared to Six Months Ended August 4, 2018

        Net Sales.    Net sales for the six months ended August 3, 2019 were $402.9 million, as compared to $435.2 million for the six months ended August 4, 2018. The decrease in net sales reflects a net reduction in store count since August 4, 2018 and a 5.0% reduction in comparable store sales during the six months ended August 3, 2019, which was partially offset by increased sales from Fashion to Figure. Included in net sales for the six months ended August 3, 2019 and August 4, 2018 are royalties and other revenue totaling $11.0 million and $11.6 million, respectively, recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction increased by 0.1%, while the number of transactions per average store decreased 5.2%, as compared to the same period last year.

        Gross Profit.    Gross profit for the six months ended August 3, 2019 was $122.3 million, or 30.4% of net sales, as compared to $139.3 million, or 32.0% of net sales, for the six months ended August 4, 2018. The decrease in gross profit as a percentage of net sales for the six months ended August 3, 2019, as compared to the six months ended August 4, 2018, reflects an increase in promotional activity, increased shipping costs primarily related to growth in the eCommerce channel, and a reduction in vendor rebates due to lower receipts.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $132.3 million, or 32.9% of net sales, for the six months ended August 3, 2019, as compared to $132.8 million, or 30.5% of net sales, for the six months ended August 4, 2018. The increase in selling, general and administrative expenses as a percentage of net sales for the six months ended August 3, 2019, as compared to the six months ended August 4, 2018, reflects $3.5 million of incremental spending in connection with the incubation of the Company's three new businesses (Fashion to Figure, Happy x Nature, and Uncommon Sense) and deleveraging as a result of the decrease in comparable store sales, which was partially offset by a decrease in variable compensation expense due to the Company's operating results, and a decrease in store selling expense.

        Operating (Loss) Income.    Operating loss for the six months ended August 3, 2019 was $10.0 million, inclusive of losses from the Company's three new businesses discussed above. This compares to operating income of $6.5 million for the six months ended August 4, 2018. There was no impact on operating income for the six months ended August 4, 2018 from the Company's new businesses.

        Interest Income, Net.    Net interest income was $0.6 million for the six months ended August 3, 2019, as compared to $0.2 million for the six months ended August 4, 2018.

        Loss on Extinguishment of Debt.    In connection with the early repayment of the $11.5 million outstanding balance of a $15 million, 5-year term loan (the "Term Loan") on April 5, 2018, the Company wrote off $0.2 million of unamortized deferred financing fees in the six months ended August 4, 2018. The Company can no longer borrow funds under the Term Loan.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to its deferred tax valuation allowance. The provision for income taxes for both the six months ended August 3, 2019 and August 4, 2018 was $0.3 million.

        Net (Loss) Income.    For the reasons discussed above, net loss for the six months ended August 3, 2019 was $9.7 million, or a loss of $0.15 per diluted share, as compared to net income of $6.2 million, or earnings of $0.09 per diluted share, for the six months ended August 4, 2018.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores, the development of the Company's information technology infrastructure, including the upgrade of corporate technology systems and the enhancement of its digital and omni-channel capabilities. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements, as well as debt service obligations, primarily through cash flows from operations and cash on-hand, supplemented by borrowings under its credit facility, if needed. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with all debt covenants.

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

        The following tables contain information regarding the Company's liquidity and capital resources:

	August 3, 2019	February 2, 2019	August 4, 2018
	(Amounts in thousands)
Cash and cash equivalents	$83,320	$95,542	$94,758
Working capital(1)	$10,613	$60,953	$61,013

(1)
Working capital at August 3, 2019 reflects the adoption of ASU 2016-02, as discussed in Note 3, "Leases" in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. Excluding the $40.4 million of current operating lease liabilities recorded in connection with the adoption of ASU 2016-02, working capital at August 3, 2019 would have been $51.0 million.

	Six months ended August 3, 2019	Six months ended August 4, 2018
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(8,878)	$18,259
Net cash used in investing activities	$(2,441)	$(1,442)
Net cash used in financing activities	$(903)	$(12,967)

Net (decrease) increase in cash and cash equivalents	$(12,222)	$3,850

Operating Activities

        The increase in net cash used in operating activities during the six months ended August 3, 2019, as compared to the six months ended August 4, 2018, is primarily the result of the Company's net loss during the six months ended August 3, 2019 combined with a shift in the timing of inventory receipts in an effort to receive goods before tariff increases and an increase in inventory to support the Company's new businesses (Fashion to Figure, Happy x Nature, and Uncommon Sense).

Investing Activities

        Net cash used in investing activities was $2.4 million for the six months ended August 3, 2019, as compared to $1.4 million for the six months ended August 4, 2018. During the six months ended August 3, 2019, the Company opened 4 New York & Company stores and 2 Fashion to Figure stores, closed 2 New York & Company stores and 1 Outlet store, converted 2 New York & Company stores into Outlet stores, and remodeled/refreshed 3 New York & Company stores and 1 Outlet store, ending the second quarter of fiscal year 2019 with 413 stores, including 120 Outlet stores (of which 57 are clearance stores) and 11 Fashion to Figure stores. As of August 3, 2019, the Company had 2.0 million selling square feet in operation. Included in the New York & Company store count at August 3, 2019 are 18 Eva Mendes side-by-side stores, 47 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        During the six months ended August 4, 2018, the Company opened 1 New York & Company store, 1 Outlet store, 8 Fashion to Figure stores, converted 3 existing New York & Company stores to Outlet stores, closed 13 New York & Company stores and 3 Outlet stores, and remodeled/refreshed 5 existing stores, ending the second quarter of year 2018 with 426 stores, including 120 Outlet stores (of which 58 are clearance stores) and 8 Fashion to Figure stores, and 2.1 million selling square feet in operation. Included in the New York & Company store count at August 4, 2018 are 18 Eva Mendes side-by-side stores, 50 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

        For fiscal year 2019, capital expenditures are expected to be between $12 million and $13 million. In total, fiscal year 2019 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce stores and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. The Company expects to end fiscal year 2019 having opened 8 New York & Company stores and 2 Fashion to Figure stores, converted 2 existing New York & Company stores to Outlet stores, remodeled/refreshed 4 New York & Company stores and 2 Outlet stores, and closed 11 to 13 stores and up to 5 Outlet stores, ending the fiscal year with 402 to 404 stores and approximately 2.0 million selling square feet.

        As of August 3, 2019, approximately 70% of the Company's store leases could be terminated by the Company in two years or less, providing the Company with operating flexibility.

Financing Activities

        Net cash used in financing activities for the six months ended August 3, 2019 was $0.9 million, which consists primarily of principal payments on capital lease obligations. Net cash used in financing activities for the six months ended August 4, 2018 was $13.0 million, which consists primarily of the $11.5 million early repayment of the Term Loan, a $0.3 million quarterly amortization payment of the Term Loan, $1.0 million of principal payments on capital lease obligations, and $0.2 million of employee payroll taxes for which shares were withheld.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of August 3, 2019, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2019.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2019.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 6, 2019.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTW RETAILWINDS, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date:	September 6, 2019