Form 10-Q
period 2019-11-02
RTW Retailwinds, Inc.
filed 2019-12-11
CIK 1211351

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 2, 2019
OR
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

        As of December 6, 2019, the registrant had 65,228,262 shares of common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
Net sales	$200,117	$210,758	$602,974	$645,957
Cost of goods sold, buying and occupancy costs	144,519	142,383	425,099	438,247

Gross profit	55,598	68,375	177,875	207,710
Selling, general and administrative expenses	67,664	66,802	199,964	199,605

Operating (loss) income	(12,066)	1,573	(22,089)	8,105
Interest income, net of interest expense of $101, $72, $267, and $362, respectively	(158)	(258)	(734)	(453)
Loss on extinguishment of debt	—	—	—	239

(Loss) income before income taxes	(11,908)	1,831	(21,355)	8,319
(Benefit) provision for income taxes	(259)	106	33	441

Net (loss) income	$(11,649)	$1,725	$(21,388)	$7,878

Basic (loss) earnings per share	$(0.18)	$0.03	$(0.33)	$0.12

Diluted (loss) earnings per share	$(0.18)	$0.03	$(0.33)	$0.12

Weighted average shares outstanding:
Basic shares of common stock	64,420	63,940	64,317	63,738

Diluted shares of common stock	64,420	66,289	64,317	65,979

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
Comprehensive (loss) income	$(11,597)	$1,760	$(21,231)	$7,983

See accompanying notes.

 RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	November 2, 2019	February 2, 2019*	November 3, 2018
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,565	$95,542	$83,662
Accounts receivable	11,762	9,879	14,134
Inventories, net	115,230	82,803	121,586
Prepaid expenses	11,162	16,921	16,894
Other current assets	2,399	1,818	2,363

Total current assets	206,118	206,963	238,639
Property and equipment, net	53,129	63,791	65,292
Operating lease assets	209,336	—	—
Intangible assets	16,672	16,813	16,891
Other assets	1,176	1,311	1,411

Total assets	$486,431	$288,878	$322,233

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$102,800	$77,050	$107,231
Accrued expenses	62,973	68,585	66,487
Current operating lease liabilities	39,233	—	—
Income taxes payable	—	375	16

Total current liabilities	205,006	146,010	173,734
Non-current operating lease liabilities	198,761	—	—
Deferred rent	—	25,090	25,623
Other liabilities	26,247	31,165	32,226

Total liabilities	430,014	202,265	231,583
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 67,084, 66,649 and 66,663 shares issued and 65,253, 64,818 and 64,832 shares outstanding at November 2, 2019, February 2, 2019 and November 3, 2018, respectively	67	67	67
Additional paid-in capital	186,544	185,020	184,916
Retained deficit	(124,327)	(92,450)	(88,802)
Accumulated other comprehensive loss	(782)	(939)	(446)
Treasury stock at cost; 1,831 shares at November 2, 2019, February 2, 2019 and November 3, 2018	(5,085)	(5,085)	(5,085)

Total stockholders' equity	56,417	86,613	90,650

Total liabilities and stockholders' equity	$486,431	$288,878	$322,233

*
Derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

See accompanying notes.

 RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	Nine months ended November 2, 2019	Nine months ended November 3, 2018
Operating activities
Net (loss) income	$(21,388)	$7,878
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,778	15,833
Non-cash lease expense	33,861	—
Loss from impairment charges	782	486
Amortization of intangible assets	141	234
Amortization of deferred financing costs	27	49
Write-off of unamortized deferred financing costs	—	239
Share-based compensation expense	1,609	1,997
Changes in operating assets and liabilities:
Accounts receivable	(1,551)	(1,981)
Inventories, net	(32,427)	(37,088)
Prepaid expenses	596	(447)
Accounts payable	25,750	37,142
Accrued expenses	(5,887)	(10,202)
Income taxes payable	(375)	(12)
Deferred rent	—	(1,594)
Operating lease liabilities	(35,735)	—
Other assets and liabilities	(4,128)	(3,071)

Net cash (used in) provided by operating activities	(23,947)	9,463
Investing activities
Capital expenditures	(4,755)	(3,705)
Insurance recoveries	267	375

Net cash used in investing activities	(4,488)	(3,330)
Financing activities
Principal payment on capital lease obligations	(1,318)	(1,320)
Payment of financing costs	(139)	—
Shares withheld for payment of employee payroll taxes	(85)	(309)
Repayment of long-term debt	—	(11,750)

Net cash used in financing activities	(1,542)	(13,379)

Net decrease in cash and cash equivalents	(29,977)	(7,246)
Cash and cash equivalents at beginning of period	95,542	90,908

Cash and cash equivalents at end of period	$65,565	$83,662

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at August 4, 2018	64,440	$66	1,831	$(5,085)	$184,243	$(90,527)	$(481)	$88,216

Issuance of common stock upon exercise of stock options and stock appreciation rights	2	1	—	—	—	—	—	1
Restricted stock issued and vesting of units	416	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(26)	—	—	—	(138)	—	—	(138)
Share-based compensation expense	—	—	—	—	811	—	—	811
Net income	—	—	—	—	—	1,725	—	1,725
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	35	35

Comprehensive income, net of tax	—	—	—	—	—	1,725	35	1,760

Balance at November 3, 2018	64,832	$67	1,831	$(5,085)	$184,916	$(88,802)	$(446)	$90,650

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at August 3, 2019	65,292	$67	1,831	$(5,085)	$186,313	$(112,678)	$(834)	$67,783

Issuance of common stock upon exercise of stock appreciation rights	—	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	27	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(66)	—	—	—	(26)	—	—	(26)
Share-based compensation expense	—	—	—	—	257	—	—	257
Net loss	—	—	—	—	—	(11,649)	—	(11,649)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	52	52

Comprehensive loss, net of tax	—	—	—	—	—	(11,649)	52	(11,597)

Balance at November 2, 2019	65,253	$67	1,831	$(5,085)	$186,544	$(124,327)	$(782)	$56,417

See accompanying notes.

 RTW Retailwinds, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Continued)

(Unaudited)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 3, 2018	64,065	$66	1,831	$(5,085)	$183,228	$(90,797)	$(551)	$86,861

Adoption of ASC Topic 606—Revenue Recognition	—	—	—	—	—	(5,883)	—	(5,883)
Issuance of common stock upon exercise of stock options and stock appreciation rights	43	1	—	—	—	—	—	1
Restricted stock issued and vesting of units	768	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(44)	—	—	—	(309)	—	—	(309)
Share-based compensation expense	—	—	—	—	1,997	—	—	1,997
Net income	—	—	—	—	—	7,878	—	7,878
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	105	105

Comprehensive income, net of tax	—	—	—	—	—	7,878	105	7,983

Balance at November 3, 2018	64,832	$67	1,831	$(5,085)	$184,916	$(88,802)	$(446)	$90,650

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 2, 2019	64,818	$67	1,831	$(5,085)	$185,020	$(92,450)	$(939)	$86,613

Adoption of ASC Topic 842—Lease Accounting	—	—	—	—	—	(10,489)	—	(10,489)
Issuance of common stock upon exercise of stock appreciation rights	14	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	505	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(84)	—	—	—	(85)	—	—	(85)
Share-based compensation expense	—	—	—	—	1,609	—	—	1,609
Net loss	—	—	—	—	—	(21,388)	—	(21,388)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	157	157

Comprehensive loss, net of tax	—	—	—	—	—	(21,388)	157	(21,231)

Balance at November 2, 2019	65,253	$67	1,831	$(5,085)	$186,544	$(124,327)	$(782)	$56,417

See accompanying notes.

RTW Retailwinds, Inc.

Notes to Condensed Consolidated Financial Statements

November 2, 2019

(Unaudited)

1. Organization and Basis of Presentation

        RTW Retailwinds, Inc. (together with its subsidiaries, the "Company") is a specialty women's omni-channel retailer with a multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, operates 414 retail and outlet locations in 35 states and a substantial and growing eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, Happy x Nature, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold at its retail locations and online at www.nyandcompany.com, www.fashiontofigure.com, www.happyxnature.com, and through its rental subscription businesses at www.nyandcompanycloset.com and www.fashiontofigurecloset.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The condensed consolidated financial statements as of November 2, 2019 and November 3, 2018 and for the 13 weeks ("three months") and 39 weeks ("nine months") ended November 2, 2019 and November 3, 2018 are unaudited and are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the 52-week fiscal year ended February 2, 2019 ("fiscal year 2018"), which were filed with the Company's Annual Report on Form 10-K with the SEC on April 17, 2019. The 52-week fiscal year ending February 1, 2020 is referred to herein as "fiscal year 2019." The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.

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

3. Leases

        The Company leases retail business locations, office facilities, office equipment, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. Leases on retail business locations typically specify minimum rentals plus common area maintenance charges, real estate taxes, other landlord charges and possible additional rentals based upon a percentage of sales. Most of the retail business location leases previously had an original term of 10 years and some provide renewal options at rates specified in the leases. The Company's lease agreements do not contain any material residual value guarantees. As of November 2, 2019, approximately 70% of its store leases could be terminated by the Company within two years, providing the Company with operating flexibility. The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

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

        Although the adoption of ASU 2016-02 did not have a material impact on the operating results for the nine months ended November 2, 2019, the Company could however experience a material non-cash impact to operating income (loss) as the result of future impairments of the right-of-use asset depending on store performance, among other factors.

Lease Assets and Liabilities

        The following table discloses supplemental balance sheet information for the Company's leases:

	Classification	November 2, 2019
		(amounts in thousands)
Assets
Operating lease assets	Operating lease assets	$209,336
Finance lease assets	Property and equipment, net	4,283

Total lease assets		$213,619

Liabilities
Current
Operating	Current operating lease liabilities	$39,233
Finance	Accrued expenses	1,292
Non-current
Operating	Non-current operating lease liabilities	198,761
Finance	Other liabilities	1,161

Total lease liabilities		$240,447

Lease Cost

        The components of lease expense were as follows:

	Classification	Three months ended November 2, 2019	Nine months ended November 2, 2019
		(amounts in thousands)
Operating lease cost—stores(1)	Occupancy costs	$19,013	$54,965
Operating lease cost—office space and equipment	SG&A	2,405	7,205
Finance lease costs:
Amortization of leased assets	Occupancy costs/SG&A	357	1,069
Interest on lease liabilities	Interest expense	25	89

Total lease cost		$21,800	$63,328

(1)
Includes $5.2 million of short-term lease costs and $1.0 million of variable lease costs for the three months ended November 2, 2019. Includes $13.7 million of short-term lease costs and $3.1 million of variable lease costs for the nine months ended November 2, 2019.

Maturity of Lease Liabilities

        The following table summarizes the maturity of lease liabilities as of November 2, 2019:

Fiscal Year	Operating leases	Finance leases
	(amounts in thousands)
2019	$10,823	$316
2020	55,157	1,365
2021	44,789	705
2022	38,142	160
2023	34,776	—
Thereafter	113,261	—

Total lease obligations	$296,948	$2,546

Less: Interest	58,954	93

Present value of lease liabilities	$237,994	$2,453

        The table above does not include $4.3 million of short-term lease commitments.

Lease Term and Discount Rate

        The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases, excluding short-term leases:

November 2, 2019
Weighted-average remaining lease term (years)
Operating leases	7.1
Finance leases	2.0
Weighted-average discount rate
Operating leases	6.2%
Finance leases	3.4%

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

Other Information

        Supplemental cash flow information related to leases was as follows:

Nine months ended November 2, 2019
(amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$47,397
Operating cash flows from finance leases	$74
Financing cash flows from finance leases	$1,318
Lease assets obtained in exchange for new operating lease liabilities	$4,950
Lease assets obtained in exchange for new finance lease liabilities	$—

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

        The Company issues gift cards and merchandise credits which do not contain provisions for expiration or inactivity fees. Revenue from gift cards and merchandise credits is recognized at redemption. The portion of the dollar value of gift cards and merchandise credits that ultimately is not used by customers to make purchases is known as breakage and will be recognized as revenue if the Company determines it is not required to escheat such amounts to government agencies under state escheatment laws.

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

        The opening and closing balances of the Company's contract liabilities are as follows:

	Gift Cards & Merchandise Credits		Loyalty Rewards
	Nine months ended November 2, 2019	Nine months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
	(Amounts in thousands)
Beginning balance	$12,206	$13,649	$6,389	$7,331
Increase/(decrease)	(1,976)	(1,569)	(1,289)	427

Ending balance	$10,230	$12,080	$5,100	$7,758

        Contract liabilities related to gift cards and merchandise credits and loyalty programs are reported in "Accrued expenses" on the condensed consolidated balance sheets.

        The amount of revenue recognized during the three months ended November 2, 2019 and November 3, 2018 that was included in the opening contract liability balance for gift cards and merchandise credits was $0.4 million and $1.1 million, respectively. The amount of revenue recognized during the nine months ended November 2, 2019 and November 3, 2018 that was included in the opening contract liability balance for gift cards and merchandise credits was $3.4 million and $5.1 million, respectively. During the three months ended November 2, 2019 and November 3, 2018, the net revenue impact from rewards issued, redeemed and expired under loyalty reward programs was $0.1 million of revenue deferred and $0.4 million of revenue deferred, respectively. During the nine months ended November 2, 2019 and November 3, 2018, the net revenue impact from rewards issued, redeemed and expired under loyalty reward programs was $1.3 million of revenue recognized and $0.4 million of revenue deferred, respectively.

        Deferred revenue related to the ADS Agreement was $26.0 million at November 2, 2019, of which $22.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. As of November 3, 2018, deferred revenue related to the ADS Agreement was $30.0 million, of which $26.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the condensed consolidated balance sheet. During the three months ended November 2, 2019 and November 3, 2018, the Company recognized revenue of $5.6 million and $6.0 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement. During the nine months ended November 2, 2019 and November 3, 2018, the Company recognized revenue of $16.6 million and $17.6 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

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

	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
	(Amounts in thousands, except per share amounts)
Net (loss) income	$(11,649)	$1,725	$(21,388)	$7,878
Basic (loss) earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	64,420	63,940	64,317	63,738

Basic (loss) earnings per share	$(0.18)	$0.03	$(0.33)	$0.12

Diluted (loss) earnings per share:
Weighted average shares outstanding:
Basic shares of common stock	64,420	63,940	64,317	63,738
Plus impact of share-based awards	—	2,349	—	2,241

Diluted shares of common stock	64,420	66,289	64,317	65,979

Diluted (loss) earnings per share	$(0.18)	$0.03	$(0.33)	$0.12

        The calculation of diluted earnings per share for the three and nine months ended November 2, 2019 and November 3, 2018 excludes the share-based awards listed in the following table due to their anti-dilutive effect as determined under the treasury stock method:

	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
	(Amounts in thousands)
Stock options	—	—	—	4
Stock appreciation rights(1)	2,102	846	2,173	339
Restricted stock and units	727	313	634	113

Total anti-dilutive shares	2,829	1,159	2,807	456

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in the Company's common stock.

6. Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 6% of the Company's workforce at November 2, 2019. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union AFL-CIO is in effect through August 31, 2021.

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

	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
	(Amounts in thousands)
Service cost	$97	$97	$290	$290
Interest cost	79	76	236	229
Expected return on plan assets	(130)	(140)	(388)	(421)
Amortization of unrecognized losses	56	39	168	117
Amortization of prior service credit	(4)	(4)	(11)	(12)

Net periodic benefit cost	$98	$68	$295	$203

        In accordance with FASB ASC Topic 220, "Comprehensive Income," comprehensive (loss) income reported on the Company's condensed consolidated statements of comprehensive (loss) income includes net (loss) income and other comprehensive income. For the Company, other comprehensive income consists of the reclassification of unrecognized losses and prior service credits related to the Company's minimum pension liability. The total amount of unrecognized losses and prior service credits of the plan reclassified out of "Accumulated other comprehensive loss" on the condensed consolidated balance sheets and into "Selling, general, and administrative expenses" on the Company's condensed consolidated statements of operations for the three months ended November 2, 2019 and November 3, 2018 was approximately $52,000 and $35,000, respectively, and for the nine months ended November 2, 2019 and November 3, 2018 was approximately $157,000 and $105,000, respectively. As of February 2, 2019, the Company reported a minimum pension liability of $1.4 million due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the condensed consolidated balance sheets.

7. Income Taxes

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2014. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2014.

        At February 2, 2019, the Company reported a total liability for unrecognized tax benefits of $2.4 million, including interest and penalties. There have been no material changes during the nine months ended November 2, 2019. Of the total $2.4 million of unrecognized tax benefits at February 2, 2019, approximately $1.3 million, if recognized, would impact the Company's effective tax rate. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

        The Company continues to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC Topic 740, "Income Taxes," the applicable valuation allowance would be reversed accordingly in the period that such determination is made. As of November 2, 2019, the Company's valuation allowance against its deferred tax assets was $61.7 million.

8. Long-Term Debt and Credit Facilities

        On October 24, 2019, RTW Retailwinds, Inc. and its wholly-owned direct and indirect subsidiaries, including Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, LLC, Lerner New York FTF, LLC, Lerner New York Holding, Inc., New York & Company Stores, Inc., Lerner New York GC, LLC and FTF GC, LLC entered into Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement and Joinder (the "Amendment") with Wells Fargo Bank, National Association, as administrative agent and lender, which amends that certain Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014 (the "Existing Agreement", as amended by the Amendment, the "Loan Agreement"). The Existing Agreement was scheduled to mature on October 24, 2019. All capitalized terms used herein without definition have the meanings ascribed to such terms in the Loan Agreement.

        The amendment to the Existing Agreement provides for, but is not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2024; (ii) a reduction of interest rates related to the revolving credit facility (see below); (iii) a reduction of certain fees related to the revolving credit facility (see below); and (iv) a release of certain intangible assets as collateral.

        The maximum revolving credit facility commitment remains unchanged, providing the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million), and a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million in the aggregate or decrease it to a minimum of $60 million in the aggregate, subject to certain restrictions. Borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. Under the Loan Agreement, the Company continues to be subject to a Minimum Excess Availability covenant equal to the greater of (i) 10% of the revolving credit facility commitment and (ii) $7.5 million. The Loan Agreement contains other covenants and conditions, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem, defease or purchase other debt. Subject to such restrictions, the Company may incur more debt for working capital, capital expenditures, stock repurchases, acquisitions and for other purposes.

        Under the terms of the Loan Agreement, the interest rates applicable to Revolving Loans have been reduced by 25 basis points. At the Company's option, Revolving Loans now bear interest at either (i) a floating rate equal to the LIBOR plus a margin of between 1.25% and 1.50% per year for LIBOR Rate Loans or (ii) a floating rate equal to the Base Rate plus a margin of between 0.25% and 0.50% per year for Base Rate Loans, with each such margin determined based upon the Company's Average Compliance Excess Availability. The fees the Company pays to the Lenders under the Loan Agreement have also been reduced and now the Company pays a monthly fee on outstanding commercial letters of credit at a rate of between 0.625% and 0.75% per year and on standby letters of credit at a rate of between 1.25% and 1.50% per year, with each such rate determined upon the Company's Average Compliance Excess Availability, plus a monthly fee on a proportion of the unused commitments under the Loan Agreement, which has been reduced to a rate of 0.20% per year.

        On April 5, 2018, the Company used cash on-hand to prepay in full the $11.5 million outstanding balance of a $15 million, 5-year term loan under the Existing Agreement. The Company can no longer borrow funds under the term loan.

        The maximum borrowing availability under the Loan Agreement is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of November 2, 2019, the Company had availability under the Loan Agreement of $64.6 million, net of letters of credit outstanding of $10.4 million, as compared to availability of $35.0 million, net of letters of credit outstanding of $11.9 million, as of February 2, 2019, and availability of $59.9 million, net of letters of credit outstanding of $13.0 million, as of November 3, 2018. The $10.4 million of letters of credit outstanding at November 2, 2019 represent $10.1 million of standby letters of credit primarily related to the Company's corporate headquarters and certain insurance contracts and $0.3 million of commercial letters of credit. Standby letters of credit related to the Company's corporate headquarters were reduced by $2.0 million in November 2019. As of November 2, 2019, the Company had no borrowings outstanding under the Loan Agreement.

        The lender has been granted a pledge of the common stock of Lerner New York Holding, Inc. and certain of its subsidiaries, and a first priority security interest in substantially all other tangible assets of RTW Retailwinds, Inc. and its subsidiaries, as collateral for the Company's obligations under the Loan Agreement. In addition, RTW Retailwinds, Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the obligations under the Loan Agreement, and such guarantees are joint and several.

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

        The Company classifies long-lived store assets and operating lease assets within Level 3 of the fair value hierarchy. The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. During the three and nine months ended November 2, 2019, the Company recorded $0.4 million and $0.8 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations, respectively. During the nine months ended November 3, 2018, the Company recorded $0.5 million of non-cash impairment charges related to underperforming store assets in "Selling, general and administrative expenses" on the Company's condensed consolidated statement of operations. There were no asset impairment charges recorded during the three months ended November 3, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        RTW Retailwinds, Inc. (together with its subsidiaries, the "Company") is a specialty women's omni-channel retailer with a multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, operates 414 retail and outlet locations in 35 states and a substantial and growing eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, Happy x Nature, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold at its retail locations and online at www.nyandcompany.com, www.fashiontofigure.com, www.happyxnature.com, and through its rental subscription businesses at www.nyandcompanycloset.com and www.fashiontofigurecloset.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

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

        In April 2019, the Company introduced Happy x Nature, Kate Hudson's first ready-to-wear collection supported by Ms. Hudson's active and engaged social network. The Company will continue to focus on increasing brand awareness and sales.

        In April 2019, the Company introduced Uncommon Sense, a lingerie lifestyle brand. Based on the Company's operating results during the nine months ended November 2, 2019 and the necessary decision to focus the Company's resources on improving the performance of the New York & Company brand, the Company is prioritizing its efforts around its new businesses that have shown early potential, namely Fashion to Figure and Happy x Nature. As such, the Company has decided to exit the Uncommon Sense brand. During the three months ended November 2, 2019, the Company recorded a $3.3 million charge to write-down Uncommon Sense inventory and $0.9 million of related severance and asset impairment charges.

        In the beginning of fiscal year 2019, the Company began rebalancing its marketing media mix and increasing its marketing investments to drive customer acquisition, grow its digital business and grow its new brands, Fashion to Figure and Happy x Nature. During the three months ended November 2, 2019, the Company launched its Customer First initiative with the objective to reinvent all aspects of its marketing programs, from data analytics, creative storytelling, personalization and segmentation, and content creation with an intense focus on the customer. The Company remains focused on transforming its marketing efforts to be customer-first, data-driven and creatively optimized, which, when combined the Company believes will elevate the customer experience, engage new customers and retain existing customers.

        The Company's net sales for the three months ended November 2, 2019 were $200.1 million, as compared to $210.8 million for the three months ended November 3, 2018. Comparable store sales decreased 4.0% for the three months ended November 2, 2019, as compared to an increase of 0.2% for the three months ended November 3, 2018. Net loss for the three months ended November 2, 2019 was $11.6 million, or a loss of $0.18 per diluted share, which includes losses from the Company's new brands, as well as $4.6 million of charges related to the Uncommon Sense brand and additional non-operating charges. This compares to net income of $1.7 million, or earnings of $0.03 per diluted share, for the three months ended November 3, 2018, which includes $0.8 million of non-operating charges. A decline in customer traffic in stores combined with challenges in the Soho Jeans sub-brand were leading causes for the operating loss during the three months ended November 2, 2019. Please refer to the "Results of Operations" below for a further discussion of the Company's operating results.

        Capital spending for the nine months ended November 2, 2019 was $4.8 million, as compared to $3.7 million for the nine months ended November 3, 2018. During the nine months ended November 2, 2019, the Company opened 6 New York & Company stores and 2 Fashion to Figure stores, closed 3 New York & Company stores and 1 Outlet store, converted 2 New York & Company stores into Outlet stores, and remodeled/refreshed 4 New York & Company stores and 1 Outlet store, ending the third quarter of fiscal year 2019 with 414 stores, including 120 Outlet stores (of which 57 are clearance stores) and 11 Fashion to Figure stores. As of November 2, 2019, the Company had 2.1 million selling square feet in operation. Included in the New York & Company store count at November 2, 2019 are 18 Eva Mendes side-by-side stores, 46 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

Recent Macroeconomic Developments

        The Company has exposure to volatility of the macroeconomic environment due to political uncertainty and potential changes to international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the United States. During fiscal year 2018, the United States began to impose additional tariffs on certain Chinese-made imported products which had minor impact on the Company's products. However, on September 1, 2019, additional tariffs of 15% were imposed on the majority of products the Company imports from China, such as apparel, accessories, and footwear. The Company has been able to minimize the negative impact of these tariffs and new and/or incremental tariffs thus far, as the Company has been actively reducing its penetration of Chinese-made imported products and has engaged vendor participation to negotiate cost-sharing agreements, and will manage and adjust spring buys and product pricing. There can be no assurance that these actions will mitigate the impact of existing tariffs and new and/or incremental tariffs and consequentially, the Company may experience a material adverse impact from such tariffs to its results of operations, financial position and cash flows.

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

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for the three and nine months ended November 2, 2019 and November 3, 2018:

As a % of net sales	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.2%	67.6%	70.5%	67.8%

Gross profit	27.8%	32.4%	29.5%	32.2%
Selling, general and administrative expenses	33.8%	31.7%	33.2%	30.9%

Operating (loss) income	(6.0)%	0.7%	(3.7)%	1.3%
Interest income, net	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Loss on extinguishment of debt	—%	—%	—%	—%

(Loss) income before income taxes	(5.9)%	0.8%	(3.5)%	1.4%
(Benefit) provision for income taxes	(0.1)%	—%	—%	0.2%

Net (loss) income	(5.8)%	0.8%	(3.5)%	1.2%

Selected operating data:	Three months ended November 2, 2019	Three months ended November 3, 2018	Nine months ended November 2, 2019	Nine months ended November 3, 2018
	(Dollars in thousands, except square foot data)
Comparable store sales (decrease) increase	(4.0)%	0.2%	(4.7)%	1.2%
Net sales per average selling square foot(1)	$98	$99	$294	$301
Net sales per average store(2)	$484	$495	$1,464	$1,502
Average selling square footage per store(3)	4,956	4,987	4,956	4,987

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

	Three months ended November 2, 2019		Three months ended November 3, 2018		Nine months ended November 2, 2019		Nine months ended November 3, 2018
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	413	2,048,015	426	2,118,906	411	2,047,032	432	2,171,329
New stores	2	11,535	4	24,941	8	37,500	14	51,082
Closed stores	(1)	(7,730)	(2)	(9,559)	(4)	(24,934)	(18)	(93,040)
Net impact of remodeled stores on selling square feet	—	—	—	(9)	(1)	(7,778)	—	4,908

Stores open, end of period	414	2,051,820	428	2,134,279	414	2,051,820	428	2,134,279

Three Months Ended November 2, 2019 Compared to Three Months Ended November 3, 2018

        Net Sales.    Net sales for the three months ended November 2, 2019 were $200.1 million, as compared to $210.8 million for the three months ended November 3, 2018. The decrease in net sales reflects a net reduction in store count since November 3, 2018 and a 4.0% reduction in comparable store sales during the three months ended November 2, 2019, which was partially offset by increased sales from Fashion to Figure. Included in net sales for the three months ended November 2, 2019 and November 3, 2018 are royalties and other revenue totaling $5.6 million and $6.0 million, respectively, recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction decreased by 1.1%, and the number of transactions per average store decreased 3.0%, as compared to the same period last year.

        Gross Profit.    Gross profit for the three months ended November 2, 2019 was $55.6 million, or 27.8% of net sales, as compared to $68.4 million, or 32.4% of net sales, for the three months ended November 3, 2018. The decrease in gross profit as a percentage of net sales for the three months ended November 2, 2019, as compared to the three months ended November 3, 2018, reflects a $3.3 million write-down of Uncommon Sense inventory, $0.4 million of related severance costs incurred in connection with exiting the brand, and $0.2 million of severance expense related to reorganization at the New York & Company brand. Also contributing to the decrease in gross profit was an increase in promotional activity, increased shipping costs primarily related to growth in the Company's eCommerce channel, and a decrease in the leveraging of buying and occupancy costs based on lower sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $67.7 million, or 33.8% of net sales, for the three months ended November 2, 2019, as compared to $66.8 million, or 31.7% of net sales, for the three months ended November 3, 2018. The increase in selling, general and administrative expenses as a percentage of net sales for the three months ended November 2, 2019, as compared to the three months ended November 3, 2018, is primarily due to $1.5 million of incremental spending in connection with the incubation of the Company's new brands, $0.6 million of expense associated with the exit of Uncommon Sense, and $0.4 million of severance expense incurred in connection with reorganization in the New York & Company brand, partially offset by the reversal of a legal accrual. Selling, general and administrative expenses for the three months ended November 3, 2018 included $0.8 million of non-operating charges related primarily to Project Excellence initiatives and a Registration Statement filed by the Company.

        During the three months ended November 2, 2019, marketing expense increased by 9.9%, as compared to November 3, 2018, as the Company continues to invest in marketing to drive customer acquisition, grow its digital business, and grow its new brands, Fashion to Figure and Happy x Nature.

        Operating (Loss) Income.    Operating loss for the three months ended November 2, 2019 was $12.1 million, inclusive of losses from the Company's new brands discussed above, as well as $4.2 million of charges associated with the exit of the Uncommon Sense brand and $0.6 million of severance expense related to reorganization in the New York & Company brand, partially offset by a $0.2 million reversal of a legal accrual. This compares to operating income for the three months ended November 3, 2018 of $1.6 million, inclusive of $0.8 million of non-operating charges discussed above.

        Interest Income, Net.    Net interest income was $0.2 million for the three months ended November 2, 2019, as compared to $0.3 million for the three months ended November 3, 2018.

        (Benefit) Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to its deferred tax valuation allowance. The benefit for income taxes for the three months ended November 2, 2019 was $0.3 million, as compared to a provision of $0.1 million, for the three months ended November 3, 2018.

        Net (Loss) Income.    For the reasons discussed above, net loss for the three months ended November 2, 2019 was $11.6 million, or a loss of $0.18 per diluted share, as compared to net income of $1.7 million, or earnings of $0.03 per diluted share, for the three months ended November 3, 2018.

Nine Months Ended November 2, 2019 Compared to Nine Months Ended November 3, 2018

        Net Sales.    Net sales for the nine months ended November 2, 2019 were $603.0 million, as compared to $646.0 million for the nine months ended November 3, 2018. The decrease in net sales reflects a net reduction in store count since November 3, 2018 and a 4.7% reduction in comparable store sales during the nine months ended November 2, 2019, which was partially offset by increased sales from Fashion to Figure. Included in net sales for the nine months ended November 2, 2019 and November 3, 2018 are royalties and other revenue totaling $16.6 million and $17.6 million, respectively, recognized as a result of the ADS Agreement. In the comparable store base, average dollar sales per transaction decreased by 0.3%, and the number of transactions per average store decreased 4.5%, as compared to the same period last year.

        Gross Profit.    Gross profit for the nine months ended November 2, 2019 was $177.9 million, or 29.5% of net sales, as compared to $207.7 million, or 32.2% of net sales, for the nine months ended November 3, 2018. The decrease in gross profit as a percentage of net sales for the nine months ended November 2, 2019, as compared to the nine months ended November 3, 2018, reflects a $3.3 million write-down of Uncommon Sense inventory, $0.4 million of related severance costs incurred in connection with exiting the brand, and $0.2 million of severance expense related to reorganization at the New York & Company brand. Also contributing to the decrease in gross profit was an increase in promotional activity, increased shipping costs primarily related to growth in the eCommerce channel, and a decrease in the leveraging of buying and occupancy costs based on lower sales. Gross profit for the nine months ended November 3, 2018 included $0.3 million of non-operating charges related to certain severance expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $200.0 million, or 33.2% of net sales, for the nine months ended November 2, 2019, as compared to $199.6 million, or 30.9% of net sales, for the nine months ended November 3, 2018. The increase in selling, general and administrative expenses as a percentage of net sales for the nine months ended November 2, 2019, as compared to the nine months ended November 3, 2018, is primarily due to $5.3 million of incremental spending in connection with the incubation of the Company's new brands and deleveraging as a result of the decrease in comparable store sales, which was partially offset by a decrease in variable compensation expense due to the Company's operating results. Selling, general and administrative expenses for the nine months ended November 3, 2018 included $1.8 million of non-operating charges related primarily to Project Excellence initiatives, a Registration Statement filed by the Company, certain severance expense, and legal expenses.

        During the nine months ended November 2, 2019, marketing expense increased by 15.9%, as compared to November 3, 2018, as the Company continues to invest in marketing to drive customer acquisition, grow its digital business, and grow its new brands, Fashion to Figure and Happy x Nature.

        Operating (Loss) Income.    Operating loss for the nine months ended November 2, 2019 was $22.1 million, inclusive of losses from the Company's new brands discussed above, as well as $4.2 million of charges associated with the exit of the Uncommon Sense brand and $0.6 million of severance related to reorganization in the New York & Company brand, partially offset by a $0.2 million reversal of a legal accrual. This compares to operating income of $8.1 million for the nine months ended November 3, 2018, inclusive of $2.0 million of non-operating charges discussed above.

        Interest Income, Net.    Net interest income was $0.7 million for the nine months ended November 2, 2019, as compared to $0.5 million for the nine months ended November 3, 2018.

        Loss on Extinguishment of Debt.    In connection with the early repayment of the $11.5 million outstanding balance of a $15 million, 5-year term loan (the "Term Loan") on April 5, 2018, the Company wrote off $0.2 million of unamortized deferred financing fees. The Company can no longer borrow funds under the Term Loan.

        Provision for Income Taxes.    As previously disclosed, the Company continues to provide for adjustments to its deferred tax valuation allowance. The provision for income taxes for the nine months ended November 2, 2019 was $33,000, as compared to $0.4 million for the nine months ended November 3, 2018.

        Net (Loss) Income.    For the reasons discussed above, net loss for the nine months ended November 2, 2019 was $21.4 million, or a loss of $0.33 per diluted share, as compared to net income of $7.9 million, or earnings of $0.12 per diluted share, for the nine months ended November 3, 2018.

Liquidity and Capital Resources

        The Company's primary uses of cash are to fund working capital, operating expenses, and capital expenditures related primarily to the Company's information technology infrastructure, including the upgrade of corporate technology systems and the enhancement of its digital and omni-channel capabilities, construction of select new stores, and the remodeling/refreshing of existing stores. Historically, the Company has financed these requirements from internally generated cash flow. The Company intends to fund its ongoing capital and working capital requirements primarily through cash flows from operations and cash on-hand, supplemented by borrowings under the Loan Agreement (as hereinafter defined), if needed. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with all debt covenants under the Loan Agreement. On October 24, 2019, the Company entered into Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement and Joinder (the "Amendment") with Wells Fargo Bank, National Association, as administrative agent and lender, which amends that certain Fourth Amended and Restated Loan and Security Agreement, dated October 24, 2014 (the "Existing Agreement", as amended by the Amendment, the "Loan Agreement"). For further information related to the Loan Agreement, please refer to Note 8, "Long-Term Debt and Credit Facilities," appearing elsewhere in this Quarterly Report on Form 10-Q.

        The Company plans to make strategic investments to grow as a multi-brand portfolio company and to enhance its information technology structure and eCommerce platform to support the growth. These strategic investments may include expanding its celebrity collaborations and existing brands, driving growth in the eCommerce channel, and rebalancing its marketing media mix to acquire new customers and retain existing customers. These investments may also include adding talent with enhanced skills and capabilities in digital marketing, celebrity management, data analytics, and customer experience.

        The following tables contain information regarding the Company's liquidity and capital resources:

	November 2, 2019	February 2, 2019	November 3, 2018
	(Amounts in thousands)
Cash and cash equivalents	$65,565	$95,542	$83,662
Working capital(1)	$1,112	$60,953	$64,905

(1)
Working capital at November 2, 2019 reflects the adoption of ASU 2016-02, as discussed in Note 3, "Leases," in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. Excluding the $39.2 million of current operating lease liabilities recorded in connection with the adoption of ASU 2016-02, working capital at November 2, 2019 would have been $40.3 million.

	Nine months ended November 2, 2019	Nine months ended November 3, 2018
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(23,947)	$9,463
Net cash used in investing activities	$(4,488)	$(3,330)
Net cash used in financing activities	$(1,542)	$(13,379)

Net decrease in cash and cash equivalents	$(29,977)	$(7,246)

Operating Activities

        The increase in net cash used in operating activities during the nine months ended November 2, 2019, as compared to the nine months ended November 3, 2018, is primarily the result of the Company's net loss during the nine months ended November 2, 2019.

Investing Activities

        Net cash used in investing activities was $4.5 million for the nine months ended November 2, 2019, as compared to $3.3 million for the nine months ended November 3, 2018. During the nine months ended November 2, 2019, the Company opened 6 New York & Company stores and 2 Fashion to Figure stores, closed 3 New York & Company stores and 1 Outlet store, converted 2 New York & Company stores into Outlet stores, and remodeled/refreshed 4 New York & Company stores and 1 Outlet store, ending the third quarter of fiscal year 2019 with 414 stores, including 120 Outlet stores (of which 57 are clearance stores) and 11 Fashion to Figure stores. As of November 2, 2019, the Company had 2.1 million selling square feet in operation. Included in the New York & Company store count at November 2, 2019 are 18 Eva Mendes side-by-side stores, 46 Eva Mendes shop-in-shop stores, and 1 free-standing Eva Mendes boutique.

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

        For fiscal year 2019, capital expenditures are expected to be between $11 million and $12 million. In total, fiscal year 2019 capital expenditures reflect continued investments in the Company's information technology, including its omni-channel infrastructure, eCommerce stores and mobile applications, and real estate spending to support opening a select number of new stores and remodeling/refreshing existing locations. The Company expects to end fiscal year 2019 having opened 7 New York & Company stores and 2 Fashion to Figure stores, converted 2 existing New York & Company stores to Outlet stores, remodeled/refreshed 4 New York & Company stores and 1 Outlet store, and closed 22 New York & Company stores, 4 Fashion to Figure stores, and 5 Outlet stores, ending the fiscal year with 388 stores and approximately 1.9 million selling square feet.

        As of November 2, 2019, approximately 70% of the Company's store leases could be terminated by the Company in two years or less, providing the Company with operating flexibility.

Financing Activities

        Net cash used in financing activities for the nine months ended November 2, 2019 was $1.5 million, which consists primarily of principal payments on capital lease obligations. Net cash used in financing activities for the nine months ended November 3, 2018 was $13.4 million, which consists primarily of the $11.5 million early repayment of the Term Loan, a $0.3 million quarterly amortization payment of the Term Loan, $1.3 million of principal payments on capital lease obligations, and $0.3 million of employee payroll taxes for which shares were withheld.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, as of November 2, 2019, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms (ii) and that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed with this report and made a part hereof.

10.1	Amendment No 1. to Fourth Amended and Restated Loan and Security Agreement and Joinder, made by and among Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, LLC and Lerner New York FTF, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2019.
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2019.
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2019.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 11, 2019.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTW RETAILWINDS, INC.
/s/ SHEAMUS TOAL
By:	Sheamus Toal
Its:	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date:	December 11, 2019