Form 10-K
period 2020-02-01
RTW Retailwinds, Inc.
filed 2020-06-09
CIK 1211351

Use these links to rapidly review the document

RTW Retailwinds, Inc. and Subsidiaries Consolidated Financial Statements Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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

         Indicate by check mark whether the registrant has filed a report on and attestation to it's management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting public firm that prepared or issued its audit report. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of August 2, 2019 was approximately $63.3 million, using the closing price per share of $1.99, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of April 1, 2020 was 65,300,484.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed within 165 days of the end of the fiscal year ended February 1, 2020 (as permitted by recent Securities and Exchange Commission guidance, including Release No. 34-88465).

EXPLANATORY NOTE

        This Annual Report on Form 10-K for the fiscal year ended February 1, 2020 ("fiscal year 2019") is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the "Order"). RTW Retailwinds, Inc. filed a Form 8-K ("the Form 8-K") on April 16, 2020, the original due date of the Form 10-K, indicating its reliance on the relief granted by the Order.

        Consistent with the Company's statements made in the Form 8-K, the Company was unable to file its fiscal year 2019 Form 10-K until June 9, 2020, and therefore relied on the Order due to circumstances related to the coronavirus pandemic ("COVID-19"). COVID-19 has caused disruptions to the Company's suppliers overseas and to its supply chain, has resulted in continued store closures, and led to furloughs for all store associates as well as terminating certain corporate personnel. As a result, COVID-19 and related events resulted in the Company's management devoting significant time and attention to assessing the existing and future impact of COVID-19 and those events on the Company's operations, financial position, and cash flows, and developing operational and financial plans to address those matters. This diverted management resources from completing all of the tasks necessary to file the Company's Annual Report by its original due date of April 16, 2020.

i

ANNUAL REPORT ON FORM 10-K INDEX

ii

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K includes forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "could," "may," "plan," "project," "predict" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to its future prospects, developments and business strategies. Factors that could cause the Company's actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, (i) the risks associated with the spread of COVID-19 and its impact on the Company's sales and supply chain including the Company's store closures as a result therefrom and significant declines in revenues caused thereby, and that the Company has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration; (ii) the Company's dependence on mall traffic for its sales and the continued reduction in the volume of mall traffic; (iii) the Company's ability to anticipate and respond to fashion trends; (iv) the impact of general economic conditions and their effect on consumer confidence and spending patterns; (v) changes in the cost of raw materials, distribution services or labor; (vi) the potential for economic conditions to negatively impact the Company's merchandise vendors and their ability to deliver products; (vii) the Company's ability to open and operate stores successfully; (viii) seasonal fluctuations in the Company's business; (ix) competition in the Company's market, including promotional and pricing competition; (x) the Company's ability to retain, recruit and train key personnel; (xi) the Company's reliance on third parties to manage some aspects of its business; (xii) the Company's reliance on foreign sources of production; (xiii) the Company's ability to protect its trademarks and other intellectual property rights; (xiv) the Company's ability to maintain, and its reliance on, its information technology infrastructure; (xv) the effects of government regulation; (xvi) the control of the Company by its largest shareholder and any potential change of ownership of the Company including the shares held by its largest shareholder; (xvii) the impact of tariff increases or new tariffs; and (xviii) those discussed under the heading "Item 1A. Risk Factors" in this Annual Report on Form 10-K. The Company undertakes no obligation to revise the forward-looking statements included in this Annual Report on Form 10-K to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

 PART I

Item 1.    Business

Overview

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., (together with its subsidiaries, the "Company") is a specialty women's omni-channel retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 387 retail and outlet locations in 33 states while also growing a substantial eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, and www.happyxnature.com.The target customers for the Company's merchandise are women between the ages of 25 and 49.

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

        The Company positions itself as a source of fashion, quality and value by providing its customers with an appealing merchandise assortment at attractive price points, generally below those of department stores and other specialty retailers. In fiscal year 2019, the Company continued to invest in its omni-channel infrastructure to provide its customers with the ability to shop where, when and how they would like. In March 2020, the Company discontinued its omni-channel infrastructure investment. The Company's eCommerce channel currently represents approximately 34% of its business. The Company's stores are typically concentrated in medium to large population centers of the United States and are located in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations.

        The Company is facing a period of uncertainty because of the existing and future impact of the coronavirus ("COVID-19"). In March 2020, the COVID-19 outbreak in the United States initially led to reduced store traffic and the temporary reduction of operating hours for the Company's brick-and-mortar stores. As the impact of COVID-19 evolved, the Company took decisive action to temporarily close all of the Company's brick-and-mortar stores to ensure the health and safety of its employees, customers, and communities. As of the date of this filing, in accordance with the federal and state guidelines and the adoption of new health and safety recommendations resulting from the COVID-19 pandemic, the Company began re-opening its brick-and-mortar stores during the first week of June 2020. The Company will re-open stores utilizing a staggered approach, with the goal of all of its brick-and-mortar stores re-opened by the last week of June 2020. The Company cannot reasonably estimate the length or severity of COVID-19. The Company's revenues, results of operations, and cash flows have been materially adversely impacted, and are expected to be further materially adversely impacted, which raises substantial doubt about the Company's ability to continue as a going concern. Please see the "Risk factors" section of this Annual Report on Form 10-K including "Risk-Factors—The recent coronavirus outbreak has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world and has adversely affected the Company's business operations, store traffic, employee availability, financial condition, liquidity and cash flow and is expected to continue to negatively impact the business which could require the Company to restructure its obligations in a manner that would significantly impact its shareholders..." The Company has already experienced substantial and recurring losses from operations, and such losses have caused a retained deficit of $164.6 million as of February 1, 2020. As such, the Company has been considering available options including restructuring its obligations or seek protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended February 1, 2020 and the 52-week year ended February 2, 2019 are referred to herein as "fiscal year 2019" and "fiscal year 2018," respectively. The 52-week year ending January 30, 2021 is referred to herein as "fiscal year 2020."

The Company's Strategies

Transformation into a Digitally Dominant Retailer

        Prior to the impact of COVID-19, the Company planned to accelerate its strategy to reposition itself as a digitally dominant retailer. With that, it anticipated the closure of 150 stores over the next 18 months as a component of the Company's transformation to a digitally dominant portfolio of brands. If the Company seeks protection under the bankruptcy laws as discussed above, it could close more than 150 stores, or it may close all of its stores. The reduction of non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores and online. Since the beginning of fiscal year 2014, the Company has closed 179 stores.

Evolve as a Broader Lifestyle Brand

        In November 2018, the Company changed its name to RTW Retailwinds, Inc. to establish a strong and distinct corporate identity reflecting the Company's multi-brand portfolio strategy. Prior to the impact of COVID-19, the Company had plans to maximize the power of its omni-channel retail platform and leverage its core operating strengths to become the premier incubator of celebrity and lifestyle brands, offering assortments across categories and channels.

        The Company's celebrity collaborations and sub-brand strategy deliver a differentiated experience for its customers, provide trending fashion and a versatile assortment that the Company believes will continue to broaden its reach as a lifestyle brand. The Company believes that its successful celebrity collaborations have also elevated the performance of the Company's other sub-brands and will continue to do so in the future. The Company currently has the following sub-brands: 7th Avenue Design Studio, Soho Jeans, Soho Street, the Eva Mendes Collection, and the Gabrielle Union Collection.

Enhance Brand Awareness, Increase Customer Engagement, and Drive Traffic

        The Company seeks to build and enhance the recognition, appeal and reach of its New York & Company® brand through its merchandise assortment, celebrity collaborations, expansion of its private label credit card and loyalty program ("Runway Rewards"), best-in-class customer service, and consistent marketing in-store, on its website and through mobile devices, including tablets. The Company plans to focus on new customer acquisition and retention of existing customers, and rebalance its marketing media mix and leverage its celebrity collaborations and sub-brands to amplify the New York & Company brand.

        The Company believes that its celebrity collaborations with Eva Mendes, Gabrielle Union, and Kate Hudson elevate and differentiate the New York & Company brand. The Company leverages its celebrity collaborations to create an emotional connection with its customers and increase overall brand awareness. The Company continually explores the addition of new celebrity collaborations.

Drive eCommerce Growth and Expand Omni-Channel Capabilities

        The Company operates an omni-channel retail platform with the purpose of providing a seamless and consistent shopping experience across all channels of its business, allowing its customers to shop in stores, on mobile or desktop. In fiscal year 2019, net sales from eCommerce represented approximately 34% of the Company's business. The Company views the eCommerce channel (www.nyandcompany.com) as its largest store providing the broadest selection of merchandise, including exclusive styles and extended sizes. The Company's eCommerce store and mobile app are integral to the success of its omni-channel retail strategy, driving increased sales and traffic across all channels.

Design and Merchandising

        The Company's product development group, led by its merchant and design teams in collaboration with celebrity collaborators, is dedicated to consistently delivering high-quality and on trend fashion apparel and accessories at competitive prices to its customers. The Company seeks to provide its customers with key fashion items of the season and encourages through its store and digital footprint a versatile wardrobe that addresses customers' specific lifestyle needs. The Company offers a broad assortment of product inclusive of its successful celebrity collaborations, and lifestyle based sub-brands, along with a broad assortment of coordinating apparel items and accessories. The Company's merchandising, marketing and promotional efforts encourage multiple-unit and outfit purchases and focuses on customer loyalty.

        While the Company delivers select new items every two to four weeks to its stores in order to keep the merchandise current and to keep customers engaged, new product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). Product line development begins with the introduction of design concepts, key franchise styles and trend stories particular to each sub-brand in the selection for the product line. From a speed to market perspective, the Company has made several improvements to its product development calendar, which have shortened the total supply chain timeline. These changes, along with the implementation of a formalized "Fast Track" product development process, enables the Company to more effectively leverage runway and trend intelligence; and combined with improvements to the Company's logistics network provides more rapid delivery of product from concept to in-store. The Company's designers focus on overall concepts and identify and interpret the fashion trends for the season, identifying those particular apparel items and accessories that will appeal to its target customer, designing the product line and presenting it to the Company's merchants for review. The Company's merchants are responsible for developing seasonal strategies in partnership with their planning and allocation partners to maximize performance. Merchandising also develops a detailed list of desired apparel pieces and accessories to guide the designers. Merchandising is buying, testing, editing, placing product and pricing the line during the season on an ongoing basis. This integrated and internal development and tested approach to design, merchandising and sourcing, enables the Company to carry a versatile merchandise assortment that addresses customer demand while attempting to minimize inventory risk and maximize sales and profitability.

Sourcing

        The Company's sourcing approach focuses on quality, speed and cost in order to provide timely delivery of quality goods. This is accomplished by closely managing the product development cycle, from raw materials and garment production to store-ready packaging, logistics and customs clearance.

        Sourcing Relationships.    The Company purchases apparel and accessories products directly from manufacturers and in some instances from importers. The Company's relationships with its direct manufacturers are supported by independent buying agents, who help coordinate the Company's purchasing requirements with the factories. The Company's unit volumes, long-established vendor relationships and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable it to buy high-quality, low-cost goods. The Company is not subject to long-term production contracts with any of its vendors, manufacturers or buying agents. The Company's broad sourcing network allows it to meet its factory workplace standards; objectives of quality, cost, speed to market; and inventory efficiency by shifting merchandise purchases as required, and allows it to react quickly to changing market or regulatory conditions. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 95% of all merchandise purchases made during fiscal year 2019. The Company utilized two major apparel agents, which together represented approximately 63% of the Company's merchandise purchases during fiscal year 2019; however, no individual factory represented more than 8% of the Company's merchandise purchases.

        Quality Assurance and Compliance Monitoring.    The RTW Retailwinds, Inc. Global Compliance Program (the "Compliance Program") is administered by the Company's in-house compliance team, in partnership with third-party providers, and provides monitoring of country of origin, point of fabrication compliance, compliance with the Company's Code of Business Conduct for Suppliers, labor standards, and supply chain security. The Compliance Program includes supply chain labor standards and Customs-Trade Partnership Against Terrorism (C-TPAT) security audits, announced or unannounced, conducted by the Company's in-house compliance team, as well as the Company's primary third party audit firm and two additional third party audit firms. Subject to health and safety considerations, annual international and domestic visits are conducted by the Company's in-house compliance team for select vendors and their respective factories. The Company's in-house compliance team visits factories to ensure that factory management and associates understand and comply with the Company's Code of Business Conduct for Suppliers, labor standards and supply chain security standards. The Company's independent buying agents and importers also conduct in-line factory and final quality audits. In addition, all of the vendors that manufacture merchandise for the Company enter into a master sourcing agreement with the Company that specifies their obligations with respect to quality, safety and ethical business practices.

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

Real Estate

        As of February 1, 2020, the Company operated 387 stores in 33 states, with an average of 5,004 selling square feet per store. The Company's growth and productivity statistics are reported based on selling square footage because management believes the use of selling square footage yields a more accurate measure of store productivity than gross square footage. All of the Company's stores are leased and are primarily located in medium to large population centers of the United States in shopping malls, lifestyle centers, outlet centers, and off-mall locations, including urban street locations. As of February 1, 2020, approximately 70% of the Company's store leases could be terminated by the Company within two years.

Historical Store Count

Fiscal Year	Total stores open at beginning of fiscal year	Number of stores opened during fiscal year	Number of stores closed during fiscal year	Number of stores remodeled during fiscal year	Total stores open at end of fiscal year
2019	410	8	(31)	6	387
2018	432	15	(36)	1	411

Historical Selling Square Footage

Fiscal Year	Total selling square feet at beginning of fiscal year	Increase in selling square feet for stores opened during fiscal year	Reduction of selling square feet for stores closed during fiscal year	Net (reduction) increase of selling square feet for stores remodeled during fiscal year	Total selling square feet at end of fiscal year
2019	2,047,032	37,500	(142,017)	(6,019)	1,936,496
2018	2,171,329	53,174	(181,954)	4,483	2,047,032

 Store Count by State as of February 1, 2020

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	6	Maryland	17	Ohio	15
Arizona	5	Massachusetts	7	Oklahoma	1
California	42	Michigan	8	Pennsylvania	25
Colorado	2	Minnesota	3	Rhode Island	2
Connecticut	6	Mississippi	1	South Carolina	10
Delaware	2	Missouri	4	Tennessee	8
Florida	27	Nevada	3	Texas	36
Georgia	17	New Hampshire	1	Virginia	18
Illinois	16	New Jersey	26	Wisconsin	2

Indiana	4	New Mexico	1	Grand Total	387

Kentucky	5	New York	43
Louisiana	5	North Carolina	19

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

        Inventory Management.    The Company's inventory management systems, which support the Company's omni-channel retail strategy, are designed to maximize merchandise profitability and increase inventory turns. The Company constantly monitors inventory turns on the selling floor and uses pricing and promotions to maximize sales and profitability and to achieve inventory turn goals. The Company is able to quickly distribute merchandise from its traditional retail stores to its Outlet stores to maximize sell-through and optimize its in-store merchandise assortment. The Company's inventory loss prevention program is integrated with the store operations and finance departments of its business. This program includes electronic article surveillance systems in a majority of stores, including sensor and ink tagging, as well as the use of data analytics, fraud prevention technology, the monitoring of merchandise returns, merchandise voids, employee sales and deposits, and educating store personnel on loss prevention.

        Field Sales Organization.    The Company's New York & Company and Outlet store teams are integrated as one organization, streamlining business processes to increase efficiency and reduce costs. Currently, the Company's field sales organization is organized into 4 regions. The 4 regions are organized into 16 districts. Each region is managed by a regional manager. The Company staffs approximately 16 district managers, with each typically responsible for the sales and operations of 24 stores on average. Each store is usually staffed with a store manager and 2 additional support staff. Higher volume stores may have additional positions as required. All stores are staffed with hourly sales associates. The Company has approximately 1,000 full-time in-store managers. The goal of the Company's field sales organization is to provide a memorable customer experience by creating an environment that is inspirational, exciting and fun. To accomplish this goal, the field sales organization is continuously engaged in various initiatives to improve talent assessment and acquisition processes, enhance brand education and communication training and increase engagement with the customer in store to drive sales and profitability. The Company seeks to instill enthusiasm and dedication in its store management personnel by maintaining an incentive-based bonus plan for its field managers. The program is currently based on monthly sales performance and seasonal inventory loss targets. The Company believes that this program effectively creates incentives for its senior field leaders and aligns their interests with the financial goals of the Company. The Company evaluates the selling and fitting room experience, visual merchandising standards, and the operational execution of running a productive store. Stores are required to meet or exceed established store standards to ensure the quality of the customers' overall in-store experience.

        The Company typically employs between 3,000 and 4,000 full- and part-time store sales associates, depending on the Company's seasonal needs. The Company has store operating policies and procedures and efficient point-of-sale ("POS") terminals and an in-store training program for new store employees. Detailed product descriptions are also provided to sales associates to enable them to gain familiarity with product offerings. The Company offers its sales associates a discount on the Company's apparel and accessories.

Brand Building and Marketing

        In November 2018, the Company changed its name to RTW Retailwinds, Inc. to establish a strong and distinct corporate identity reflecting the Company's multi-brand portfolio strategy. The Company's brands include New York & Company, Fashion to Figure, and Happy x Nature. While the Company has invested in the growth of its new brands, the Company believes that its New York & Company brand is among its most important assets. The Company's ability to continuously evolve its brand to appeal to the changing needs and priorities of its target customer is a key source of its competitive advantage. The Company believes its exclusive merchandise and sub-brands, including 7th Avenue Design Studio, Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service differentiate its brand from its competitors and drives strong brand recognition and endorsement by its target customers. The Company is leveraging its existing collaborations with celebrities Eva Mendes, Gabrielle Union and Kate Hudson to amplify the New York & Company brand. The Company believes its celebrity collaborations create an emotional connection with its customers and increase overall brand awareness. The Company continually explores the addition of new celebrity collaborations.

        The Company has invested in the development of its brands through, among other things, direct mail, Fashion Books, in-store marketing, digital marketing, email and text messaging programs, social media—Facebook, Instagram, Twitter, and Pinterest, public relations programs and select advertising. The Company also makes investments to enhance the overall customer experience through remodeling/refreshing existing stores, broadening its assortment online and consistently upgrading the online experience, both in desktop and mobile applications, including tablets, and focusing on customer service. For each of its brands, the Company consistently communicates brand image across all aspects of its business, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising.

        The Company believes that it is strategically important to acquire new customers and communicate directly with its current customer base on a regular basis. The Company uses its customer database, which includes approximately four million customers who have made purchases within the last twelve months, to design marketing programs to attract its core customers.

Customer Credit

        The Company has a credit card processing agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"), which provides the services of the Company's proprietary credit card program ("NY&C PLCC"). The Company allows payments on this credit card to be made at its stores as a service to its customers. ADS owns the credit card accounts, with no recourse to the Company. All of the Company's proprietary credit cards carry the New York & Company brand. These cards provide purchasing power to customers and an additional channel for the Company to communicate product offerings.

        The Company has a strong strategic focus on its private label credit card and its Runway Rewards loyalty program to increase the number of credit card holders and sales to such customers. NY&C PLCC sales represented 45% of total Company sales in fiscal year 2019.

        On July 14, 2016, the Company entered into a Second Amended and Restated Private Label Credit Card Program Agreement, effectively dated May 1, 2016, with Comenity Bank, which replaced the existing agreement with ADS and has a term through April 30, 2026 (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to customers of the Company. In connection with the execution of the ADS Agreement, the Company received $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. In addition, over the 10-year term of the ADS Agreement, the Company will receive an increased level of royalty payments based on a percentage of private label credit card sales. During fiscal year 2019 and fiscal year 2018, the Company recognized $22.1 million and $23.7 million of revenue from royalties and the amortization of signing bonuses in connection with the ADS Agreement, respectively. Deferred revenue related to the ADS Agreement was $25.0 million at February 1, 2020, which will be amortized through April 30, 2026.

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

        One of the Company's top priorities in fiscal year 2019 was optimizing its omni-channel retail strategy to provide a seamless and consistent customer shopping experience across store and eCommerce channels. The Company believes that its omni-channel retail strategy has improved its customers' shopping experiences, which will continue to enhance brand image and increase customer loyalty. Through fiscal year 2019, the Company continued to invest resources into omni-channel retail initiatives, with a particular focus on mobile, and leveraged the enhanced customer shopping experience to drive additional traffic and increase sales across all channels. The Company also invested in additional technology and services to enhance the customer experience on its digital channels: desktop and tablet, mobile web and mobile applications.

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

Competition

        The retail and apparel industries are highly competitive. The Company competes with traditional department stores, specialty store retailers, discount apparel stores, international retailers opening large numbers of stores in the United States, and direct marketers for, among other things, customers, raw materials, market share, retail space, finished goods, sourcing and personnel. The Company differentiates itself from its competitors on the basis of its exclusive merchandise and multi-brand portfolio, including its celebrity collaborations and sub-brands, combined with accessories, proprietary merchandise designs, value pricing, merchandise quality, in-store merchandise display and store service. The Company believes that its talented, in-house design, marketing, sourcing and production teams, in partnership with a global network of vendors and factories provide a competitive advantage.

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). New product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). The Company's business experiences seasonal fluctuations in net sales and operating income, with a larger portion of its sales typically realized during the fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter. Due to COVID-19 overlapping the important holiday season selling period of Easter and Mother's Day, the Company was left with significant unsold inventory during Spring 2020.

Intellectual Property

        The Company's trademarks, including New York & Company®, NY&C®, Soho New York & Company Jeans®, Lerner®, Fashion to Figure®, and FTF® brands, are registered with the United States Patent and Trademark Office and with registries of many foreign countries. The Company also has long-term license agreements with its celebrity collaborators to use their name, likeness and other related materials to market specified brands.

Employees and Labor Relations

        As of February 1, 2020, the Company had a total of 4,971 employees of which 1,413 were full-time employees and 3,558 were part-time employees, who are primarily store associates. The number of part-time employees fluctuates depending on the Company's seasonal needs. The collective bargaining agreement with the Local 1102 unit of the Retail, Wholesale and Department Store Union (RWDSU) AFL-CIO is in effect through August 31, 2021. Approximately 7% of the Company's total employees are covered by collective bargaining agreements and are primarily non-management store associates. The Company believes its relationship with its employees is good. As of the date of this filing, in accordance with the federal and state guidelines and the adoption of new health and safety recommendations resulting from the COVID-19 pandemic, the Company began re-opening its brick-and-mortar stores during the first week of June 2020. The Company will re-open stores utilizing a staggered approach, with the goal of all of its brick-and-mortar stores re-opened by the last week of June 2020. As a result of the temporary store closures related to COVID-19, the Company's store associates have been temporarily furloughed. For further information, see Note 15, "Subsequent Events," to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

        During fiscal year 2018, the United States began to impose additional tariffs on certain Chinese-made imported products which had minor impact on the Company's products. On

September 1, 2019, additional tariffs were imposed on the majority of products the Company imports from China, such as apparel, accessories, and footwear, with subsequent partial reductions on February 14, 2020. The Company has been able to minimize the negative impact of these tariffs and new and/or incremental tariffs thus far, as the Company has been actively reducing its penetration of Chinese-made imported products and has engaged vendor participation to negotiate cost-sharing agreements, and has managed and adjusted future buys and product pricing. The Company sourced approximately 65% of its goods from China in fiscal year 2019, so any tariffs or other trade restrictions impacting the import of apparel and accessories from China could have a material adverse impact on the Company. However, the Company has taken steps to attempt to mitigate the impacts of tariffs on imports from China, including renegotiation of product costs, shifting merchandise mix, and sourcing merchandise from factories outside of China. There can be no assurance that these actions will mitigate the impact of existing tariffs and new and/or incremental tariffs and consequentially, the Company may experience a material adverse impact from such tariffs to its results of operations, financial position and cash flows.

Smaller Reporting Company Status

        The Company qualifies as a "smaller reporting company" as defined under Rule 12b-2 of the Exchange Act ("Rule 12b-2"). The Company will continue to qualify as a smaller reporting company if: (i) its public float is less than $250 million; or (ii) its annual revenues are less than $100 million and its public float is less than $700 million. Pursuant to Rule 12b-2, the Company determined it qualified as a smaller reporting company as of the last business day of its second fiscal quarter. As a smaller reporting company, the Company may use the smaller reporting company scaled disclosure accommodations of Regulation S-K and S-X in its filings.

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

Item 1A.    Risk Factors

The recent coronavirus outbreak has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world and has adversely affected the Company's business operations, store traffic, employee availability, financial condition, liquidity and cash flow and is expected to continue to negatively impact the business which could require the Company to restructure its obligations or seek protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable.

        The outbreak of the COVID-19 continues to grow in the United States and globally, and related government and private sector responsive actions have adversely affected the Company's business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

        In March 2020, the COVID-19 outbreak in the United States initially led to reduced store traffic and the temporary reduction of operating hours for the Company's brick-and-mortar stores. As the impact of COVID-19 evolved, the Company took decisive action to temporarily close all of the Company's brick-and-mortar stores to ensure the health and safety of its employees, customers, and communities. As of the date of this filing, in accordance with the federal and state guidelines and the adoption of new health and safety recommendations resulting from the COVID-19 pandemic, the Company began re-opening its brick-and-mortar stores during the first week of June 2020. The Company will re-open stores utilizing a staggered approach, with the goal of all of its brick-and-mortar stores re-opened by the last week of June 2020. The Company cannot reasonably estimate the length or severity of COVID-19. The Company's revenues, results of operations, and cash flows have been materially adversely impacted, and are expected to be further materially adversely impacted, which raises substantial doubt about the Company's ability to continue as a going concern.

        The Company's response to COVID-19 may also impact its customer loyalty. If the Company's customer loyalty is negatively impacted or consumer discretionary spending habits change, including in connection with rising levels of unemployment, the Company's market share may suffer as a result.

        Because the Company has temporarily closed all of its stores, the Company has taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of the Company's personnel and terminating certain corporate personnel. These steps may have an impact on the Company's ability to attract and retain associates in the future. If the Company is unable to attract and retain associates in the future, such as those associates who find other employment during the furlough period, the Company may experience operational challenges when it re-opens its stores. These risks related to the Company's business, financial condition, and results of operations, are especially heightened given the uncertainty as to the extent and duration of COVID-19's existing and future impact. The Company may also face demands or requests from its associates for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and the Company could experience labor disputes or disruptions as it continues to implement its COVID-19 mitigation plans.

        All of the Company's corporate office associates are working remotely. As a result, the Company faces certain operational risks, including heightened cybersecurity risks. In addition, the Company cannot predict the impact that COVID-19 will have on its suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact the Company. The Company may not be able to mitigate the impact COVID-19 has had and will have on its business and has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration.

The Company's audited financial statements include a statement that there is a substantial doubt about the Company's ability to continue as a going concern and a continuation of negative financial trends could result in the Company's inability to continue as a going concern.

        The Company's audited financial statements as of and for the year ended February 1, 2020 were prepared on the assumption that the Company would continue as a going concern. The Company's audited financial statements as of and for the year ended February 1, 2020 did not include any adjustments that might result from the outcome of this uncertainty. As a result of the existing and future impact of COVID-19 on the Company's operations as described above, management has determined that there is a substantial doubt about the Company's ability to continue as a going concern over the next twelve months and the Company's independent auditors have included a "going concern" explanatory paragraph in their report on the Company's financial statements as of and for the year ended February 1, 2020.

        The Company may not be able to mitigate the impact COVID-19 has had and will have on its business and has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration.

The Company's ability to accelerate its transformation to a digitally dominant retailer is a complex strategy that will require expertise and resources to execute. If the Company is unable to execute on the acceleration of its business transformation to a digitally dominant retailer, the Company may experience a material adverse effect to it results of operations, financial condition, liquidity and cash flows.

        Prior to the impact of COVID-19, the Company planned to accelerate its strategy to reposition itself as a digitally dominant retailer. With that, it anticipated the closure of 150 stores over the next 18 months as a component of the Company's transformation to a digitally dominant portfolio of brands. If the Company seeks protection under the bankruptcy laws as discussed above, it could close more than 150 stores, or it may close all of its stores. The reduction of non-productive selling square feet is an integral component of the Company's goal to improve productivity and profitability across its chain of stores and online.

        The Company planned to make strategic investments to grow as a digitally dominant multi-brand portfolio company, but these investments are now on hold. These investments may include the expansion of its celebrity collaborations and existing brands, launching new lifestyle brands, driving growth in the eCommerce channel, and rebalancing its marketing media mix to acquire new customers and retain existing customers. As such, during the three months ended November 2, 2019, the Company launched its Customer First initiative with the objective to reinvent all aspects of its marketing programs, from data analytics, creative storytelling, personalization and segmentation, and content creation with an intense focus on the customer. The Company remains focused on transforming its marketing efforts to be customer-first, data-driven and creatively optimized, which, when combined the Company believes will elevate the customer experience, engage new customers and retain existing customers.

        In addition, the Company planned to implement an organizational structure to support a digitally dominant business and growth as a multi-brand portfolio company. This included the Design and Merchandising department re-alignment to improve clarity of offer, optimize organizational efficiencies and reduce development expense.

        If the Company is unable to execute on the acceleration of its business transformation to a digitally dominant retailer, or any of the components of that strategic agenda, the Company may experience a material adverse effect to its results of operations, financial condition, liquidity and cash flows.

A continued reduction in the volume of mall traffic could significantly reduce the Company's sales and leave it with unsold inventory, reducing the Company's profits or creating losses.

        Many of the Company's stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. The Company's sales volume and store traffic will be adversely affected by a continued decrease in the popularity of malls or other shopping centers in which the Company's stores are located, the closing of anchor stores important to driving mall traffic and therefore the Company's business, a decline in popularity of other stores in the malls or shopping centers in which the Company's stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to invest in improvements and finance tenant improvements for the Company and other retailers. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from internet retailers, non-mall retailers and other malls where the Company does not have stores, and the impact of COVID-19 on consumer behavior. A continued reduction in mall traffic as a result of these or any other factors could materially adversely affect the Company's business.

If the Company is not able to respond to fashion trends in a timely manner, develop new merchandise or launch new product lines successfully, it may be left with unsold inventory, experience decreased profits or incur losses or suffer reputational harm to the image of its brands.

        The Company's success depends in part on management's ability to anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully identify or react to changing styles or trends and misjudges the market for its products or any new product lines, its sales may be lower, gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its financial condition and results of operations. The Company's brand image may also suffer if customers believe that it is no longer able to offer the latest fashions. Some of the Company's brands are affiliated with celebrities; if the Company experiences an unplanned interruption in the collaboration with these celebrities, including Eva Mendes, Gabrielle Union, or Kate Hudson, for any reason, it may result in a decrease in net sales and profitability. The Company has long-term license agreements with its celebrity collaborators to use their name, likeness and other related materials to market specified brands. The Company may not be able to renew expiring licenses on terms that are favorable to the Company or at all, which could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

The Company's inability to maintain the image of its brands, engage new and existing customers and gain market share could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's success depends heavily on the value associated with its New York & Company brand, including its celebrity collaborations and sub-brands. The New York & Company name is integral to the Company's existing business, as well as to the implementation of its strategy for growing and expanding its business. Maintaining, promoting and growing the Company's brands will depend largely on the success of its design, merchandising and marketing efforts and its ability to provide a consistent, high-quality customer experience. The Company's reputation could be jeopardized if it fails to maintain high standards for merchandise quality and integrity and any negative publicity about these types of concerns may reduce demand for the Company's merchandise. While the Company's brands enjoy a loyal customer base, the success of the Company's growth strategy depends, in part, on the Company's ability to keep existing customers engaged as well as attract new customers to shop its brands. The Company's brands could be adversely affected if the Company's public image or reputation were to be tarnished, which could result in a material adverse effect on the Company's business. If the value associated with the Company's brands were to diminish, the Company's sales could decrease, causing decreased profits or losses.

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

The failure of the Company's celebrity collaborators to protect their reputation could have a material adverse effect on the Company's business, reputation and brand image.

        The Company's success is partially dependent on the reputations of its celebrity collaborators, such as Eva Mendes, Gabrielle Union and Kate Hudson. The Company often relies on its celebrity collaborators to manage and maintain their brands, but these celebrity collaborators' reputation may be harmed due to factors outside the Company's control, which could negatively impact the Company's brand image and have a material adverse effect on its business. Certain of the Company's products bear the names and likeness of celebrities, whose brand or image may change without notice and who may not maintain the appropriate celebrity status or positive association among the consumer public to support projected sales levels. Damage to the reputations of the Company's celebrity collaborators could have a material adverse effect on the Company's results of operations, financial condition and cash flows, as well as require additional resources to rebuild the Company's reputation.

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

        The Company's business is impacted by general economic conditions, including the impact of COVID-19, and their effect on consumer confidence and the level of consumer spending on the merchandise the Company offers. These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit, and consumer confidence, among others. Economic conditions could negatively affect consumer purchases of the Company's merchandise and adversely impact the Company's business, financial condition and results of operations. Economic conditions could also negatively impact the Company's merchandise vendors and their ability to deliver products and sustain profits and sufficient liquidity. To counteract potential cash flow problems, the Company's merchandise vendors may require letters of credit or attempt to increase prices, pass through increased costs or seek some other form of relief, which may adversely impact the Company's business, financial condition and results of operations. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which could negatively impact traffic in the Company's stores leading to a decrease in sales and profitability. However, during COVID-19, the Company has taken steps to reduce operating costs and improve efficiency, including targeted reductions in capital expenditures, and engaging in conversations with landlords to defer April and May 2020 rent payments as well as conversations with vendors to defer payments until the Company's brick-and-mortar stores reopen. As of the date of this filing, the Company has received default notices from various landlords and vendors for non-payment.

The raw materials used to manufacture the Company's products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

        The raw materials used to manufacture the Company's products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. The Company sources nearly all of its merchandise from three countries, with China, Vietnam and Indonesia representing approximately 95% of all merchandise purchases during fiscal year 2019. Any one of these countries could experience increased inflationary pressure, which could lead to increased costs for the Company. In addition, the Company's transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. Furthermore, if the Company's vendors suffer prolonged manufacturing or transportation disruptions due to public health conditions or other unforeseen events, such as the COVID-19 pandemic, the Company's ability to source product could be adversely impacted which would adversely affect the Company's results of operations. However, during COVID-19, the Company has taken steps to reduce operating costs and improve efficiency, including targeted reductions in capital expenditures, and engaging in conversations with landlords to defer April and May 2020 rent payments as well as conversations with vendors to defer payments until the Company's brick-and-mortar stores reopen. As of the date of this filing, the Company has received default notices from various landlords and vendors for non-payment.

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

  •
  fashion trends;

  •
  mall traffic, including the impact of COVID-19;

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

  •
  actions of competitors or mall anchor tenants; and

  •
  pandemics (including COVID-19).

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

        Seasonal fluctuations also affect the Company's inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter. If the Company is not successful in selling its inventory, it may have to write down the value of its inventory or sell it at significantly reduced prices or the Company may not be able to sell such inventory at all, which could have a material adverse effect on the Company's financial condition and results of operations. Due to COVID-19 overlapping the important holiday season selling period of Easter and Mother's Day, the Company was left with significant unsold inventory during Spring 2020.

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

  •
  natural disasters, disease epidemics, pandemics (including COVID-19) and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

        The Company purchases apparel and accessories directly from third-party manufacturers and in some instances from importers. The Company utilized two major apparel agents, which together represented approximately 63% of the Company's merchandise purchases made during fiscal year 2019; however, no individual factory represented more than 8% of the Company's merchandise purchases. Similar to most other specialty retailers, the Company has short selling seasons for much of its inventory. Factors outside of the Company's control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

The Company may remodel/refresh and relocate a portion of its existing store base annually, and may open a select number of new stores. The Company may not be able to successfully remodel/refresh and relocate existing stores, or open new stores, on a timely basis or at all. In addition, opening new stores and relocating or remodeling/refreshing existing stores may strain its resources and cause the performance of its existing stores to suffer.

        The Company may remodel/refresh and relocate a portion of its existing store base annually, and may open a select number of new stores. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease and renewal terms, including the renegotiation of existing rent concessions, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores in a timely basis. To the extent that the Company's new store openings are in existing markets, the Company may experience reduced net sales volumes in existing stores in those markets. The Company expects to fund its new stores through cash flow from operations and, if necessary, by borrowings under its revolving credit facility; however, if the Company experiences a decline in performance, the Company may slow or discontinue store openings. The Company may not be able to successfully execute any of these strategies on a timely basis. If the Company fails to successfully implement these strategies, its financial condition and results of operations would be adversely affected.

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

        The Company uses its customer database to market to its customers. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on the Company's future marketing activity. In addition, while the Company is compliant with Payment Card Industry Data Security Standards (PCI DSS), to the extent the Company's or its business partners' security procedures and protection of customer information prove to be insufficient or inadequate, the Company may become subject to litigation or other claims, which could expose it to liability and cause damage to its reputation or brand.

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

The Company is subject to numerous laws and regulations, including federal and state minimum wage laws that could affect its operations. Changes in such laws and regulations could affect its profitability and impact the operation of its business through delayed shipments of its goods, increased costs, fines or penalties.

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

        On April 4, 2016, the State of California passed legislation raising the hourly minimum wage to $15 by the end of year 2022. On the same day, the State of New York enacted similar legislation increasing the hourly minimum wage to $15 in New York City by the end of year 2018, and in other parts of the state by the end of year 2021. Such legislation requires mandatory annual increases to the hourly minimum wage in the interim. As a result, the Company increased the hourly minimum wage in California, New York City, and other parts of New York State, as well as in a number of other states, as required. In addition, certain jurisdictions are considering or have enacted privacy and/or cyber security laws and regulations that do or could impose additional obligations on the Company. For example, on January 1, 2020, the California Consumer Privacy Act of 2018 (the "CCPA") became effective. The CCPA requires certain companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data each company has collected on them and, if they so choose, the right to demand that such companies delete their data, subject to certain exemptions defined in the statute. While the Company believes that it has sufficient measures in place to comply with its obligations under the CCPA, failure to comply with its requirements could result in civil penalties. However, the CCPA additionally provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business's failure to implement and maintain required reasonable security procedures.

As of the date of this filing, final regulations from the California Attorney General have not been released.

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

        The Company and third parties that manage portions of the Company's secure data are subject to cybersecurity risks and incidents. The Company's business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and the Company's financial and strategic data. The protection of the Company's customer, employee and Company data is vitally important to the Company. To date, data security breaches have not had a material impact on the Company's financial condition, operating results or business; however, the Company could suffer material financial or other losses in the future and it may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks or intrusions. While the Company has implemented measures to prevent and detect security breaches and cyber incidents, and continues to invest in the fortification of its information systems, networks and infrastructure, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of the Company's systems and infrastructure because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target. The Company or its third-party service providers may not be able to anticipate these techniques or implement sufficient preventative measures. In addition, data security breaches can also occur as a result of non-technical issues, including breaches by the Company or by the Company's third-party service providers that result in the unauthorized release of personal or confidential information. Any failure of the Company's data protection and security measures and any failure of third parties that assist the Company in managing its secure data could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential and other information. This could result in significant losses, including loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect the Company's business, financial condition or results of operations. Any of these events could result in litigation and legal liability, harm to the Company's reputation, loss of confidence in the Company's ability to protect sensitive information, a distraction to the Company's business, and the need to divert resources to remedy the issues, any of which could adversely affect the Company's business, financial condition and results of operations. Although the Company maintains cybersecurity insurance, there can be no assurance that the Company's insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to the Company in a timely manner.

Risks associated with the Company's eCommerce stores.

        The Company operates online stores at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, www.fashiontofigurecloset.com, and www.happyxnature.com, which are integral to the success of the Company's omni-channel retail strategy and where it sells its largest assortment of its merchandise. The Company's eCommerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, cybersecurity incidents and the need to invest in additional computer systems. The eCommerce operations also involve other risks that could have an impact on the Company's results of operations, including but not limited to diversion of sales from the Company's other stores, rapid technological change, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. If the Company is unable to successfully address and respond to these risks, revenues could be lost, costs could increase, and the Company's reputation may be damaged.

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

        The Company accepts payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, Afterpay, its private label credit cards, and gift cards. Acceptance of these payment options subjects the Company to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. Although no systems can completely prevent theft, security countermeasures have been deployed to reduce the potential for fraud and theft by criminals. Although the Company has taken steps to decrease its risk of a data breach, the Company may still suffer a data breach, which could have a material adverse effect on the Company's brand image, financial condition and results of operations.

The covenants in the Company's revolving credit facility impose restrictions that may limit its operating and financial flexibility.

        On March 20, 2020, as a precautionary measure and to preserve financial flexibility, given the uncertain environment resulting from COVID-19 pandemic, the Company drew down $40 million under the Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement and Joinder (the "Loan Agreement," further described under "Long-Term Debt and Credit Facilities" below) at an interest rate equal to the LIBOR plus a margin of 1.25%. As a result of the COVID-19 pandemic and steps the Company took in response thereto, subsequent to February 1, 2020 and prior to June 3, 2020, the Company was in default under the Loan Agreement, although the Company did not receive any default notices from Wells Fargo, National Association, administrative agent and lender. The Company has obtained a forbearance of certain specified potential defaults under Amendment No. 2 to the Loan Agreement through June 30, 2020. For further information, see Note 15, "Subsequent Events," to the consolidated financial statement appearing elsewhere in this Annual Report on Form 10-K.

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

        In addition, the Company's credit facility includes additional restrictive covenants and prohibits it from prepaying its other indebtedness while indebtedness under its credit facility is outstanding. The agreement governing the Company's credit facility also requires it to achieve specified financial and operating results and maintain compliance with specified financial ratios. The Company's ability to comply with these ratios may be affected by events beyond the Company's control.

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

The Company may lose key personnel.

        The Company believes that it has benefited from the leadership and experience of its key executives. The loss of the services of any of these individuals could have a material adverse effect on the business and the prospects of the Company. Competition for key personnel in the retail industry is intense and the Company's future success will depend upon its ability to retain, recruit and train qualified personnel.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of the Company's stores, encompassing approximately 2.5 million total gross square feet as of February 1, 2020, are leased under operating leases expiring in various years through 2031. As of February 1, 2020, approximately 70% of its store leases could be terminated by the Company within two years, and approximately 90% of the Company's store leases could be terminated by the Company within five years. The Company leases 182,709 square feet of office space at 330 West 34th Street, New York, New York, which expires in 2030. Additionally, the Company owns a parcel of land located in Brooklyn, New York on which it operates one of its leased stores.

Item 3.    Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows. See Note 8, "Commitments and Contingencies," to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange under the symbol "RTW." The number of holders of record of common stock at April 3, 2020 was 147.

Issuer Sales of Equity Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        As a "smaller reporting company," the Company is not required to provide the information required by this Item.

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

Overview

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., is a specialty women's omni-channel retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 387 retail and outlet locations in 33 states while also growing a substantial eCommerce business. The Company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, www.fashiontofigurecloset.com, and www.happyxnature.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        In March 2020, the COVID-19 outbreak in the United States initially led to reduced store traffic and the temporary reduction of operating hours for the Company's brick-and-mortar stores. As the impact of COVID-19 evolved, the Company took decisive action to temporarily close all of the Company's brick-and-mortar stores to ensure the health and safety of its employees, customers, and communities. As of the date of this filing, in accordance with the federal and state guidelines and the adoption of new health and safety recommendations resulting from the COVID-19 pandemic, the Company began re-opening its brick-and-mortar stores during the first week of June 2020. The Company cannot reasonably estimate the length or severity of COVID-19. The Company's revenues, results of operations, and cash flows have been materially adversely impacted, and are expected to be further materially adversely impacted, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has already experienced substantial and recurring losses from operations, and such losses have caused a retained deficit of $164.6 million as of February 1, 2020. As such, the Company has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The 52-week year ended February 1, 2020 and the 52-week year ended February 2, 2019 are referred to herein as "fiscal year 2019" and "fiscal year 2018," respectively. The 52-week year ending January 30, 2021 is referred to herein as "fiscal year 2020."

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

Fiscal Year 2019 Summary

        Throughout fiscal year 2019, the Company's key strategic initiatives were as follows: (i) leverage its celebrity collaborations to amplify the New York & Company brand, and evolve as a broader lifestyle brand through the growth of the Company's sub-brand strategy, including 7th Avenue Design Studio, Soho Jeans, Soho Street, Eva Mendes Collection, and Gabrielle Union Collection; (ii) enhance brand awareness and increase customer engagement, including new customer acquisition and retention of its loyal customer base to drive traffic online and into stores; (iii) drive growth in eCommerce sales and continue to elevate its omni-channel capabilities by providing an easy and seamless customer experience; (iv) optimize the Company's existing store base; (v) continue ongoing Project Excellence initiatives; and (vi) explore opportunities to invest in growth initiatives. Project Excellence is the Company's ongoing business re-engineering program which consists of a continuous analysis of business processes and organizational structure in an effort to improve sales productivity and operating efficiencies, as well as to reduce the Company's overall cost structure.

        In April 2019, the Company introduced Happy x Nature, Kate Hudson's first ready-to-wear collection supported by Kate Hudson's active and engaged social network. The Company will continue to focus on increasing brand awareness and sales.

        In April 2019, the Company introduced Uncommon Sense, a lingerie lifestyle brand. However, based on the Company's operating results during the nine months ended November 2, 2019 and the necessary decision to focus the Company's resources on improving the performance of the New York & Company brand, the Company decided to prioritize its efforts around its new businesses that have shown early potential, namely Fashion to Figure and Happy x Nature. As such, the Company has exited the Uncommon Sense brand. During fiscal year 2019, the Company recorded a $3.7 million charge to write-down Uncommon Sense inventory and $0.9 million of related severance and asset impairment charges.

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

        Net sales for fiscal year 2019 were $827.0 million, as compared to $893.2 million for fiscal year 2018. Comparable store sales for fiscal year 2019 decreased 5.4%, as compared to an increase of 0.4% for fiscal year 2018. Net loss for fiscal year 2019 was $61.6 million, or a loss of $0.96 per diluted share, as compared to net income of $4.2 million, or earnings of $0.06 per diluted share, for fiscal year 2018. Non-GAAP adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, adjusted for certain expenses) for fiscal year 2019 was negative $14.7 million, as compared to positive non-GAAP adjusted EBITDA of $33.2 million in fiscal year 2018. Please refer to the "Results of Operations" and "Reconciliation of GAAP to non-GAAP Financial Measures" sections below for a further discussion of the Company's operating results.

        Capital spending was $8.5 million for fiscal year 2019 and fiscal year 2018. During fiscal year 2019, the Company continued to invest in its information technology infrastructure and retail stores. These investments support further omni-channel initiatives, improved store productivity, and increased security levels across the Company's operating systems. During fiscal year 2019, the Company opened 6 New York & Company stores and 2 Fashion to Figure stores, converted 2 New York & Company stores to Outlet stores, remodeled/refreshed 6 existing stores, and closed 31 stores, ending fiscal year 2019 with

387 stores, including 116 Outlet stores and 1.9 million selling square feet in operation. Included in the New York & Company store count at February 1, 2020 are 64 New York & Company stores that feature 18 Eva Mendes side-by-side stores and 45 New York & Company stores that feature Eva Mendes shop-in-shop boutiques, as well as 1 free-standing Eva Mendes store. As of February 1, 2020, approximately 70% of the Company's store leases could be terminated by the Company within two years.

        On October 24, 2019, the Company amended its existing credit facility with Wells Fargo Bank, N.A. (the "Loan Agreement"). The amendments provide for, but are not limited to: (i) an extension of the term of the revolving credit facility to October 24, 2024; (ii) a reduction of interest rates related to the revolving credit facility; (iii) a reduction of certain fees related to the revolving credit facility; and (iv) a release of certain intangible assets as collateral.

        On March 20, 2020, given the uncertain environment resulting from the COVID-19 pandemic, as a precautionary measure and to preserve financial flexibility, the Company drew down $40 million under the Loan Agreement at an interest rate equal to the LIBOR plus a margin of 1.25%. As a result of the COVID-19 pandemic and steps the Company took in response thereto, subsequent to February 1, 2020 and prior to June 3, 2020, the Company was in default under the Loan Agreement, although the Company did not receive any default notices from Wells Fargo, National Association, administrative agent and lender. The Company has obtained a forbearance of certain specified potential defaults under Amendment No. 2 to the Loan Agreement through June 30, 2020. For further information, see Note 15, "Subsequent Events," to the consolidated financial statement appearing elsewhere in this Annual Report on Form 10-K.

        For further information related to Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement and Joinder, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" section below.

Results of Operations

        The following tables summarize the Company's results of operations as a percentage of net sales and selected store operating data for fiscal year 2019 and fiscal year 2018:

(As a % of net sales)	Fiscal Year 2019	Fiscal Year 2018
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	71.9%	68.8%

Gross profit	28.1%	31.2%
Selling, general and administrative expenses	33.1%	30.3%
Loss from impairment charges	2.5%	0.2%

Operating (loss) income	(7.5)%	0.7%
Interest income, net	(0.1)%	(0.1)%

(Loss) income before income taxes	(7.4)%	0.8%
Provision for income taxes	0.1%	0.3%

Net (loss) income	(7.5)%	0.5%

	Fiscal Year 2019	Fiscal Year 2018
	(amounts in thousands, except square foot data)
Selected operating data:
Comparable store sales (decrease) increase	(5.4)%	0.4%
Net sales per average selling square foot(1)	$406	$418
Net sales per average store(2)	$2,017	$2,082
Average selling square footage per store(3)	5,004	4,981

(1)
Net sales per average selling square foot is defined as net sales divided by the average of beginning and monthly end of period selling square feet.

(2)
Net sales per average store is defined as net sales divided by the average of beginning and monthly end of period number of stores.

(3)
Average selling square footage per store is defined as end of period selling square feet divided by end of period number of stores.

        The following table includes store count and selling square feet:

	Fiscal Year 2019		Fiscal Year 2018
Store count and selling square feet:	Store Count	Selling Square Feet	Store Count	Selling Square Feet
Stores open, beginning of period	410	2,047,032	432	2,171,329
New stores	8	37,500	15	53,174
Closed stores	(31)	(142,017)	(36)	(181,954)
Net impact of remodeled stores on selling square feet	—	(6,019)	—	4,483

Stores open, end of period	387	1,936,496	411	2,047,032

Fiscal Year 2019 Compared to Fiscal Year 2018

        Net Sales.    Net sales for fiscal year 2019 were $827.0 million, as compared to $893.2 million for fiscal year 2018. Comparable store sales for fiscal year 2018 decreased 5.4% following an increase of 0.4% for fiscal year 2018. In the comparable store base, average dollar sales per transaction decreased by 0.3%, and the number of transactions per average store decreased by 5.3%, as compared to fiscal year 2018. Contributing to the decrease in net sales was the Company's closing of 31 stores throughout fiscal year 2019, partially offset by growth in the eCommerce channel and sales from the new Fashion to Figure brand launched in the beginning of fiscal year 2018. Included in net sales for fiscal year 2019 and fiscal year 2018 is $22.1 million and $23.7 million of revenue, respectively, from royalties and the amortization of signing bonuses under the ADS Agreement. For further information, related to the ADS Agreement, please refer to Note 4, "Revenue Recognition" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Gross Profit.    Gross profit for fiscal year 2019 was $232.1 million, or 28.1% of net sales, as compared to $279.0 million, or 31.2% of net sales, in fiscal year 2018. The decrease in gross profit as a percentage of net sales during fiscal year 2019, as compared to fiscal year 2018, reflects increased promotional activity, including $3.7 million of inventory markdowns related to the exit of the Uncommon Sense brand, decreased leverage of buying and occupancy costs on lower sales, and increased shipping costs primarily related to increased rates and partially from growth in the Company's eCommerce channel.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $273.5 million, or 33.1% of net sales, for fiscal year 2019, as compared to $270.9 million, or 30.3% of net sales, for fiscal year 2018. Fiscal year 2019 selling, general and administrative expenses include $0.9 million of charges associated with the exit of the Uncommon Sense brand, $0.6 million of accelerated depreciation related to the re-platform of the Company's existing eCommerce site, $0.3 million of certain severance expense, and a $0.2 million legal accrual reversal. Fiscal year 2018 selling, general and administrative expenses include $3.5 million of non-operating charges, which includes $1.8 million of executive severance expense primarily related to a change in two leadership positions, $0.7 million of consulting expenses related to Project Excellence initiatives, and $1.1 million related to the Company's name change and Registration Statement plus certain other legal expenses.

        The increase in selling, general and administrative expenses as a percentage of net sales for fiscal year 2019, as compared to fiscal year 2018, is primarily due to a 16% increase in marketing expense, as the Company continues to invest in marketing to drive customer acquisition, grow its digital business, and grow its new brands, Fashion to Figure and Happy x Nature, which was partially offset by a decrease in variable compensation expense due to the Company's operating results.

        Loss from impairment charges.    Loss from impairment charges were $20.6 million, or 2.5% of net sales as compared to $1.6 million, or 0.2% of net sales last year. During fiscal year 2019, the Company recorded a non-cash charge of $12.0 million, representing the impairment of store operating lease assets established under the new lease accounting standard (ASU 2016-02, "Leases (Topic 842)") that was adopted as of the first day of fiscal year 2019. In addition, the Company recorded $8.6 million of non-cash impairment charges primarily related to underperforming store assets. This was primarily related to the Company's comprehensive review of its real estate portfolio and its plans to reposition itself as a digitally dominant retailer.

        Operating (Loss) Income.    For the reasons discussed above, operating loss for fiscal year 2019 was $61.9 million, or 7.5% of net sales, as compared to operating income of $6.5 million, or 0.7% of net sales, for fiscal year 2018.

        Interest Income, Net.    Net interest income was $0.8 million for fiscal year 2019 and fiscal year 2018.

        Loss on extinguishment of debt.    In connection with the early repayment of the $11.5 million outstanding balance of a $15 million, 5-year term loan (the "Term Loan") on April 5, 2018, the Company wrote off $0.2 million of unamortized deferred financing fees during fiscal year 2018. The Company can no longer borrow funds under the Term Loan.

        Provision for Income Taxes.    Provision for income taxes was $0.5 million for fiscal year 2019, as compared to $2.8 million for fiscal year 2018. The decrease in the provision for income taxes in fiscal year 2019, as compared to fiscal year 2018, is primarily due to a $1.6 million assessment related to a multi-year state tax audit and the adjustment of various other state tax reserves in the prior year. The Company continues to provide for adjustments to the deferred tax valuation allowance. For further information related to the deferred tax valuation allowance, please refer to Note 13, "Income Taxes" in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Net (Loss) Income.    For the reasons discussed above, net loss was $61.6 million, or a loss of $0.96 per diluted share, for fiscal year 2019, as compared to net income of $4.2 million, or earnings of $0.06 per diluted share, for fiscal year 2018.

Reconciliation of GAAP to Non-GAAP Financial Measures

        A reconciliation of the Company's GAAP operating income (loss) to non-GAAP adjusted operating income (loss), and a reconciliation of GAAP net income (loss) to adjusted EBITDA, a non-GAAP measure, is indicated below for fiscal year 2019 and fiscal year 2018. Adjusted operating income (loss) and adjusted EBITDA are being presented because these are key measures used by the Company's management and board of directors to understand and evaluate the Company's core operating performance and trends, to prepare the financial budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted operating income (loss) and adjusted EBITDA can provide a useful measure for period-to-period comparisons of the Company's core business. Accordingly, the Company believes that adjusted operating income (loss) and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as the Company's management and its board of directors. This non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, measures of financial performance prepared in accordance with GAAP.

(Amounts in thousands)	Fiscal Year 2019 (52-weeks)	Fiscal Year 2018 (52-weeks)
GAAP operating (loss) income as reported	$(61,925)	$6,471
Adjustments affecting comparability
Loss from impairment charges(1)	20,569	—
Accelerated depreciation—eCommerce site	580	—
Uncommon Sense closeout(2)	4,672	—
Certain severance expense(3)	578	2,108
Legal expense(4)	(209)	709
Consulting expense-Project Excellence	—	670
Company name change and Registration Statement	—	405
Reversal of certain employee relocation accruals	—	(135)

Total adjustments	26,190	3,757

Non-GAAP adjusted operating (loss) income	$(35,735)	$10,228

(1)
Fiscal year 2019 primarily represents non-cash charges for impairment of store operating lease assets established under the new lease accounting standard and underperforming store assets.

(2)
Fiscal year 2019 includes write-down Uncommon Sense inventory, related severance and asset impairment charges.

(3)
Fiscal year 2018 includes severance expense primarily related to a change in two executive positions.

(4)
Fiscal year 2018 includes legal accruals related to an ongoing trademark infringement case and a class action lawsuit.

        A reconciliation of the Company's GAAP net income (loss) to adjusted EBITDA, a non-GAAP measure, is indicated below:

(Amounts in thousands)	Fiscal Year 2019 (52-weeks)	Fiscal Year 2018 (52-weeks)
GAAP net (loss) income	$(61,623)	$4,230
Provision for income taxes	531	2,815
Net interest income	(833)	(813)
Depreciation and amortization	19,925	21,044
Amortization of intangible assets	188	312
Loss from impairment charges	20,569	1,598
Loss on extinguishment of debt	—	239
Non-operating adjustments(1)	5,621	3,757

Adjusted EBITDA	$(15,622)	$33,182

(1)
Represents the 'Total adjustments' described in the non-GAAP table above, excluding 'Loss from impairment charges' for fiscal year 2019.

Seasonality

        The Company views the retail apparel market as having two principal selling seasons: spring (first and second quarter) and fall (third and fourth quarter). New product lines are introduced into the Company's stores in five major deliveries each year (spring, summer, fall, holiday and pre-spring). The Company's business experiences seasonal fluctuations in net sales and operating income, with a larger portion of its sales typically realized during its fourth quarter. Seasonal fluctuations also affect inventory levels. The Company must carry a significant amount of inventory, especially before the holiday season selling period in the fourth quarter and prior to the Easter and Mother's Day holidays toward the latter part of the first quarter and beginning of the second quarter. Due to COVID-19 overlapping the important holiday season selling period of Easter and Mother's Day, the Company was left with significant unsold inventory during Spring 2020.

Liquidity and Capital Resources

        The Company may not be able to mitigate the impact COVID-19 has had and will have on its business and has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws, in which case there will likely not be any value distributed to the Company's shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable.

        As previously announced, on June 3, 2020, RTW Retailwinds, Inc. and its wholly-owned direct and indirect subsidiaries, including Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, LLC, Lerner New York FTF, LLC, Lerner New York Holding, Inc., New York & Company Stores, Inc., Lerner New York GC, LLC and FTF GC, LLC entered into Amendment No. 2 to Fourth Amended and Restated Loan and Security Agreement and Joinder ("Amendment No. 2") with Wells Fargo Bank, National Association, as administrative agent and lender, which amends the Loan Agreement. The provisions of the Loan Agreement amended by Amendment No. 2 include, among other things: (i) reduction to the sub-facility for issuance of letters of credit (see below); (ii) increased interest rates applicable to Revolving Loans (see below); (iii) a current repayment of $20 million of amounts outstanding under the Loan Agreement; (iv) full repayment of the amounts outstanding under the Loan Agreement by August 15, 2020; (v) starting June 13, 2020, the sweep of cash in excess of $40 million to pay down amounts outstanding under the Loan Agreement; (vi) revised reporting requirements; (vii) reduction in advance rates used for the Borrowing Base calculation; and

(viii) forbearance until June 30, 2020 of certain specified potential defaults. Please refer to the Company's Current Report on Form 8-K filed June 4, 2020 for a further description and copy of Amendment No. 2.

        The Company's primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores, remodeling/refreshing of existing stores, the development of the Company's information technology infrastructure, including the upgrade of corporate technology systems and the enhancement of its omni-channel capabilities. Historically, the Company has financed these requirements from internally generated cash flow. As a result of the COVID-19 pandemic and steps the Company took in response thereto, subsequent to February 1, 2020 and prior to June 3, 2020, the Company was in default under the Loan Agreement, although the Company did not receive any default notices from Wells Fargo, National Association, administrative agent and lender. The Company has obtained a forbearance of certain specified potential defaults under Amendment No. 2 to the Loan Agreement through June 30, 2020. For further information, see Note 15, "Subsequent Events," to the consolidated financial statement appearing elsewhere in this Annual Report on Form 10-K.

        The Company does not believe that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2020. Because of the COVID-19 outbreak, there is significant uncertainty surrounding the existing and future impact on the Company's results of operations and cash flows. The Company is proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

	February 1, 2020	February 2, 2019
	(Amounts in thousands)
Cash and cash equivalents	$60,630	$95,542
Working capital(1)	$(21,444)	$60,953

(1)
Working capital at February 1, 2020 reflects the adoption of ASU 2016-02, as discussed in Note 3, "Leases," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Excluding the $40.4 million of current operating lease liabilities recorded in connection with the adoption of ASU 2016-02, working capital at February 1, 2020 would have been $18.9 million.

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(24,543)	$27,072
Net cash used in investing activities	$(8,143)	$(8,152)
Net cash used in financing activities	$(2,226)	$(14,286)

Net (decrease) increase in cash and cash equivalents	$(34,912)	$4,634

Operating Activities

        Net cash used in operating activities was $24.5 million during fiscal year 2019, as compared to net cash provided by operating activities of $27.1 million during fiscal year 2018. The increase in cash used in operating activities during fiscal year 2019, as compared to fiscal year 2018, is primarily the result of the Company's net loss during fiscal year 2019.

Investing Activities

        Net cash used in investing activities was $8.1 million and $8.2 million, during fiscal year 2019 and fiscal year 2018, respectively. During fiscal year 2019, capital spending of $5.6 million was primarily related to spending on non-store capital projects, which principally represent continued investments in the Company's information technology infrastructure, eCommerce stores and mobile applications. In addition, the Company also had capital spending of $2.9 million related to the opening of 6 New York & Company stores, 2 Fashion to Figure stores, and the remodeling/refreshing of 6 existing locations. The $8.5 million of capital expenditures was partially offset by $0.4 million of insurance recoveries.

        As of February 1, 2020, approximately 70% of the Company's store leases could be terminated by the Company within two years.

Financing Activities

        Net cash used in financing activities was $2.2 million and $14.3 million in fiscal year 2019 and fiscal year 2018, respectively. Net cash used in financing activities during fiscal year 2019 consisted of $1.7 million of principal payments on capital lease obligations, $0.4 million of financing costs, and $0.1 million of employee payroll taxes for which shares were withheld. Net cash used in financing activities during fiscal year 2018 consisted primarily of the $11.5 million early repayment of the Term Loan, a $0.3 million quarterly amortization payment of the Term Loan, $2.0 million of principal payments on capital lease obligations, and $0.6 million of employee payroll taxes for which shares were withheld.

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

        The maximum borrowing availability under the Loan Agreement is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of February 1, 2020, the Company had availability under the Loan Agreement of $43.5 million, net of letters of credit outstanding of $8.2 million, as compared to availability of $35.0 million, net of letters of credit outstanding of $11.9 million, as of February 2, 2019. The $8.2 million of letters of credit outstanding at February 1, 2020 represent $8.1 million of standby letters of credit primarily related to the Company's corporate headquarters and certain insurance contracts and $0.1 million of commercial letters of credit. As of February 1, 2020, the Company had no borrowings outstanding under the Loan Agreement.

        On March 20, 2020, given the uncertain environment resulting from the COVID-19 pandemic, as a precautionary measure and to preserve financial flexibility, the Company drew down $40 million under the Loan Agreement at an interest rate equal to the LIBOR plus a margin of 1.25%. As a result of the COVID-19 pandemic and steps the Company took in response thereto, subsequent to February 1, 2020 and prior to June 3, 2020, the Company was in default under the Loan Agreement, although the Company did not receive any default notices from Wells Fargo, National Association, administrative agent and lender. The Company has obtained a forbearance of certain specified potential defaults under Amendment No. 2 to the Loan Agreement through June 30, 2020. For further information, see Note 15, "Subsequent Events," to the consolidated financial statement appearing elsewhere in this Annual Report on Form 10-K.

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

Cash Requirements

        The Company does not believe that cash flows from operations, its current cash balance and funds available under its credit facility will be sufficient to meet its working capital needs and planned capital expenditures through fiscal year 2020. As a result of the impact of COVID-19 on the Company's operations as described above, management has determined that there is a substantial doubt about the Company's ability to continue as a going concern over the next twelve months and the Company's independent auditors have included a "going concern" explanatory paragraph in their report on the Company's financial statements as of and for the year ended February 1, 2020 included herein.

        The Company may not be able to mitigate the impact COVID-19 has had and will have on its business and has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Commercial Commitments

        The following table summarizes the Company's commercial commitments as of February 1, 2020:

		Amount of Commitment Per Period(2)
	Total obligations	Less than one year	One to three years	Three to five years	More than five years
	(Amounts in thousands)
Trade letters of credit outstanding(1)	$80	$80	$—	$—	$—
Standby letters of credit(1)	8,125	8,125	—	—	—

Total commercial commitments	$8,205	$8,205	$—	$—	$—

(1)
Issued under its revolving credit facility. Standby letters of credit primarily relate to the Company's corporate headquarters and certain insurance contracts. At February 1, 2020, there were no outstanding borrowings under the revolving credit facility.

(2)
Excludes purchase orders for merchandise and supplies in the normal course of business.

        Critical Accounting Policies.    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that impact the amounts reported on the Company's consolidated financial statements and related notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, including right-of-use assets, intangible assets, and income taxes. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these judgments. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

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

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("ASC") Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge, and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. For further information related to the impairment of long-lived assets, please refer to Note 7, "Property and Equipment," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

        Similarly, for right-of-use assets, these assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired, and are evaluated at the individual store level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. However, in evaluating long-lived assets for recoverability, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rates, and economic conditions that can be difficult to predict. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized. For further information related to the impairment of right-of-use assets, please refer to Note 3, "Leases," in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

        The Company's fiscal year 2019 and fiscal year 2018 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's trademarks. The calculation of estimated fair values used in the evaluation of long-lived assets and intangible assets requires estimates of future cash flows, growth rates, discount rates and other variables that are based on historical experience, knowledge, and market data. If actual experience differs materially from management's estimates or if changes in strategic direction occur, an impairment charge may be required. Management's estimates may be affected by factors such as those outlined in "Item 1A. Risk Factors." An impairment loss could have a material adverse impact on the Company's results of operations. In addition to assessing qualitative factors that could impact the fair value of the New York & Company and Fashion to Figure trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As a "smaller reporting company," the Company is not required to provide the information required by this Item.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as of February 1, 2020, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all information required to be filed in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (ii) that the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria").

        Based upon management's assessment and the COSO criteria, the Company's Principal Executive Officer and Principal Financial Officer believes that the Company maintained effective internal control over financial reporting as of February 1, 2020.

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
New York, New York

Opinion on Internal Control over Financial Reporting

        We have audited the RTW Retailwinds, Inc. (formerly known as New York & Company, Inc.) and subsidiaries' (the "Company") internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019 , the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two fiscal years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements") and our report dated June 9, 2020 expressed an unqualified opinion thereon.

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
June 9, 2020

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2020 Annual Meeting of its Stockholders.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2020 Annual Meeting of its Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2020 Annual Meeting of its Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2020 Annual Meeting of its Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2020 Annual Meeting of its Stockholders.

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

•
Consolidated Statements of Cash Flows;

•
Consolidated Statements of Stockholders' Equity; and

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule II Valuation and Qualifying Accounts

Fiscal Year	Reserve Description	Balance at beginning of period	Additions Charged to Operations	Deductions	Balance at end of period
		(Amounts in thousands)
2019	Sales Return Reserve	$1,263	$38,039	$38,102	$1,200
2018	Sales Return Reserve	$1,401	$42,252	$42,390	$1,263
  3.
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2020.

RTW RETAILWINDS, INC. (REGISTRANT)
/s/ SHEAMUS TOAL Sheamus Toal Chief Executive Officer and Chief Financial Officer (Principal financial officer and Principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ SHEAMUS TOAL Sheamus Toal	Chief Executive Officer and Chief Financial Officer (Principal executive officer, Principal financial officer and Principal accounting officer)	June 9, 2020
/s/ DAVID H. EDWAB David H. Edwab	Director	June 9, 2020
/s/ JAMES O. EGAN James O. Egan	Director	June 9, 2020
/s/ GRACE NICHOLS Grace Nichols	Director and Chair of the Board	June 9, 2020
/s/ SUSAN J. RILEY Susan J. Riley	Director	June 9, 2020

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Financial Statements

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
RTW Retailwinds, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of RTW Retailwinds, Inc. (formerly known as New York & Company, Inc.) and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019 , the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two fiscal years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the two fiscal years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2020 expressed an unqualified opinion thereon.

Going Concern Uncertainty

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

        The COVID-19 pandemic has had a material adverse effect on the Company's results of operations, cash flows and liquidity. The Company has disclosed that it cannot reasonably estimate the length or severity of COVID-19 but it currently anticipates a material adverse impact on its financial position, revenues, results of operations, and cash flows during fiscal year 2020, which have been adversely impacted in the period subsequent to February 1, 2020.

        The Company has experienced substantial and recurring losses from operations and has deferred payment of amounts due to landlords and vendors. The Company has not paid rent to its landlords for its store locations for the months of April 2020 and May 2020. In addition, the Company has not made recent payments to many of its vendors. As of the date of this filing, the Company has received default notices from many landlords and vendors for non-payment. The Company may be in default of all of its store lease agreements as of the date of this filing but has not yet received a default notification from all landlords. All of the Company's retail stores closed on March 19, 2020, which has led to a subsequent impairment of the carrying values of the Company's inventory, right-of-use assets, fixed assets and other long-term assets, which the Company expects to be substantial and material.

        Further, the Company was in default under its Loan Agreement with Wells Fargo Bank, National Association and has obtained a forbearance of existing defaults under Amendment No. 2 to the Loan Agreement through June 30, 2020.

        As a consequence of the conditions present, the Company has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws, in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration. The Company has informed us that they believe that seeking protection under the bankruptcy laws is probable. The Company believes without seeking protection under the bankruptcy laws it does not have ability to raise additional capital at this time.

        These conditions result in substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1 of the Notes to the consolidated financial statements. Further information regarding this uncertainty can be found in the subsequent event disclosure in Note 15 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Change in Accounting Method Related to Leases

        As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended February 1, 2020 due to the adoption of the Accounting Standards Update, Leases (Topic 842).

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

New York, New York
June 9, 2020

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	Fiscal year ended February 1, 2020 (52 weeks)	Fiscal year ended February 2, 2019 (52 weeks)
Net sales	$826,990	$893,224
Cost of goods sold, buying and occupancy costs	594,890	614,212

Gross profit	232,100	279,012
Selling, general and administrative expenses	273,456	270,943
Loss from impairment charges	20,569	1,598

Operating (loss) income	(61,925)	6,471
Interest expense, net of interest income of $1,176 and $1,236 respectively	(833)	(813)
Loss on extinguishment of debt	—	239

(Loss) income before income taxes	(61,092)	7,045
Provision for income taxes	531	2,815

Net (loss) income	$(61,623)	$4,230

Basic (loss) earnings per share	$(0.96)	$0.07

Diluted (loss) earnings per share	$(0.96)	$0.06

Weighted average shares outstanding:
Basic shares of common stock	64,346	63,825

Diluted shares of common stock	64,346	65,913

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)	Fiscal year ended February 1, 2020 (52 weeks)	Fiscal year ended February 2, 2019 (52 weeks)
Net (loss) income	$(61,623)	$4,230
Other comprehensive income (loss):
Change in minimum pension liability, net of tax	(545)	(388)

Comprehensive (loss) income	$(62,168)	$3,842

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$60,630	$95,542
Accounts receivable	9,195	9,879
Inventories, net	76,122	82,803
Prepaid expenses	12,610	16,921
Other current assets	1,174	1,818

Total current assets	159,731	206,963
Property and equipment, net	44,896	63,791
Operating lease assets	189,794	—
Intangible assets	16,625	16,813
Other assets	938	1,311

Total assets	$411,984	$288,878

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$70,172	$77,050
Accrued expenses	70,543	68,585
Current operating lease liabilities	40,350	—
Income taxes payable	110	375

Total current liabilities	181,175	146,010
Non-current operating lease liabilities	189,154	—
Deferred rent	—	25,090
Other liabilities	25,698	31,165

Total liabilities	396,027	202,265
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.001; 300,000 shares authorized; 67,054 and 66,649 shares issued and 65,223 and 64,818 shares outstanding at February 1, 2020 and February 2, 2019, respectively	67	67
Additional paid-in capital	187,021	185,020
Retained deficit	(164,562)	(92,450)
Accumulated other comprehensive loss	(1,484)	(939)
Treasury stock at cost; 1,831 shares at February 1, 2020 and February 2, 2019	(5,085)	(5,085)

Total stockholders' equity	15,957	86,613

Total liabilities and stockholders' equity	$411,984	$288,878

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)	Fiscal year ended February 1, 2020 (52 weeks)	Fiscal year ended February 2, 2019 (52 weeks)
Operating activities
Net (loss) income	$(61,623)	$4,230
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,925	21,044
Non-cash lease expense	45,498	—
Loss from impairment charges	20,569	1,598
Amortization of intangible assets	188	312
Amortization of deferred financing costs	45	56
Write-off of unamortized deferred financing costs	—	239
Share-based compensation expense	2,086	2,335
Changes in operating assets and liabilities:
Accounts receivable	879	2,274
Inventories, net	6,681	1,695
Prepaid expenses	(852)	(474)
Accounts payable	(6,878)	6,961
Accrued expenses	1,683	(7,975)
Income taxes payable	(265)	347
Deferred rent	—	(2,127)
Operating lease liabilities	(48,131)	—
Other assets and liabilities	(4,348)	(3,443)

Net cash (used in) provided by operating activities	(24,543)	27,072
Investing activities
Capital expenditures	(8,547)	(8,527)
Insurance recoveries	404	375

Net cash used in investing activities	(8,143)	(8,152)
Financing activities
Repayment of long-term debt	—	(11,750)
Principal payment on capital lease obligations	(1,761)	(1,994)
Payment of financing costs	(380)	—
Shares withheld for payment of employee payroll taxes	(85)	(580)
Proceeds from exercise of stock options	—	38

Net cash used in financing activities	(2,226)	(14,286)
Net (decrease) increase in cash and cash equivalents	(34,912)	4,634
Cash and cash equivalents at beginning of period	95,542	90,908

Cash and cash equivalents at end of period	$60,630	$95,542

Cash paid during the period for interest	$182	$301

Cash paid during the period for taxes	$3,150	$616

Non-cash capital lease transactions	$—	$—

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Deficit
(Amounts in thousands)	Shares	Amount	Shares	Amount				Total
Balance at February 3, 2018	64,065	$66	1,831	$(5,085)	$183,228	$(90,797)	$(551)	$86,861

Adoption of ASC Topic 606	—	—	—	—	—	(5,883)	—	(5,883)
Issuance of common stock upon exercise of stock options and stock appreciation rights	254	1	—	—	37	—	—	38
Restricted stock issued and vesting of units	773	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(274)	—	—	—	(580)	—	—	(580)
Share-based compensation expense	—	—	—	—	2,335	—	—	2,335
Net income	—	—	—	—	—	4,230	—	4,230
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(388)	(388)

Comprehensive income, net of tax	—	—	—	—	—	4,230	(388)	3,842

Balance at February 2, 2019	64,818	$67	1,831	$(5,085)	$185,020	$(92,450)	$(939)	$86,613

Adoption of ASC Topic 842	—	—	—	—	—	(10,489)	—	(10,489)
Issuance of common stock upon exercise of stock options and stock appreciation rights	14	—	—	—	—	—	—	—
Restricted stock issued and vesting of units	555	—	—	—	—	—	—	—
Restricted stock forfeits and shares withheld for employee payroll taxes	(164)	—	—	—	(85)	—	—	(85)
Share-based compensation expense	—	—	—	—	2,086	—	—	2,086
Net loss	—	—	—	—	—	(61,623)	—	(61,623)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(545)	(545)

Comprehensive income, net of tax	—	—	—	—	—	(61,623)	(545)	(62,168)

Balance at February 1, 2020	65,223	$67	1,831	$(5,085)	$187,021	$(164,562)	$(1,484)	$15,957

See accompanying notes.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 1, 2020

1. Organization and Basis of Presentation of Financial Statements

        The COVID-19 pandemic ("COVID-19") has had a material adverse effect on the Company's results of operations, cash flows, and liquidity, resulting in substantial doubt about the Company's ability to continue as a going concern. Further information regarding this uncertainty can be found below in this Note and in the subsequent event disclosure in Note 15, "Subsequent Events." The fiscal year 2019 consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

        RTW Retailwinds, Inc., formerly known as New York & Company, Inc., (together with its subsidiaries, the "Company") is a specialty women's omni-channel retailer with a powerful multi-brand lifestyle platform providing curated fashion solutions that are versatile, on-trend, and stylish at a great value. The specialty retailer, first incorporated in 1918, has grown to now operate 387 retail and outlet locations in 33 states while also growing a substantial eCommerce business. The company's portfolio includes branded merchandise from New York & Company, Fashion to Figure, and collaborations with Eva Mendes, Gabrielle Union and Kate Hudson. The Company's branded merchandise is sold exclusively at its retail locations and online at www.nyandcompany.com, www.nyandcompanycloset.com, www.fashiontofigure.com, and www.happyxnature.com. The target customers for the Company's merchandise are women between the ages of 25 and 49.

        The Company's fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company for the 52-weeks ended February 1, 2020 ("fiscal year 2019") and 52-weeks ended February 2, 2019 ("fiscal year 2018"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        The Company is a "smaller reporting company" and as permitted under the rules and regulations of the Securities and Exchange Commission has elected to provide its audited consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in stockholders' equity for two fiscal years, rather than three fiscal years. The Company has also elected to provide other scaled disclosures in this Annual Report on Form 10-K, as permitted for smaller reporting companies.

        In March 2020, COVID-19 in the United States initially led to reduced store traffic and the temporary reduction of operating hours for the Company's brick-and-mortar stores. As the impact of COVID-19 evolved, the Company took decisive action to temporarily close all of the Company's brick-and-mortar stores to ensure the health and safety of its employees, customers, and communities. As of the date of this filing, in accordance with the federal and state guidelines and the adoption of new health and safety recommendations resulting from the COVID-19 pandemic, the Company began re-opening its brick-and-mortar stores during the first week of June 2020. The Company will re-open stores utilizing a staggered approach, with the goal of all of its brick-and-mortar stores re-opened by the last week of June 2020. The Company cannot reasonably estimate the length or severity of COVID-19. The Company's revenues, results of operations, and cash flows have been materially

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

1. Organization and Basis of Presentation of Financial Statements (Continued)

adversely impacted, and are expected to be further materially adversely impacted, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has already experienced substantial and recurring losses from operations, and such losses have caused a retained deficit of $164.6 million as of February 1, 2020. The Company may not be able to mitigate the impact COVID-19 has had and will have on its business and has been considering available options including restructuring its obligations or seeking protection under the bankruptcy laws, in which case there will likely not be any value distributed to the Company's shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable. See Note 15, "Subsequent Events," regarding the financial condition of the Company, the results of its operations, the carrying value of its assets, the status of its debt obligations, and its liquidity subsequent to fiscal year end 2019.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

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

        In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. A modified-retrospective adoption with a cumulative effect adjustment to retained earnings is required. This new guidance is effective for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. Since the Company is a smaller reporting company, the Company will continue to evaluate the effect of adopting ASU 2016-13 prior to adoption. However, at this time, the Company does not expect there to be a material impact to its financial position or results of operations upon adoption of ASU 2016-13.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

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

        In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes. This new guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the adoption of this new standard.

Revenue Recognition

        Substantially all of the Company's sales, including eCommerce sales, are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from the sale of merchandise at the Company's stores is recognized at the time the customer takes possession of the related merchandise and the purchases are paid for. Revenue, including shipping fees billed to customers, from the sale of merchandise at the Company's eCommerce stores is recognized when the merchandise is shipped to the customer and the purchases are paid for. Revenue for gift cards and merchandise credits is recognized at redemption. Prior to their redemption, gift cards and merchandise credits are recorded as a liability. Discounts and promotional coupons offered to customers are accounted for as a reduction of sales revenue at the time the coupons are tendered by the customer. For sales incentives that provide customers with a coupon for a discount on future purchases, the Company defers a portion of the revenue at the time the coupon is earned using the standalone selling price method, until the coupon is redeemed or expired. Sales taxes collected from customers are excluded from revenues.

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

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

        The Company also recognizes revenue in connection with its private label credit card agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS") (the "ADS Agreement"). Pursuant to the terms of the ADS Agreement, ADS has the exclusive right to provide private label credit cards to its customers through April 30, 2026. The Company's private label credit card is issued to the Company's customers for use exclusively at the Company's stores and eCommerce websites, and credit is extended to such customers by Comenity Bank on a non-recourse basis to the Company. Upon execution of the ADS Agreement on July 14, 2016, the Company was entitled to $40.0 million in signing bonuses. The signing bonuses were payable in two installments, of which $17.5 million was received on July 28, 2016, and $22.5 million was received on January 10, 2017. Upon execution of the ADS Agreement, the Company recorded $40.0 million of deferred revenue, which is being amortized on a straight-line basis over the 10-year term of the ADS Agreement. The Company's primary performance obligation under the ADS agreement is licensing its brand to ADS for marketing the Company's private label credit card. In addition, the Company's performance obligations include certain operating procedures related to its private label credit card. Over the term of the ADS Agreement, the Company receives royalty payments based on a percentage of private label credit card sales, which the Company recognizes as revenue as it is earned.

        Please refer to Note 4, "Revenue Recognition" for additional information.

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, and accounts payable. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables and accounts payable approximate their fair values due to the short-term maturities of such items.

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        The Company accounts for all share-based payments in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). For further information related to share-based compensation, please refer to Note 10, "Share-Based Compensation."

Marketing

        Marketing costs, which consist primarily of direct mail and point-of-sale ("POS") advertising costs, are expensed at the time the promotion is mailed or first appears in the store. For the following periods, marketing costs reported in "Selling, general and administrative expenses" on the consolidated statements of operations were as follows:

Fiscal Year	(Amounts in thousands)
2019	$45,907
2018	$39,536

        At February 1, 2020 and February 2, 2019, marketing costs reported in "Prepaid expenses" on the consolidated balance sheets amounted to $2.0 million and $1.7 million, respectively.

Pre-Opening Expenses

        Costs, such as advertising and payroll costs, incurred prior to the opening of a new store are expensed as incurred.

Store Supplies

        The initial inventory and subsequent shipments of supplies for new stores, including, but not limited to, hangers, signage, packaging and POS supplies, are expensed as used.

Deferred Financing Costs

        Costs related to the issuance of debt are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets and amortized as interest expense over the term of the related debt. Debt issuance costs related to the Company's revolving credit facility are capitalized as "Other assets" in the consolidated balance sheets and amortized as interest expense over the term of the credit facility. At February 1, 2020 and February 2, 2019, net deferred financing costs were $0.4 million and $20,000, respectively.

Interest Expense

        Interest expense, net of interest income, includes interest primarily related to the amortization of deferred financing costs and the Company's revolving credit facility.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets

        The Company evaluates the impairment of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment." Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. The evaluation is performed at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. In evaluating long-lived assets for recoverability, the Company estimates the future cash flows at the individual store level that are expected to result from the use of each store's assets based on historical experience, omni-channel strategy, knowledge, and market data assumptions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

        Similarly, for right-of-use assets, these assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired, and are evaluated at the individual store level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. However, in evaluating long-lived assets for recoverability, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rates, and economic conditions that can be difficult to predict. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

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

        The Company assesses trademarks for impairment annually as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of trademarks below their carrying value. The Company's fiscal year 2019 and fiscal year 2018 impairment tests resulted in a fair value that significantly exceeded the carrying amount of the Company's

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

trademarks. In addition to assessing qualitative factors that could impact the fair value of the New York & Company and Fashion to Figure trademarks, the Company performed a sensitivity analysis on the key assumptions used in the trademark impairment analysis and has determined that a significant, negative change in the assumptions would not impact the Company's conclusion that no impairment was required.

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

February 1, 2020

2. Summary of Significant Accounting Policies (Continued)

treasury stock method. A reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands, except per share amounts)
Net (loss) earnings	$(61,623)	$4,230

Basic (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	64,346	63,825

Basic (loss) earnings per share	$(0.96)	$0.07

Diluted (loss) earnings per share
Weighted average shares outstanding:
Basic shares of common stock	64,346	63,825
Plus impact of share-based awards	—	2,088

Diluted shares of common stock	64,346	65,913

Diluted (loss) earnings per share	$(0.96)	$0.06

        The calculation of diluted earnings (loss) per share for fiscal year 2019 and fiscal year 2018 excludes the share-based awards listed in the following table due to their anti-dilutive effect, as determined under the treasury stock method:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Stock options	—	3
Stock appreciation rights(1)	2,522	490
Restricted stock and units	671	164

Total anti-dilutive shares	3,193	657

(1)
Each stock appreciation right ("SAR") referred to above represents the right to receive a payment measured by the increase in the fair market value of one share of common stock from the date of grant of the SAR to the date of exercise of the SAR. Upon exercise, the SARs will be settled in the Company's common stock.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

3. Leases

        For further information regarding the Company's material subsequent event affecting the carrying value of the Company's right-of-use assets and the classification of the lease liabilities, please refer to Note 15, "Subsequent Events."

        The Company determines if a long-term contractual agreement is a lease, or contains a lease, at inception, and separates lease components from non-lease components by allocating the contract consideration to the components based on their relative standalone prices. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset, such as common area maintenance. The Company leases retail business locations, office facilities, office equipment, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. Leases on retail business locations typically specify minimum rentals plus common area maintenance charges, real estate taxes, other landlord charges and possible additional rentals based upon a percentage of sales. Most of the retail business location leases previously had original terms of 10 years, and some retail business location leases provide renewal options at specified rates. The Company's lease agreements do not contain any material residual value guarantees. As of February 1, 2020, approximately 70% of its store leases could be terminated by the Company within two years, providing the Company with operating flexibility. The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

        As previously disclosed in Note 2, the Company adopted ASU 2016-02 as of February 3, 2019, using the transition option to recognize a cumulative adjustment to the opening retained earnings balance and without adjustment to prior periods. As permitted under the guidance, the Company has elected the package of transition practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification, and indirect costs for existing leases. In addition, the Company has elected the practical expedient to separate its lease components from non-lease components. The Company has elected to not record short-term leases on its consolidated balance sheet. Short-term leases are leases with a term of twelve months or less ("short-term leases"). Instead, the Company recognizes short-term leases on a straight-line basis over the related lease term and does not record a related right-of-use asset or lease liability. The Company has not elected to apply the hindsight practical expedient.

        Adoption of ASU 2016-02 resulted in the recording of operating lease assets and operating lease liabilities of approximately $238.1 million and $268.4 million, respectively, as of February 3, 2019. The difference between the additional lease assets and lease liabilities primarily represents adjustments for initial direct costs, tenant allowances, deferred rent, and the initial right-of-use asset impairment amounts associated with stores with fixed assets that were previously impaired. The adoption of this standard did not materially impact the Company's consolidated statements of operations or consolidated statements of cash flows.

        In accordance with the new lease standard, the disclosure of the impact of the cumulative effect adjustment to the opening balance of retained deficit on the Company's consolidated balance sheet on February 3, 2019 was as follows:

	February 2, 2019 (As reported)	Effect of ASU 2016-02 Adoption	February 3, 2019 (As amended)
	(Amounts in thousands)
Retained deficit	$(92,450)	$(10,489)	$(102,939)

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

3. Leases (Continued)

        The $10.5 million cumulative effect adjustment primarily represents impairment charges to the right-of-use asset associated with stores with fixed assets that were previously impaired.

        Right-of-use assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired, and are evaluated at the individual store level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. However, in evaluating long-lived assets for recoverability, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rates, and economic conditions that can be difficult to predict. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the long-lived assets, an impairment loss, equal to the excess of the carrying amount over the fair value of the assets, is recognized.

        During fiscal year 2019, the Company recorded $12.0 million of loss from impairment charges related to its store operating lease assets on the Company's consolidated statements of operations. The Company could experience future material non-cash impact to its operating income (loss) as the result of future impairments of the right-of-use asset depending on store performance, among other factors.

Lease Assets and Liabilities

        The following table discloses supplemental balance sheet information for the Company's leases:

	Classification	February 1, 2020
		(amounts in thousands)
Assets
Operating lease assets	Operating lease assets	$189,794
Finance lease assets	Property and equipment, net	3,926

Total lease assets		$193,720

Liabilities
Current
Operating	Current operating lease liabilities	$40,350
Finance	Accrued expenses	1,166
Non-current
Operating	Non-current operating lease liabilities	189,154
Finance	Other liabilities	844

Total lease liabilities		$231,514

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

3. Leases (Continued)

Lease Cost

        The components of lease expense were as follows:

	Classification	Twelve months ended February 1, 2020
		(amounts in thousands)
Operating lease cost—stores(1)	Occupancy costs	$74,738
Operating lease cost—office space and equipment	SG&A	9,598
Finance lease costs:
Amortization of leased assets	Occupancy costs/SG&A	1,426
Interest on lease liabilities	Interest expense	110

Total lease cost		$85,872

(1)
Includes $18.9 million of short-term lease costs and $4.8 million of variable lease costs for the twelve months ended February 1, 2020. Included in variable lease costs are amounts related to rentals based upon a percentage of sales.

Maturity of Lease Liabilities

        The following table summarizes the maturity of lease liabilities as of February 1, 2020:

Fiscal Year	Operating leases	Finance leases
	(amounts in thousands)
2020	$58,295	$1,364
2021	46,191	569
2022	38,432	145
2023	34,800	—
2024	30,285	—
Thereafter	82,892	—

Total lease obligations	$290,895	$2,078

Less: Interest	61,391	68

Present value of lease liabilities	$229,504	$2,010

        The table above does not include $3.0 million of short-term lease commitments. As of February 1, 2020, the Company had no leases that were signed, but had not yet commenced.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

3. Leases (Continued)

Lease Term and Discount Rate

        The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases, excluding short-term leases:

February 1, 2020
Weighted-average remaining lease term (years)
Operating leases	6.9
Finance leases	1.7
Weighted-average discount rate
Operating leases	6.1%
Finance leases	3.5%

        The discount rate is the rate implicit in the lease unless that rate cannot be readily determined. Most of the Company's operating leases do not provide an implicit interest rate. Therefore, when an implicit rate is unavailable the Company is required to use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company used incremental borrowing rates based on information available at the date of adoption of ASU 2016-02.

Other Information

        Supplemental cash flow information related to leases was as follows:

Twelve months ended February 1, 2020
(amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$62,964
Operating cash flows from finance leases	$99
Financing cash flows from finance leases	$1,761
Lease assets obtained in exchange for new operating lease liabilities	$8,854
Lease assets obtained in exchange for new finance lease liabilities	$—

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

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

        The opening and closing balances of the Company's contract liabilities are as follows:

	Gift Cards & Merchandise Credits		Loyalty Rewards
	Twelve months ended February 1, 2020	Twelve months ended February 2, 2019	Twelve months ended February 1, 2020	Twelve months ended February 2, 2019
	(Amounts in thousands)
Beginning balance	$12,206	$13,649	$6,389	$7,331
Increase/(decrease), net	(749)	(1,443)	(1,832)	(942)

Ending balance	$11,457	$12,206	$4,557	$6,389

        Contract liabilities related to gift cards and merchandise credits and loyalty programs are reported in "Accrued expenses" on the consolidated balance sheets.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

4. Revenue Recognition (Continued)

        The amount of revenue recognized during the twelve months ended February 1, 2020 and February 2, 2019 that was included in the opening contract liability balance for gift cards and merchandise credits was $3.5 million and $7.1 million, respectively. During the twelve months ended February 1, 2020 and February 2, 2019, the net revenue impact from rewards issued, redeemed and expired under loyalty reward programs was $1.8 million and $0.9 million of revenue recognized, respectively.

        Deferred revenue related to the ADS Agreement was $25.0 million at February 1, 2020, of which $21.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the consolidated balance sheet. As of February 2, 2019, deferred revenue related to the ADS Agreement was $29.0 million, of which $25.0 million is included in "Other liabilities" and $4.0 million is included in "Accrued expenses" on the consolidated balance sheet. During fiscal year 2019 and fiscal year 2018, the Company recognized revenue of $22.1 million and $23.7 million, respectively, from royalties and the amortization of signing bonuses in connection with the ADS Agreement.

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

        The Company's largest country sources are China, Vietnam and Indonesia, which represented approximately 95% of merchandise purchases in fiscal year 2019. The Company utilized two major apparel agents, which together represented approximately 63% of the Company's merchandise purchases during fiscal year 2019; however, no individual factory represented more than 8% of the Company's merchandise purchases.

6. Proprietary Credit Card

        The Company has a credit card processing agreement with ADS, referred to elsewhere in these Notes as the ADS Agreement, which provides the services of the Company's proprietary credit card program. ADS owns the credit card accounts, with no recourse from the Company. The Company's receivable due from ADS at any time represents the standard processing time of approximately three

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

6. Proprietary Credit Card (Continued)

days. The amount due at February 1, 2020 and February 2, 2019 was $2.1 million and $1.5 million, respectively. The Company does not have any off-balance sheet arrangements with credit exposure.

7. Property and Equipment

        Property and equipment at February 1, 2020 and February 2, 2019 consist of the following:

	February 1, 2020	February 2, 2019
	(Amounts in thousands)
Land	$117	$117
Store fixtures and equipment	130,967	152,246
Office furniture, fixtures, and equipment	23,330	25,478
Leasehold improvements	129,862	139,101
Software	74,586	68,109
Construction in progress	1,131	2,716

Total	359,993	387,767
Less accumulated depreciation	315,097	323,976

Property and equipment, net	$44,896	$63,791

        Included in furniture, fixtures, and equipment above is $9.4 million of assets recorded under capital leases as of February 1, 2020 and February 2, 2019.

        Depreciation expense amounted to $19.9 million and $21.0 million for fiscal year 2019 and fiscal year 2018, respectively.

        The Company classifies long-lived store assets within level 3 of the fair value hierarchy as defined in ASC 820. The Company reported $7.4 million and $1.6 million of non-cash impairment charges related to underperforming store assets in fiscal year 2019 and fiscal year 2018, respectively, in "Loss from impairment charges" on the Company's consolidated statements of operations.

8. Commitments and Contingencies

Leases

        The Company leases retail business locations, office and warehouse facilities, and automotive equipment under various non-cancelable operating leases expiring in various years through 2031. As of February 1, 2020, approximately 70% of its store leases could be terminated by the Company within two years, and approximately 90% of the Company's store leases could be terminated by the Company within five years. Leases on retail business locations typically specify minimum rentals plus common area maintenance charges, real estate taxes, other landlord charges and possible additional rentals based upon percentages of sales.

        The Company leases office space for its corporate headquarters at 330 West 34th Street, New York, New York. The lease for the corporate headquarters expires in 2030.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

8. Commitments and Contingencies (Continued)

        For further information regarding the Company's lease commitments and contingencies, please refer to Note 3, "Leases."

Open Purchase Orders

        As of February 1, 2020, the Company had open purchase commitments of $67.7 million for inventory and $1.6 million for store construction.

Legal Proceedings

        There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

9. Employee Benefit Plans

Savings and Retirement Plans

        The Company contributes to a defined contribution savings and retirement plan (the "SARP") qualifying under section 401(k) of the Internal Revenue Code. Participation in the Company's SARP is available to all associates, if not covered by the pension plan discussed below, who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of 21. Participants are able to contribute up to 100% of their pay to the SARP, subject to Internal Revenue Service (IRS) limits. The Company matches 100% of the employee's contribution up to a maximum of 4% of the employee's eligible pay. The Company match is immediately vested.

        The Company's costs under this plan were as follows:

Fiscal Year	(Amounts in thousands)
2019	$1,304
2018	$1,384

Pension Plan

        The Company sponsors a single employer defined benefit pension plan ("plan") covering substantially all union employees. Employees covered by collective bargaining agreements are primarily non-management store associates, representing approximately 7% of the Company's workforce at February 1, 2020. The plan provides retirement benefits for union employees who have attained the age of 21 and complete 1,000 or more hours of service in any calendar year following the date of employment. The plan provides benefits based on length of service. The Company's funding policy for the pension plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by ERISA rules. The Company

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

9. Employee Benefit Plans (Continued)

expects to contribute approximately $0.6 million to the plan during fiscal year 2020. The Company's pension plan weighted average asset allocation, by asset category, is as follows:

Asset Category	Fiscal Year 2019	Fiscal Year 2018
Equity securities	70%	70%
Fixed income	25%	26%
Cash and cash equivalents	5%	4%

        The Company's investment policy generally targets 65% to 70% in equity securities and 30% to 35% in fixed income.

        The fair values of the pension plan assets at February 1, 2020, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 1, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$4,342	$4,342	$—	$—
International common stocks	682	—	682	—
Fixed income securities:
U.S. agency bonds	847	—	847	—
U.S. corporate bonds	932	—	932	—
U.S. mortgage-backed securities	15	—	15	—
Cash and cash equivalents:
Cash and cash equivalents	343	304	39	—

Total	$7,161	$4,646	$2,515	$—

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

9. Employee Benefit Plans (Continued)

        The fair values of the pension plan assets at February 2, 2019, utilizing the fair value hierarchy in accordance with ASC 820, is as follows:

		Fair Value Measurements Using
	February 2, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Equity securities:
U.S. common stocks	$3,980	$3,980	$—	$—
International common stocks	608	—	608	—
Fixed income securities:
U.S. agency bonds	874	—	874	—
U.S. corporate bonds	817	—	817	—
U.S. mortgage-backed securities	18	—	18	—
Cash and cash equivalents:
Cash and cash equivalents	251	245	6	—

Total	$6,548	$4,225	$2,323	$—

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

        The following weighted average assumptions were used to determine benefit obligations:

	Fiscal Year 2019	Fiscal Year 2018
Discount rate	2.80%	4.00%

        The following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year 2019	Fiscal Year 2018
Discount rate	4.00%	3.70%
Long-term rate of return on assets	8.00%	8.00%

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

9. Employee Benefit Plans (Continued)

        The measurement dates for fiscal year 2019 and fiscal year 2018 are January 31, 2020 and January 31, 2019, respectively, for the determination of benefit obligations. The following table provides information for the pension plan:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of period	$7,987	$8,425
Service cost	387	386
Interest	314	305
Actuarial loss (gain)	812	(519)
Benefits paid	(589)	(610)

Benefit obligation, end of period	$8,911	$7,987

Change in plan assets:
Fair value of plan assets, beginning of period	$6,548	$7,182
Actual (loss) gain on plan assets	575	(486)
Benefits paid	(589)	(610)
Employer contributions	627	462

Fair value of plan assets, end of period	$7,161	$6,548

Funded status	$(1,750)	$(1,439)
Unrecognized net actuarial loss	2,705	2,176
Unrecognized prior service credit	(97)	(113)

Net amount recognized	$858	$624

Amounts recognized in the consolidated balance sheets:
Accrued pension liability	$(1,750)	$(1,439)
Accumulated other comprehensive loss	2,608	2,063

Net amount recognized	$858	$624

        At February 1, 2020 and February 2, 2019, the Company reported a minimum pension liability of $1.8 million and $1.4 million, respectively, due to the underfunded status of the plan. The minimum pension liability is reported in "Other liabilities" on the consolidated balance sheets. Included in accumulated other comprehensive loss at February 1, 2020 is a net loss of $0.2 million that is expected to be recognized in net periodic benefit cost during fiscal year 2020.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

9. Employee Benefit Plans (Continued)

        Net periodic benefit cost includes the following components:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Service cost	$387	$386
Interest cost	314	305
Expected return on plan assets	(517)	(562)
Amortization of unrecognized losses	224	156
Amortization of prior service credit	(15)	(15)

Net periodic benefit cost	$393	$270

        The following schedule shows the expected benefit payments over the next 10 years:

Fiscal Year	(Amounts in thousands)
2020	$722
2021	695
2022	652
2023	621
2024	589
2025-2029	2,434

Total	$5,713

10. Share-Based Compensation

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

        Under the Amended and Restated 2006 Plan, the Company is able to grant share-based awards to its executives, consultants, directors, or other key employees. Options and SARs generally have a maximum term of up to 10 years. Upon grant of share-based awards, the compensation committee of the Company's board of directors will determine the exercise price, if applicable, and the term and conditions of any award pursuant to the Amended and Restated 2006 Plan. The exercise price of an incentive stock option and a SAR, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price of an incentive stock option awarded to a person who owns stock constituting more than 10% of the total combined voting power of all classes

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

10. Share-Based Compensation (Continued)

of stock of the Company may not be less than 110% of the fair market value on such date and the option must be exercised within five years of the date of grant. The aggregate fair market value of common stock for which an incentive stock option is exercisable for the first time during any calendar year, under all equity incentive plans of the Company, may not exceed $0.1 million. Upon the exercise of a SAR, a participant will receive a number of shares of the Company's common stock equal in value to the excess of the fair market value of a share of common stock over the exercise price per share, multiplied by the number of shares in respect of which the SAR is exercised. Vesting provisions, including performance targets, for all share-based awards are determined by the compensation committee of the Company's board of directors before or at the date of grant, however, subject to certain restrictions, all outstanding share-based awards may vest upon a sale of the Company. At February 1, 2020, shares that are not currently outstanding and are available for issuance amounted to 4,087,183.

        A summary of the Company's options and SARs outstanding as of February 1, 2020 and activity for fiscal year 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in thousands)			(Amounts in thousands)
Outstanding, beginning of period	3,393	$2.36
Granted	425	1.96
Exercised	(133)	1.91
Forfeited	(194)	2.91
Expired	(169)	2.56

Outstanding, end of period(1)	3,322	$2.29	5.6	$—

Exercisable, end of period	2,390	$1.87	4.5	$—

(1)
The non-vested SARs outstanding at February 1, 2020 vest subject to the passage of time through fiscal year 2023. There were no stock options outstanding at February 1, 2020.

        Aggregate intrinsic value for both outstanding and exercisable SARs, in the table above, represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money SARs) that would have been received by the SAR holders had all SAR holders exercised their SARs on February 1, 2020. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options and SARs exercised for fiscal year 2019 and fiscal year 2018 (based on the difference between the Company's stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options and SARs exercised) was approximately $49,000 and $1.1 million, respectively.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

10. Share-Based Compensation (Continued)

        In accordance with ASC 718, the fair value of each option and SAR granted is estimated on the date granted using the Black-Scholes option-pricing model for all employees and non-employee board members. The weighted average fair value for options and SARs granted during fiscal year 2019 and fiscal year 2018 was $1.03 and $2.43, respectively. The total fair value of share-based awards that vested during fiscal year 2019 and fiscal year 2018 was $1.6 million and $2.7 million, respectively.

        The following weighted average assumptions were used to value stock options and SARs:

	Fiscal Year 2019	Fiscal Year 2018
Expected volatility	61.8%	62.5%
Expected life	4.8 years	4.1 years
Risk-free interest rate	2.0%	2.8%
Expected dividend yield	—%	—%

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

        The following table summarizes the restricted stock and unit awards outstanding at February 1, 2020 and activity for fiscal year 2019:

	Shares	Weighted Average Grant Date Fair Value
	(Amounts in thousands)
Non-vested at February 2, 2019	1,247	$3.97
Granted	683	1.88
Vested	(279)	3.29
Forfeited	(530)	4.25

Non-vested at February 1, 2020	1,121	$2.74

        The fair value of restricted stock and units is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. Each vested stock unit is convertible into one share of the Company's common stock. Of the non-vested shares outstanding at February 1, 2020, including restricted stock and units, 1,023,691 shares vest subject to the passage of time through fiscal year 2022, and 97,150 shares vest subject to the Company achieving fiscal year earnings targets for fiscal years 2019 through 2021.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

10. Share-Based Compensation (Continued)

        The following table summarizes the performance-based awards activity for the last two fiscal years:

Performance-based Awards	# of shares
(Amounts in thousands)
Non-vested at February 3, 2018	95,149
Granted	497,150
Vested	95,149
Forfeited	—

Non-vested at February 2, 2019	497,150

Granted	—
Vested	—
Forfeited	(400,000)

Non-vested at February 1, 2020	97,150

        Total share-based compensation expense attributable to all share-based awards was $2.1 million and $2.3 million in fiscal year 2019 and fiscal year 2018, respectively. The Company recognizes share-based compensation expense in the consolidated statements of operations over the requisite service period for each share-based payment award adjusted for actual forfeitures as they occur. For performance-based awards, share-based compensation expense is reduced based on the Company's estimate of forfeitures resulting from the performance target not being achieved. The Company recognized a tax benefit in the consolidated statements of operations related to share-based compensation expense of $17,800 and $0.5 million in fiscal year 2019 and fiscal year 2018, respectively. The tax benefit recognized in fiscal year 2019 and fiscal year 2018 consolidated statements of operations was offset by corresponding adjustments to the valuation allowance against deferred tax assets. The Company recognized $126,000 and $29,000 of excess tax benefits in the consolidated statements of operations related to share-based awards during fiscal year 2019 and fiscal year 2018, respectively. For further information related to the deferred tax valuation allowance, please refer to Note 13, "Income Taxes." Unamortized share-based compensation expense at February 1, 2020 was $2.9 million and will be recognized in the consolidated statements of operations over a weighted average period of 1.5 years.

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

11. Accrued Expenses

        Accrued expenses consist of the following:

	February 1, 2020	February 2, 2019
	(Amounts in thousands)
Gift cards and merchandise credits	$11,457	$12,206
Sourcing and distribution	19,100	11,419
Compensation and benefits	7,048	8,587
Loyalty rewards programs	4,557	6,389
Deferred revenue—ADS Agreement	4,000	4,000
Other taxes	3,354	4,195
Legal settlement and fees	866	3,805
Other accrued expenses	20,161	17,984

Total accrued expenses	$70,543	$68,585

12. Long-Term Debt and Credit Facilities

        For further information regarding the Company's material subsequent event affecting the availability and classification of debt and credit facilities, please refer to Note 15, "Subsequent Events."

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

        The maximum revolving credit facility commitment remains unchanged, providing the Company with up to $100 million of credit, consisting of a $75 million revolving credit facility (which includes a sub-facility for issuance of letters of credit up to $45 million), and a fully committed accordion option that allows the Company to increase the revolving credit facility up to $100 million in the aggregate or decrease it to a minimum of $60 million in the aggregate, subject to certain restrictions. Borrowing availability under the Company's revolving credit facility is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. Under the Loan Agreement, the Company continues to be subject to a Minimum Excess Availability covenant equal to the greater of (i) 10% of the revolving credit facility commitment and

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

12. Long-Term Debt and Credit Facilities (Continued)

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

        The Company can no longer borrow funds under the term loan. The maximum borrowing availability under the Loan Agreement is determined by a monthly borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets. As of February 1, 2020, the Company had availability under the Loan Agreement of $43.5 million, net of letters of credit outstanding of $8.2 million, as compared to availability of $35.0 million, net of letters of credit outstanding of $11.9 million, as of February 2, 2019. The $8.2 million of letters of credit outstanding at February 1, 2020 represent $8.1 million of standby letters of credit primarily related to the Company's corporate headquarters and certain insurance contracts and $0.1 million of commercial letters of credit. As of February 1, 2020, the Company had no borrowings outstanding under the Loan Agreement.

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

13. Income Taxes

        Income tax expense consists of:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Federal:
Current	$—	$—
Deferred	—	—
State and Local:
Current	531	2,815
Deferred	—	—

	$531	$2,815

        The components of items giving rise to the net deferred income tax assets (liabilities) recognized in the Company's consolidated balance sheets are as follows:

	February 1, 2020	February 2, 2019
	Non-current	Non-current
	(Amounts in thousands)
Deferred income tax assets:
Accrued expenses	$12,491	$21,107
Inventory	711	790
Fixed assets and intangible assets	2,542	3,290
Net operating loss	45,680	25,021
Lease obligation	61,524	—
Other assets	9,829	9,057

Subtotal	132,777	59,265
Valuation allowance	(79,959)	(55,980)

Total deferred income tax assets	$52,818	$3,285

Deferred income tax liabilities:
Right-of-use assets	$(50,879)	$—
Prepaid costs	(1,939)	(3,285)

Total deferred income tax liabilities	$(52,818)	$(3,285)

Net deferred tax assets (liabilities)	$—	$—

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

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

13. Income Taxes (Continued)

        As of February 1, 2020, the Company had $801.7 million of various state net operating loss carryforwards and $125.4 million of federal net operating loss carryforwards.

        The state net operating loss carryforwards are reported on a pre-apportioned basis that applies to various states with varying tax laws and expiration dates. Below is a summary of the Company's loss carryforwards and when they expire:

Tax Year Ended	State NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
2/3/2007	$4,914	FY2012	7
2/2/2008	50,698	FY2013	8
1/31/2009	48,738	FY2014	9
1/30/2010	67,229	FY2015	10
1/29/2011	78,728	FY2016	11
1/28/2012	66,164	FY2017	12
2/2/2013	30,185	FY2018	13
2/1/2014	44,850	FY2019	14
1/31/2015	76,337	FY2020	15
1/30/2016	64,619	FY2021	1 to 16
1/28/2017	65,389	FY2022	2 to 17
2/3/2018	47,635	FY2023	3 to 18
2/2/2019	80,321	FY2024	4 to 19
2/1/2020	75,905	FY2025	5 to 20

	$801,712

Tax Year Ended	Federal NOL Carryover (Amounts in thousands)	The Earliest Expiration Starts at the Beginning of Fiscal Year	Years Remaining
1/28/2012	$20,036	FY2032	12
1/31/2015	21,549	FY2035	15
1/30/2016	10,019	FY2036	16
1/28/2017	3,866	FY2037	17
2/1/2020	69,952	—	—

	$125,422

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

13. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense is as follows:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Statutory federal tax (21%—2019, 21%—2018)	$(12,829)	$1,480
State and local income taxes, net of federal income tax benefit	(3,713)	(981)
Federal tax credit	(340)	(515)
Permanent difference	111	146
Excess tax benefits on share-based compensation	126	29
Executive compensation limitation	60	654
Reserve for uncertain tax position	—	518
State audit settlement	—	1,643
Valuation allowance	15,757	(886)
True-ups	1,402	717
Other, net	(43)	10

Income tax expense	$531	$2,815

        The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years through 2015. With limited exception, the Company is no longer subject to state and local income tax examinations for tax years through 2015.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in accordance with ASC 740 is as follows:

	Fiscal Year 2019	Fiscal Year 2018
	(Amounts in thousands)
Unrecognized tax benefits at beginning of period	$2,371	$1,951
Additions based on tax positions related to the current year	11	10
Additions for tax positions of prior years	83	809
Reductions for tax positions of prior years	(557)	(184)
Settlements	(164)	(215)
Reductions for lapse of statute of limitations	—	—

Unrecognized tax benefits at end of period	$1,744	$2,371

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year 2019, the Company recorded interest and penalties in the consolidated statements of operations of $0.1 million. During fiscal year 2018, the Company recorded a net benefit for interest and penalties in the consolidated statements of operations of $0.1 million. At February 1, 2020 and February 2, 2019, the Company had accrued $0.8 million and $0.8 million respectively, for the potential payment of interest and penalties. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next twelve

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

13. Income Taxes (Continued)

months. Of the total $1.7 million of unrecognized tax benefits at February 1, 2020, approximately $1.3 million, if recognized, would affect the Company's effective tax rate.

14. Stockholders' Equity

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

Redeemable Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. At February 1, 2020 and February 2, 2019, there were no shares of preferred stock outstanding.

15. Subsequent Events

        As previously announced in March 2020, the COVID-19 outbreak in the United States initially led to reduced store traffic and the temporary reduction of operating hours for the Company's brick-and-mortar stores. As the impact of COVID-19 evolved, the Company took decisive action to temporarily close all of the Company's brick-and-mortar stores to ensure the health and safety of its employees, customers, and communities. During that time, RTW's eCommerce platforms and third party fulfillment center remained operational and continued to serve customers online and through social media. As of the date of this filing, in accordance with the federal and state guidelines and the adoption of new health and safety recommendations resulting from the COVID-19 pandemic, the Company began re-openings its brick-and-mortar stores during the first week of June 2020. The Company will re-open stores utilizing a staggered approach, with the goal of a majority of its brick-and-mortar stores re-opened by the last week of June 2020. Effective April 27, 2020, the Company permanently reduced its corporate headquarters headcount by over 50%. In addition to furloughing a substantial number of the Company's personnel and terminating certain corporate personnel, the Company has taken steps to reduce operating costs and improve efficiency, including targeted reductions in capital expenditures, and engaging in conversations with landlords and vendors to defer payments until the Company's brick-and-mortar stores reopen.

        The Company has not paid rent to its landlords for its store locations for the months of April 2020 and May 2020. In addition, the Company has not made recent payments to many of its vendors. As of the date of this filing, the Company has received default notices from many landlords and vendors for non-payment. The Company may be in default of all of its store lease agreements as of the date of this filing, but has not yet received default notification from all landlords.

        The Company cannot reasonably estimate the length or severity of COVID-19. The Company's revenues, results of operations, and cash flows have been materially adversely impacted, and are expected to be further materially adversely impacted, which raises substantial doubt about the

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

15. Subsequent Events (Continued)

Company's ability to continue as a going concern. The Company has already experienced substantial and recurring losses from operations, and such losses have caused a retained deficit of $164.6 million as of February 1, 2020. As such, the Company has retained an investment bank to assist in evaluating strategic alternatives and has been considering available options, including restructuring its obligations or seeking protection under the bankruptcy laws, in which case there will likely not be any value distributed to its shareholders and its shares could be cancelled for no consideration. The Company believes that seeking protection under the bankruptcy laws is probable.

        As previously announced, on March 20, 2020 the Company drew down $40 million under its loan agreement with Wells Fargo Bank, National Association ("Wells Fargo") (the "Loan Agreement"), at an interest rate equal to the LIBOR plus a margin of 1.25% as a precautionary measure and to preserve financial flexibility. As a result of the COVID-19 pandemic and steps the Company took in response thereto, subsequent to February 1, 2020 and prior to June 3, 2020, the Company was in default under the Loan Agreement, although the Company did not receive any default notices from Wells Fargo, administrative agent and lender. Borrowing availability under the Loan Agreement is determined by a borrowing base calculation based on applying specified advance rates against inventory and certain other eligible assets and may be limited if there are existing defaults. As the borrowing base is reduced, the Company plans to repay amounts outstanding under the Loan Agreement. The Company's does not have any other credit facilities it can borrow under. The Company believes without seeking protection under the bankruptcy laws it does not have ability to raise additional capital at this time.

        On June 3, 2020, RTW Retailwinds, Inc. and its wholly-owned direct and indirect subsidiaries, including Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, LLC, Lerner New York FTF, LLC, Lerner New York Holding, Inc., New York & Company Stores, Inc., Lerner New York GC, LLC and FTF GC, LLC entered into Amendment No. 2 to Fourth Amended and Restated Loan and Security Agreement and Joinder ("Amendment No. 2") with Wells Fargo Bank, National Association, as administrative agent and lender, which amends the Loan Agreement. The provisions of the Loan Agreement amended by Amendment No. 2 include, among other things: (i) reduction to the sub-facility for issuance of letters of credit; (ii) increased interest rates applicable to Revolving Loans to LIBOR plus a margin of 2.5%; (iii) a current repayment of $20 million of amounts outstanding under the Loan Agreement; (iv) full repayment of the amounts outstanding under the Loan Agreement by August 15, 2020; (v) starting June 13, 2020, the sweep of cash in excess of $40 million to pay down amounts outstanding under the Loan Agreement; (vi) revised reporting requirements; (vii) reduction in advance rates used for the Borrowing Base calculation; and (viii) forbearance until June 30, 2020 of certain specified potential defaults. These conditions have caused the Company, subsequent to February 1, 2020, to classify this debt obligation as a current liability, further worsening its working capital and liquidity. Please refer to the Company's Current Report on Form 8-K filed June 4, 2020 for a further description and copy of Amendment No. 2.

        As a result of COVID-19, all of the Company's retail stores have been closed since March 19, 2020, which has led to a subsequent impairment of the carrying values of the Company's inventory, right-of-use assets, fixed assets and other long-term assets, which the Company expects to be substantial and material. The carrying values of all of the Company's assets as of February 1, 2020 do not reflect the impairments of such assets as of the filing date. The Company is unable to estimate the current or future carrying values of its inventory, right-of-use assets, fixed assets, intangible assets and other assets

RTW Retailwinds, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

February 1, 2020

15. Subsequent Events (Continued)

as of the date of this filing due to the uncertainty in the macro economic environment and customer spending behavior as a result of the ongoing COVID-19 pandemic, and the impact resulting from the Company's determination that it is probable that they will seek protection under the bankruptcy laws.

        Since the Company's stores have been closed since mid-March 2020, the inventory located in its stores and distribution center is aged and has been significantly impaired. If the Company seeks protection under the bankruptcy laws, this inventory may be sold at substantial discount to the values reflected on the February 1, 2020 balance sheet. Due to COVID-19 overlapping the important holiday season selling period of Easter and Mother's Day, the Company was left with significant unsold inventory during Spring 2020.

        The Company's right-of-use assets primarily consist of its store leases, which at February 1, 2020 were $189.8 million. As a result of the above-mentioned store closures, and the material adverse effect the COVID-19 pandemic has had and is expected to continue to have on mall traffic and consumer spending on the Company's merchandise, the Company believes that its right-of-use assets are materially impaired as of the filing date. If the Company seeks protection under the bankruptcy laws, it could be determined that these right-of-use assets may have little to no value. In addition, the related non-current lease liabilities were $189.2 million at February 1, 2020, and are expected to be classified as current liabilities of the Company.

        The Company's fixed assets primarily consist of store fixtures, equipment, leasehold improvements and office equipment, which at February 1, 2020 were $44.9 million. As a result of store closures, and the material adverse effect the COVID-19 pandemic has had and is expected to continue to have on mall traffic and consumer spending on the Company's merchandise, the Company believes that its fixed assets have been materially impaired as of this filing date. If the Company seeks protection under the bankruptcy laws, it could be determined that the Company's fixed assets in stores and corporate headquarters may have little to no value.

        On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides relief to taxpayers affected by COVID-19 and includes several business provisions that may impact a company's accounting for income taxes. In addition, the impact of COVID-19 itself on businesses draws attention to certain provisions in ASC 740. The Company analyzed the business provisions in the CARES Act and determined that the Act does not have a significant impact on its income tax provision.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.†
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(i)
3.3	Second Amended and Restated By-laws.††
9.1	Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 25, 2004.**
9.2	Amendment No. 4 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 22, 2006.†††
9.3	Amendment No. 5 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated August 16, 2006.+
9.4	Amendment No. 6 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated May 10, 2011.(c)
9.5	Amendment No. 7 to Stockholders Agreement by and among New York & Company, Inc. and the stockholders party thereto, dated March 13, 2012.(d)
10.1	Employment Letter, dated as of April 28, 2010, between New York & Company, Inc. and Gregory Scott. TTT
10.2	Employment Letter, dated as of November 3, 2008, between New York & Company, Inc. and Sheamus Toal.††††
10.3	Employment Letter, dated as of November 9, 2011, between New York & Company, Inc. and Faeth Bradley.(d)
10.4	Offer Letter and Employment Letter, dated as of April 18, 2019, between RTW Retailwinds, Inc. and Traci Inglis.(k)
10.5	Retention Agreement, dated as of April 10, 2020, by and between RTW Retailwinds, Inc. and Sheamus Toal.(m)
10.6	Transition Services Agreement by and between Lerner New York Holding, Inc. and Limited Brands, Inc., dated as of November 27, 2002.*
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
10.28
Second Amended and Restated Private Label Credit Card Program Agreement By and Among Comenity Bank and New York & Company, Inc., Lerner New York, Inc., and Nevada Receivable Factoring, Inc. dated as of July 14, 2016 (confidential treatment has been requested for portions of this agreement).(f)
10.29
Amendment No 1. to Fourth Amended and Restated Loan and Security Agreement and Joinder, made by and among Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, LLC and Lerner New York FTF, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of October 24, 2019.(l)
10.30	Ratification and Assumption Agreement, dated February 4, 2019, by and among Lerner New York, Inc., Wells Fargo Bank, National Association, as agent, and the other parties thereto.(j)

Exhibit No.	Description
10.31	Amendment No 2. to Fourth Amended and Restated Loan and Security Agreement and Joinder, made by and among Lerner New York, Inc., Lernco, Inc., Lerner New York Outlet, LLC and Lerner New York FTF, LLC, wholly-owned indirect subsidiaries of RTW Retailwinds, Inc., and Wells Fargo Bank, N.A., as Agent and Sole Lender, dated as of June 3, 2020.(n)
21.1	Subsidiaries of the Registrant.(j)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2020.
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated June 9, 2020.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(i)
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018.

(j)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019, as filed with the SEC on April 16, 2019.

(k)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, as filed with the SEC on June 6, 2019.

(l)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, as filed with the SEC on December 11, 2019.

(m)
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 16, 2020.

(n)
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020.